Form 10-Q
period 2004-06-30
IDENIX PHARMACEUTICALS INC
filed 2004-08-26
CIK 1093649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0478605
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

60 Hampshire Street
Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-9800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of August 15, 2004, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 47,904,600 shares.

IDENIX PHARMACEUTICALS, INC.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$48,611	$43,485
Restricted cash	—	20
Accounts receivable	15,168	11,152
Deferred offering costs	2,135	843
Project deposits	1,708	2,321
Prepaid expenses and other current assets	962	2,533

Total current assets	68,584	60,354
Property and equipment, net	5,710	4,066
Restricted cash	750	750
Investment in related party	500	500
Other assets	1,265	1,420

Total assets	$76,809	$67,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,173	$6,223
Accrued expenses	13,827	12,312
Capital lease obligations	—	2
Deferred rent	50	50
Deferred revenue	178	107
Deferred revenue, related party	9,211	10,756
Income taxes payable	260	505

Total current liabilities	26,699	29,955
Long-term obligations	3,732	4,849
Deferred rent, net of current portion	1,480	1,506
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	41,452	54,239

Total liabilities	77,635	94,821
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,540,460 and 36,450,383 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	37	36
Additional paid-in capital	210,792	199,609
Deferred compensation	(3,159)	(3,889)
Accumulated other comprehensive income	274	346
Accumulated deficit	(208,770)	(223,833)

Total stockholders’ deficit	(826)	(27,731)

Total liabilities and stockholders’ deficit	$76,809	$67,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Revenues:
License fees and collaborative research and development - related party	$42,689	$7,278
License fees and collaborative research and development – other	—	(4,469)
Government research grants	67	110

Total revenues	42,756	2,919
Operating expenses (1):
Research and development	17,684	18,273
General and administrative	3,275	8,901
Sales and marketing	912	348

Total operating expenses	21,871	27,522

Income (loss) from operations	20,885	(24,603)
Interest income, net	66	163
Other expense	(1)	(10)

Income (loss) before income taxes	20,950	(24,450)
Income tax provision	—	(16)

Net income (loss)	20,950	(24,466)
Accretion of redeemable convertible preferred stock	—	(16,416)

Net income (loss) attributable to common stockholders	$20,950	$(40,882)

Earnings (loss) per share:
Basic	$0.57	$(1.68)
Diluted	$0.53	$(1.68)
Shares used in calculation of earnings (loss) per share:
Basic	36,517	24,264
Diluted	39,225	24,264

(1) During the three months ended June 30, 2004 and 2003, stock-based compensation expenses included in operating expenses amounts to approximately:

	Three Months Ended June 30,
	2004	2003
Research and development	$311	$301
General and administrative	193	2,615
Sales and marketing	33	32

	$537	$2,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Revenues:
License fees and collaborative research and development - related party	$59,319	$7,278
License fees and collaborative research and development – other	—	(4,165)
Government research grants	132	212

Total revenues	59,451	3,325
Operating expenses (1):
Research and development	36,094	23,515
General and administrative	6,737	12,509
Sales and marketing	1,813	679

Total operating expenses	44,644	36,703

Income (loss) from operations	14,807	(33,378)
Interest income, net	144	169
Other expense	(2)	(15)

Income (loss) before income taxes	14,949	(33,224)
Income tax benefit	114	—

Net income (loss)	15,063	(33,224)
Accretion of redeemable convertible preferred stock	—	(29,074)

Net income (loss) attributable to common stockholders	$15,063	$(62,298)

Earnings (loss) per share:
Basic	$0.41	$(3.94)
Diluted	$0.39	$(3.94)
Shares used in calculation of earnings (loss) per share:
Basic	36,495	15,800
Diluted	38,924	15,800

(1) During the six months ended June 30, 2004 and 2003, stock-based compensation expenses included in operating expenses amounts to approximately:

	Six Months Ended June 30,
	2004	2003
Research and development	$618	$603
General and administrative	379	2,979
Sales and marketing	66	65

	$1,063	$3,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$15,063	$(33,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	533	267
Stock-based compensation expense	1,063	3,647
Revenue adjustment for contingently issuable shares	2,461	—
Changes in operating assets and liabilities:
Accounts receivable	—	19
Accounts receivable, related party	(4,016)	(7,415)
Project deposits	613	(10)
Prepaid expenses and other current assets	1,565	(32)
Other assets	155	64
Accounts payable	(3,045)	(1,046)
Accrued expenses	1,552	10,229
Deferred rent	(25)	—
Deferred revenue	73	(272)
Deferred revenue, related party	(6,177)	74,361
Income taxes payable	(250)	135
Long-term obligations	(986)	4,446

Net cash provided by operating activities	8,579	51,169

Cash flows from investing activities:
Purchase of property and equipment	(2,198)	(468)
Restricted deposits	20	23

Net cash used in investing activities	(2,178)	(445)

Cash flows from financing activities:
Proceeds from sale of common stock	74	1,136
Deferred offering costs	(1,291)	—
Repayment of capital lease obligations	(2)	(9)

Net cash (used in) provided by financing activities.	(1,219)	1,127
Effect of changes in exchange rates on cash and cash equivalents	(56)	30

Net increase in cash and cash equivalents	5,126	51,881
Cash and cash equivalents at beginning of period	43,485	8,548

Cash and cash equivalents at end of period	$48,611	$60,429

Supplemental disclosure of cash flow information:
Interest paid	$—	$76
Taxes paid	178	—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$29,074
Antidilution shares contingently issuable to related party	10,616	—
Common stock dividend paid on Series C preferred stock	—	17,684
Conversion of preferred stock into common stock	—	172,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS

     Idenix Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases. The Company’s current focus is on the treatment of infections caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

     The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are included in the Company’s Registration Statement No. 333-111157 on Form S-1, as amended, which has been filed with the Securities and Exchange Commission (the “SEC”).

Revenue Recognition

     The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which allows revenue to be recorded under the following conditions: there is persuasive evidence that an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements and government grants.

     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and research and development payments from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

term as the related costs are incurred. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

     Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead drug candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement became effective upon consummation of the collaboration with Novartis Pharma AG (“Novartis”) in May 2003. The Company repurchased these rights for $5,000,000 in the year ended December 31, 2003. The repurchase of these rights resulted in a $4,571,000 reversal of revenue previously recognized through the Company’s arrangements with Sumitomo. The remaining amount of $429,000 was recorded as a reduction of deferred revenue. The Company has $4,272,000 included in deferred revenue at each of December 31, 2003 and June 30, 2004 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement arrangement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.

     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF No. 00-21, ’’Accounting for Revenue Arrangements with Multiple Deliverables,’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into on or after July 1, 2003.

     Government Research Grant Revenue – Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for its stock-based awards to employees and directors using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Subsequent changes to option terms can also give rise to compensation expense. The Company recognizes compensation expense for restricted stock sold and stock options granted to nonemployees in accordance with the requirements of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FAS 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in the interim financial statements. The Company applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, to include pro forma net income (loss) per share information as if the fair value based method of accounting had been used.

     If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and earnings (loss) per common share would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders – as reported	$20,950	$(40,882)	$15,063	$(62,298)
Add stock-based compensation expense included in reported net income (loss)	537	2,948	1,063	3,647
Deduct stock-based compensation expense determined under fair value method	(707)	(3,753)	(1,403)	(4,622)

Net income (loss) attributable to common stockholders – pro forma	$20,780	$(41,687)	$14,723	$(63,273)

Earnings (loss) per share:
Basic	$0.57	$(1.68)	$0.41	$(3.94)
Basic – pro forma	$0.57	$(1.72)	$0.40	$(4.00)
Diluted	$0.53	$(1.68)	$0.39	$(3.94)
Diluted – pro forma	$0.53	$(1.72)	$0.38	$(4.00)

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     The assumptions used are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.60%	2.27%	3.14%	2.82%
Expected option term (in years)	5	5	5	5
Expected volatility	—	—	—	—

Basic and Diluted Earnings (Loss) per Common Share

     The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128 and Staff Accounting Bulletin (“SAB”) No. 98, basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares consist of common shares issuable upon the assumed exercise of outstanding stock options and warrants (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4), restricted stock awards, and the weighted-average conversion of redeemable convertible preferred stock into shares of common stock (using the if-converted method).

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) (Numerator):
Net income (loss) attributable to common stockholders	$20,950	$(40,882)	$15,063	$(62,298)
Shares (Denominator):
Weighted average number of common shares outstanding for basic earnings per share	36,517	24,264	36,495	15,800
Net effect of dilutive stock options	1,336	—	1,218	—
Effect of contingently issuable shares subject to Novartis stock purchase rights	1,372	—	1,211	—

Weighted average number of common shares outstanding for diluted earnings per share	39,225	24,264	38,924	15,800

Basic earnings (loss) per share	$0.57	$(1.68)	$0.41	$(3.94)
Diluted earnings (loss) per share	$0.53	$(1.68)	$0.39	$(3.94)

     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options	—	1,947	—	1,947
Warrants	—	5,333	—	5,333
Redeemable convertible preferred stock	—	26,858	—	26,858
Restricted stock	—	20	—	20

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

3. COMPREHENSIVE INCOME (LOSS)

     For the three and six months ended June 30, 2004 and 2003, respectively, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$20,950	$(24,466)	$15,063	$(33,224)
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(46)	45	(72)	64

Total comprehensive income (loss)	$20,904	$(24,421)	$14,991	$(33,160)

4. NOVARTIS RELATIONSHIP

Overview

     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s drug candidates. Novartis paid the Company a license fee of $75,000,000 for its lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide full development funding for these HBV drug candidates and will make milestone payments which could total up to $35,000,000 upon the achievement of regulatory approval milestones, as well as additional milestone payments based upon achievement of predetermined sales levels. Novartis also acquired an option to license the Company’s HCV and other drug candidates. If Novartis exercises its option to collaborate on the Company’s lead HCV drug candidate, NM 283, it would be required to provide full development funding for this drug candidate and pay the Company up to $525,000,000 in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company earned and received a $25,000,000 milestone payment from Novartis based upon results from a clinical trial on its lead HCV drug candidate. The Company recognized the milestone payment as revenue in June 2004.

     Simultaneously with the collaboration described above, Novartis purchased, pursuant to a Stock Purchase Agreement (''Stock Purchase Agreement’’), approximately 54% of the Company’s outstanding capital stock from the Company’s stockholders for $255,000,000 in cash, with an additional aggregate amount of up to additional $357,000,000 contingently payable (in cash, or under certain circumstances, American Depository Shares of Novartis AG) to these stockholders if the Company achieves predetermined development milestones relating to an HCV drug candidate.

     To date, the Company has received from Novartis $75,000,000 as a license fee for its HBV drug candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company has estimated that the performance period during which the development of the HBV drug candidates and NM 283 will be a period of approximately six and one-half years following the effective date of the development agreement

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

that the Company entered into with Novartis. The Company is recognizing the license fee payment and other up-front payments over this period. If the estimated performance period changes, then the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fees over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Novartis’ Stock Purchase Rights

     Novartis has the right to purchase, at par value of $0.001 per share, such number of shares required to maintain its percentage ownership of the Company’s voting stock if the Company issues shares of capital stock in connection:

•	with the acquisition or in-licensing of technology through the issuance of up to 5% of the Company’s stock in any 24-month period; or

•	with the exercise of options to purchase up to 1,399,106 shares of the Company’s common stock reserved for issuance under the Company’s 1998 Equity Incentive Plan, as amended, as of May 8, 2003.

     These purchase rights of Novartis remain in effect until the earlier of:

•	the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or

•	the date that Novartis becomes obligated under the Stock Purchase Agreement to make the additional contingent payments of $357,000,000 to substantially all of the Company’s existing stockholders at the time of purchase.

     As the Company grants options that are subject to this stock purchase right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, will be recorded as a reduction of the upfront license fee associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and remaining deferred revenue. The amount attributed to revenue will be recorded as negative revenue in the period in which the options are granted with the remaining amount attributed as a reduction of deferred revenue. This Novartis stock purchase right covers options to purchase up to 1,399,106 shares of common stock. As of June 30, 2004, there were 1,194,923 stock options that are subject to this subscription right which, if and when exercised, would result in the issuance of approximately 1,382,000 shares of common stock to Novartis as of June 30, 2004. The fair value of these contingently issuable shares was determined to be $18,657,000 as of June 30, 2004 and has been recorded as a credit to additional paid-in capital as of June 30, 2004. A total of $15,392,000 has been recorded as a reduction of deferred revenue as of June 30, 2004 with the remaining amount of $3,265,000 recorded as a reduction of revenue. As part of this revenue reduction, a $838,000 reduction of revenue was recorded for the three months ended June 30, 2004 and a $2,461,000 reduction of revenue was recorded for the six months ended June 30, 2004. No revenue reductions were recorded during the three and six months ended June 30, 2003. These amounts will be adjusted through the date of issuance based upon changes in the value of the Company’s common stock, changes in Novartis’ percentage ownership, upon cancellation of such options or upon termination of Novartis’ stock purchase rights. These adjustments will be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated its common stock subscription rights with respect to 1,399,106 shares of common stock that the Company may issue as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these contingently issuable shares was determined to be $15,400,000 at the time of the initial public offering and resulted in a $3,257,000 decrease in additional paid-in capital with the offsetting increase attributed proportionately between cumulative revenue recognized through the date of the offering and remaining deferred revenue. As a result of the issuance of these shares, the contingencies involved with future option grants and stock issuances under the 1998 Equity Incentive Plan pursuant to this right are terminated, and no additional adjustments to revenue and deferred revenue will be required.

     Additionally, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, will be recorded as a reduction of the upfront license fee associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and remaining deferred revenue. These amounts will be adjusted through the date of option exercise or, in the case of stock awards, full vesting based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Research and development contract costs	$8,309	$4,632
Settlement costs	—	2,000
License fees	1,000	2,000
Payroll and benefits	1,604	1,779
Professional fees	1,287	980
Unvested restricted stock	256	286
Other	1,371	635

	$13,827	$12,312

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

6. LEGAL CONTINGENCIES

Hepatitis C Drug Candidates

     In May 2004, the Company and, in an individual capacity, its Chief Executive Officer (“CEO”), entered into a settlement agreement with the University of Alabama at Birmingham (“UAB”) and its affiliate, the UAB Research Foundation (“UABRF”), to resolve a dispute among these parties. In March 2004, the Company and, in an individual capacity, its CEO, filed a lawsuit against UABRF in the United States District Court, District of Massachusetts, seeking declaratory judgment regarding the Company’s ownership of inventions and discoveries made during the period from November 1999 to November 2002 (“Leave Period”) by the CEO and the Company’s ownership of patents and patent applications related to such inventions and discoveries. During the Leave Period, while acting in the capacity as the Company’s Chief Scientific Officer, the CEO was on sabbatical from November 1999 to November 2000 (“Sabbatical Period”) and then unpaid leave prior to resigning in November 2002 from his position as a professor at UAB.

     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in the second quarter of 2004, which was recorded as research and development expense in the quarter ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the U.S. or any of the U.K., France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relate to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

Hepatitis B Drug Candidates

     In addition to the Leave Period matter noted above, UABRF notified the Company in January 2004 that UABRF believes that patent applications which the Company has licensed from UABRF can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. The Company disagrees with UABRF’s assertion. If UABRF pursues such patent claims, they could assert that the obligations of the Company arising under the license agreement with respect to licensed technology (including the amount and manner of payments due) are applicable to the Company’s intended use of telbivudine to treat hepatitis B. The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. If UABRF’s position were to be upheld, and telbivudine was found to be covered by the agreement, the Company could be required to pay UABRF $15,000,000 related to the upfront payment received from Novartis. In addition, the Company could be required to pay royalties to UABRF. The Company does not believe that it is probable that UABRF’s position will be upheld.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

Indemnification

     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development agreement. Under the development agreement and stock purchase agreement, the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C drug candidates, including representations regarding the Company’s ownership of the inventions and discoveries. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the development agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

7. RELATED PARTY TRANSACTION

     One of our directors has been a partner in the law firm Wilmer Cutler Pickering LLP since September 2001. Effective May 31, 2004, the law firm Wilmer Cutler Pickering LLP combined with Hale and Dorr LLP to form Wilmer Cutler Pickering Hale and Dorr LLP, and this director is now a partner of the combined firm. Hale and Dorr has provided legal services to the Company since its inception in 1998, and the Company is continuing to retain the services of Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. From the effective date of the combination through June 30, 2004, the Company has incurred legal expenses of $235,000 for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP.

8. SUBSEQUENT EVENTS

     On July 27, 2004, in connection with the completion of its initial public offering and a concurrent private placement of common stock, the Company issued and sold 4,600,000 shares of common stock in a public offering and 5,400,000 shares of common stock to Novartis at a price of $14.00 per share. Net proceeds to the Company, after deducting underwriting discounts, were $135,492,000. In addition to the shares issued in the initial public offering and concurrent private offering, the Company also issued and sold 1,100,000 shares of common stock to Novartis at a purchase price of $0.001 per share in exchange for the termination of certain common stock subscription rights held by Novartis.

     In conjunction with our initial public offering, certain selling stockholders of the Company participated in the offering in which they sold 1,200,000 shares for net proceeds of $15,624,000, in which the Company acted as an agent in the transaction for the disbursement of the net proceeds to the selling stockholders.

     In July 2004, the Company amended its Restated Certificate of Incorporation to increase the authorized number of shares of common stock available for issuance from 50,000,000 to 60,000,000 shares. Additionally, in July 2004, the 2004 Stock Incentive Plan, pursuant to which 800,000 shares of common stock have been reserved for issuance, was approved by the stockholders of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information and Factors That May Affect Future Results

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

     Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases. Our current focus is on the treatment of infections caused by hepatitis B, or HBV, hepatitis C, or HCV, and human immunodeficiency virus, or HIV. Each of our current drug candidates is a small molecule antiviral compound which is intended to have significant competitive advantages in one or more areas, such as safety, efficacy, resistance profile or convenience of dosing compared to currently approved treatments.

     The following table summarizes key information regarding our pipeline of drug candidates all of which are selective and specific nucleosides or nucleoside analogs that may be administered orally once a day:

	Drug		Next Development
Indication	Candidates	Description	Stage
HBV	telbivudine (L-nucleoside)	Phase III clinical trial fully enrolled. Submission of a new drug application, or NDA, anticipated in late 2005. Data from phase IIb clinical trial demonstrated 1,000,000 fold reduction in serum viral levels after 52 weeks of treatment.	New Drug Application

HBV	valtorcitabine (L-nucleoside)	Data from phase I dose escalation clinical trial indicates that patients who received 900 mg over a 28 day period tolerated the drug well and achieved a mean reduction in serum viral levels of more than 1,000 fold, or 99.9%. Being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. Expect to begin a phase IIb clinical trial in second half of 2004.	phase IIb

HCV	NM 283 (Nucleoside analog)	Data, as of June 30, 2004, from the phase I dose escalation clinical trial indicates that among patients receiving the then highest overall dose exposure of NM 283 the mean reduction from baseline serum viral levels was 1.1 log10, or 92%, during the 15 day treatment period. Being	phase IIb

	Drug		Next Development
Indication	Candidates	Description	Stage
developed as single agent therapy for patients for whom interferon treatment is not appropriate and as a more effective alternative to ribavarin in interferon-based treatment. Expect to begin a phase IIb clinical trial in second half of 2004.

HCV	NV-08B (Nucleoside analog)	This drug candidate, which we have recently identified is from a structurally different chemical class than NM 283. Similar to NM 283, in laboratory studies, NV-08B appears to be more potent and less cytotoxic than ribavarin. Expect to file an IND and begin a phase I clinical trial in early 2005.	phase I*

HIV	NV-05A (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	Expect to file an IND and begin a phase I clinical trial in early 2005.	phase I*

*Phase I clinical trial incorporates or is expected to incorporate certain of the objectives of a phase II clinical trial.

     In July 2004, we completed an initial public offering and private placement offering with Novartis in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. In connection with the initial public offering and concurrent private placement offering, we received $135.5 million in net proceeds, after deducting underwriting discounts.

     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. Novartis paid us a license fee of $75 million for our lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV drug candidates and will make milestone payments, which could total up to $35 million upon the achievement of regulatory approval milestones, as well as additional milestone payments based upon achievement of predetermined sales levels.

     Novartis also acquired an option to license our HCV and other drug candidates. If Novartis exercises its option to collaborate with us on NM 283, our initial HCV drug candidate, it would be required to provide development funding and pay us up to $525 million in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. We will co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004 we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of NM 283. This milestone was achieved when the data from the NM 283 phase I clinical trial demonstrated a mean reduction of 1.1 log10, or a 92% reduction in the serum viral levels of HCV infected patients receiving the then highest dose of NM 283 and it was determined that NM 283 was suitably safe to advance into phase IIb clinical trials.

     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV drug candidate. As of June 30, 2004, Novartis and its affiliate, Novartis BioVentures, Ltd., which was an existing stockholder at the time of the Novartis stock purchase, collectively owned approximately 57% of our outstanding common stock.

     Novartis has the right to purchase from us that number of shares of our common stock as is required to enable Novartis and its affiliates, other than Novartis BioVentures, Ltd., to maintain Novartis’ percentage ownership in our company. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock. We have also agreed that, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our Chief Financial Officer. If in Novartis’ reasonable judgment our Chief Financial Officer is not satisfactorily performing his duties, we are required to terminate the employment of our Chief Financial Officer.

     All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit to the U.S. Food and Drug Administration, or FDA, an NDA for a drug candidate we are developing prior to late 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed drug candidates, license fees relating to NM 283 and other drug candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements.

     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Although we were profitable for the three and six months ended June 30, 2004, we do not anticipate maintaining profitability in the near future. Historically we have generated losses principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities and the expansion of our operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.

     Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with animal studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. The majority of our research and development spending is incurred on clinical, preclinical and manufacturing activity with third-party external contractors relating to the development of our HBV and HCV drug candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential drug candidates and advance our clinical trials.

     Pursuant to our development agreement with Novartis, after it licenses a drug candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its right to license our drug candidates generally requires that Novartis exercise the option for each such drug candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new drug.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

     Revenues

     Total revenues were $42.8 million for the three months ended June 30, 2004 as compared with $2.9 million for the three months ended June 30, 2003.

     Total revenues for the three months ended June 30, 2004 were comprised of:

•	$42.7 million in related party revenue from Novartis consisting of $2.7 million in license fee revenue, $25.0 million in milestone revenue associated with NM 283, our lead HCV drug candidate, and $15.0 million for reimbursement of research and development expenses; and

•	$0.1 million in government grant revenue.

     Total revenues for the three months ended June 30, 2003 were comprised of:

•	$7.3 million in related party revenue from Novartis, consisting of $1.9 million in license fee revenue and $5.4 million for reimbursement of research and development expenses;

•	$0.1 million in government grant revenue; and

•	a net reduction of $4.5 million in revenue from Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo in May 2003 to reacquire the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan.

     Revenues were higher for the three months ended June 30, 2004 in comparison with the prior reporting period primarily due to earning revenue from Novartis for the entire period in 2004 in comparison with a partial period in 2003 as we completed the collaboration arrangement with Novartis in May 2003.

     Research and Development Expenses

     Research and development expenses were $17.7 million for the three months ended June 30, 2004 as compared with $18.3 million for the three months ended June 30, 2003. The decrease of $0.6 million was due to:

•	a one-time fee of $6.3 million relating to a license of certain manufacturing technology associated with our HBV drug candidates expensed in 2003.

     This decrease was offset by increased expenses of approximately $5.7 million for research and development attributable to the following:

•	$4.1 million increase for third-party contractors primarily for phase III clinical trials of telbivudine, which include amounts paid to clinical research organizations and purchases of drug products used in comparative testing with telbivudine in our clinical trials;

•	$0.8 million increase in salary and other payroll-related expenses from hiring additional research and development personnel;

•	$0.2 million increase in rent and operating costs associated with new lease agreements entered into in 2003 for facilities in Cambridge, Massachusetts and Montpellier, France;

•	$0.2 million increase for the use of consultants for certain research and development activities; and

•	$0.4 million increase in lab supplies and operating costs.

     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities.

     General and Administrative Expenses

     General and administrative expenses were $3.3 million for the three months ended June 30, 2004 as compared with $8.9 million for the three months ended June 30, 2003. The decrease of $5.6 million was primarily due to:

•	$2.9 million decrease in professional fees principally related to financial advisory, legal and accounting services rendered in connection with the Novartis transaction in 2003 and a decrease in expenses relating to patent prosecution and maintenance;

•	$2.4 million decrease in non-cash stock compensation primarily due to the accelerated vesting in May 2003 of stock options held by our former Chief Financial Officer;

•	$0.2 million decrease in salary and other payroll-related expenses primarily due to a $0.4 million bonus paid to our Chief Executive Officer upon the closing of the Novartis transaction in May 2003; and

•	$0.1 million decrease in other operating costs, primarily related to recruiting fees.

     We expect that our general and administrative expenses will increase substantially in the future as we incur additional costs associated with being a public company, including expanding our finance and accounting staff, additional directors’ and officers’ liability insurance, investor relations programs and increased professional fees.

     Sales and Marketing Expenses

     Sales and marketing expenses were $0.9 million for the three months ended June 30, 2004 as compared with $0.3 million for the three months ended June 30, 2003. The increase of $0.6 million was primarily due to:

•	$0.5 million increase in consulting expenses, primarily attributable to market research studies in anticipation of the expected commercial launch of telbivudine; and

•	$0.1 million increase in salaries and other payroll-related expenses as a result of hiring additional marketing personnel.

     We expect that sales and marketing expenses will increase significantly in the future as we increase marketing activities, build commercial infrastructure, expand our marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of our submission to the FDA of an NDA for telbivudine in late 2005 and the subsequent commercial introduction of telbivudine and other drug candidates pending regulatory approval.

     Interest Income, Net

     Net interest income was $0.1 million for the three months ended June 30, 2004 as compared with $0.2 million for the three months ended June 30, 2003. The decrease of $0.1 million was due to higher average cash balances during the three months ended June 30, 2003 due to the receipt of the $75 million license fee from Novartis.

     Income Taxes

     Income tax expense was $16,000 for the three months ended June 30, 2003 as compared with no income tax expense or benefit for the three months ended June 30, 2004. The decrease of $16,000 was due to an income tax benefit earned in our French subsidiary relating to certain research and development credits. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for our parent company and were reimbursed for these costs, plus a profit margin. We did not incur any income tax expense on the net income earned during the three months ended June 30, 2004 as we expect to use net operating loss carry forwards in 2004 to offset any taxable income.

Comparison of Six Months Ended June 30, 2004 and 2003

     Revenues

     Total revenues were $59.5 million for the six months ended June 30, 2004 as compared with $3.3 million for the six months ended June 30, 2003.

     Total revenues for the six months ended June 30, 2004 were comprised of:

•	$59.3 million in related party revenue from Novartis consisting of $3.7 million in license fee revenue, $25.0 million in milestone revenue associated with NM 283 and $30.6 million for reimbursement of research and development expenses; and

•	$0.2 million in government grant revenue.

     Total revenues for the six months ended June 30, 2003 were comprised of:

•	$7.3 million in related party revenue from Novartis, consisting of $1.9 million in license fee revenue and $5.4 million for reimbursement of research and development expenses;

•	$0.2 million in government grant revenue; and

•	a net reduction of $4.2 million in revenue from Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo in May 2003 to reacquire the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan.

     Revenues were higher for the six months ended June 30, 2004 in comparison with the prior reporting period primarily due to earning revenue from Novartis for the entire period in 2004 in comparison with a partial period in 2003 as we completed the collaboration arrangement with Novartis in May 2003.

     Research and Development Expenses

     Research and development expenses were $36.1 million for the six months ended June 30, 2004 as compared with $23.5 million for the six months ended June 30, 2003. The increase of $12.6 million was primarily due to:

•	$16.0 million increase for third-party contractors related primarily to phase III clinical trials of telbivudine, which include amounts paid to clinical research organizations, material costs and purchases of drug products used in comparative testing with telbivudine in the clinical trials, and additional pre-clinical testing on valtorcitibine and NM 283;

•	$1.4 million increase in salary and other payroll-related expenses as a result of hiring additional research and development personnel and the implementation of an employee bonus plan in 2004;

•	$0.5 million increase in rent and operating costs associated with new lease agreements entered into in 2003 for facilities in Cambridge, Massachusetts and Montpellier, France;

•	$0.2 million increase in travel expenses, principally associated with clinical trials; and

•	$0.8 million increase in other operating costs, primarily laboratory costs, recruiting fees, consultants and depreciation on scientific equipment.

     These increases were offset by a decrease in research and development expenses due to:

•	a one-time fee of $6.3 million incurred in 2003 relating to a license of certain manufacturing technology associated with our HBV drug candidates.

     General and Administrative Expenses

     General and administrative expenses were $6.7 million for the six months ended June 30, 2004 as compared with $12.5 million for the six months ended June 30, 2003. The decrease of $5.8 million was primarily due to:

•	$4.0 million decrease in professional fees principally related to financial advisory, legal and accounting services rendered in connection with the Novartis transaction in 2003 and a decrease in expenses relating to patent prosecution and maintenance; and

•	$2.6 million decrease in non-cash stock compensation primarily due to the accelerated vesting in May 2003 of stock options held by our former Chief Financial Officer.

     These decreases were offset by increased general and administrative expenses of approximately $0.8 million attributable to the following:

•	$0.5 million increase in salary and other payroll-related expenses primarily due to the implementation of an employee bonus plan in 2004;

•	$0.2 million increase in depreciation for leasehold improvements on our new headquarters in Cambridge, Massachusetts; and

•	$0.1 million increase in rent expense and occupancy costs associated with the lease on our new headquarters.

     Sales and Marketing Expenses

     Sales and marketing expenses were $1.8 million for the six months ended June 30, 2004 as compared with $0.7 million for the six months ended June 30, 2003. The increase of $1.1 million was primarily due to:

•	$0.9 million increase in consulting expenses, primarily attributable to market research studies in anticipation of the expected commercial launch of telbivudine; and

•	$0.2 million increase in salary and other payroll-related expenses as a result of the hiring of additional marketing personnel.

     Interest Income, Net

     Net interest income was $0.1 million for the six months ended June 30, 2004 as compared with $0.2 million for the six months ended June 30, 2003. The decrease of $0.1 million was due to higher average cash balances during the three months ended June 30, 2003 due to the receipt of the $75 million license fee from Novartis.

     Income Taxes

     Income tax benefit was $0.1 million for the six months ended June 30, 2004 as compared to no income tax expense (benefit) for the six months ended June 30, 2003. The income tax benefit for the six months ended June 30, 2004 was due primarily to a tax benefit associated with certain research and development credits in our French subsidiary. We did not incur any income tax expense on the net income earned during the six months ended June 30, 2004 as we expect to use net operating loss carry forwards in 2004 to offset any taxable income.

Liquidity and Capital Resources

     Since our inception in 1998 to June 30, 2004, we have financed our operations primarily through the receipt of license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV drug candidates, net proceeds from private placements of convertible preferred stock, net proceeds from Sumitomo for reimbursement of development costs and proceeds from the exercise of stock options. We had $48.6 million and $43.5 million in cash and cash equivalents as of June 30, 2004 and December 31, 2003, respectively. In connection with our lease commitment on our headquarters and U.S laboratory facility in Cambridge, Massachusetts, a commercial bank issued a letter of credit in October 2003 for $0.7 million collateralized by cash held on deposit with that bank. This cash is classified as restricted cash on our balance sheet. The letter of credit expires in December 2013 in conjunction with the end of the lease term.

     In July 2004, we completed an initial public offering and private placement offering with Novartis in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. In connection with the initial public offering and concurrent private placement offering, we received $135.5 million in net proceeds, after deducting underwriting discounts.

     Net cash provided by operating activities was $8.6 million and $51.2 million for the six months ended June 30, 2004 and 2003, respectively. The net cash provided by operating activities for the six months ended June 30, 2004 was due primarily to net income for the period, resulting in part from recognition of a $25.0 million milestone payment from Novartis during the second quarter. An increase in accrued expenses, receipt of an allowance for leasehold improvements and stock-based compensation also contributed to net cash provided by operating activities during the period. These increases were offset by decreases to accounts payable and deferred revenue and an increase in accounts receivable due to greater amounts of research and development expenses being reimbursed by Novartis. The net cash provided by operating activities for the six months ended June 30, 2003 was due primarily to an increase in deferred revenue resulting from the receipt of a license fee from Novartis and an increase in accounts payable due to greater research and development activity. These increases were offset by a net loss for the period.

     Net cash used in investing activities was $2.2 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The net cash used in investing activities for the six months ended June 30, 2004 was due to capital expenditures primarily on leasehold improvements for our corporate headquarters in Cambridge, Massachusetts. The net cash used in investing activities for the six months ended June 30, 2003 was due primarily to capital expenditures primarily on scientific and computer equipment.

     Net cash used in financing activities was $1.2 million for the six months ended June 30, 2004. Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2003. The net cash used in financing activities for the six months ended June 30, 2004 was primarily due to professional fees associated with our initial public offering. The net cash provided by financing activities for the six months ended June 30, 2003 was primarily due to the issuance of common stock upon the exercise of employee stock options.

     Set forth below is a description of our contractual cash obligations as of June 30, 2004.

	Payments Due by Period
			One to
Contractual Cash		Less Than	Three	Four to	After Five
Obligations	Total	One Year	Years	Five Years	Years
	(in thousands)
Operating and capital leases	$11,782	$1,225	$2,329	$2,422	$5,806
Employment, consulting and other agreements	13,761	4,867	6,894	2,000	—

Total contractual cash obligations	$25,543	$6,092	$9,223	$4,422	$5,806

     We have certain potential milestone payment obligations under our license agreement with the University of Alabama Research Foundation, or UABRF, entered into in June 1998, and subsequently amended in June 1998 and July 1999, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C drug candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an investigational new drug application, or IND, for a drug candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a drug candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the drug candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UABRF license agreement. However, if our belief is wrong, the licensors may assert claims to these milestone payments and to additional amounts. The settlement agreement which we have entered into with Sumitomo provides for a $5 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to certain of our hepatitis C drug candidates, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000.

     We believe that the net proceeds of our initial public offering and concurrent private offering to Novartis that we completed in July 2004, together with our current cash and cash equivalents, and funding we expect to receive from Novartis relating to the development of our HBV drug candidates, will be sufficient to satisfy our cash needs for at least the next two years. However, it is possible that we may seek additional financing within this period of time. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.

Off-Balance Sheet Transactions

     We currently have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial position and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and the fair value of stock related to stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the application of the accounting policies for revenue recognition, accrued expenses and stock-based compensation, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Registration Statement No. 333-111157 on Form S-1, as amended. No changes to those critical accounting policies have been effected during the six months ended June 30, 2004.

Factors that May Affect Future Results

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

     We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug discovery, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any drug products we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

We will need additional capital to fund our operations, including drug candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our drug candidates successfully.

     We believe that the net proceeds from our initial public offering and concurrent private offering to Novartis which we received in July 2004, together with our current cash and cash equivalents and development expense funding by Novartis for our HBV drug candidates, will be sufficient to satisfy our anticipated cash needs for at least the next two years. However, we may need to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.

     Our need for additional funding will depend in large part on whether:

•	with respect to our lead HBV drug candidates, Novartis continues to reimburse us for development expenses and we achieve milestones relating to the development and regulatory approval of these drug candidates and receive related milestone payments from Novartis; and

•	with respect to our HCV and other drug candidates, Novartis exercises its option to license these drug candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.

     In addition, although Novartis has agreed to pay for certain development expenses incurred under an approved development plan for our lead HBV drug candidates and other drug candidates which Novartis elects to license, Novartis has the right to terminate its license and the related funding obligations with respect to any drug candidate by providing us with six months’ written notice.

     Our future capital needs will also depend more generally on many other factors, including:

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current drug development programs for HBV, HCV and HIV;

•	the cost of obtaining, maintaining and defending patents on our drug candidates and processes;

•	the cost of establishing arrangements for manufacturing;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing sales and marketing functions;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or undertaking development and commercialization efforts for any additional drug candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements relating to our drug candidates.

     We estimate that we will incur significant costs to complete the clinical trials and other studies required to enable us to file NDAs with the FDA for our existing HBV and HCV drug candidates, assuming we continue our development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.

     We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us.

     If we raise additional capital through the sale of our common stock, existing stockholders will be diluted and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. These arrangements could result in the transfer to third parties of rights that we consider valuable.

We will not be able to commercialize our drug products successfully if we are unable to hire and train qualified sales personnel to develop a direct sales force.

     Our drug candidates are under development and we have not yet begun to recruit sales personnel to establish a direct sales force for the markets in which we will co-promote or co-market drugs we successfully develop and for which we receive regulatory approval. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult to recruit qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire and train qualified sales personnel to establish a direct sales force.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition, we believe that a significant number of drugs are currently under development and will become available in the future for the treatment of hepatitis B, hepatitis C and HIV. We believe that a number of drug candidates for the treatment of hepatitis B and are in a more advanced stage of development than our hepatitis B drug candidates and, like our drug candidates, these other drug candidates are based on nucleoside technology. If any of these drug candidates are successfully developed, they may be marketed before our drug candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products;

•	more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	products that have been approved or are in late stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

     Under certain circumstances, Novartis has the right to compete with drug candidates and drugs developed or licensed by us. Novartis has the right under certain circumstances to market and sell products that compete with the drug candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.

     Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of vaccines for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical.

     If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.

     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be successful.

     Even if our drug candidates are successfully developed, our success and growth will depend upon the acceptance of these candidates by physicians, healthcare professionals and third-party payers. Acceptance will be a function of our products being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. Lamivudine and adefovir dipivoxil are small molecule therapeutics currently approved for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of interferon and ribavirin. We are aware that a significant number of drug candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products or technologies are introduced that are more favorably received than our products or render our products obsolete; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to use of our products.

Our research and development efforts may not result in additional drug candidates being discovered, which could limit our ability to generate revenues.

     Our research and development programs, other than our programs for telbivudine, valtorcitabine and NM 283, are at preclinical stages. Additional drug candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

As we evolve from a company primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

     We have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. As we advance our drug candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.

If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

     We highly depend upon our senior management and scientific staff. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim against us could adversely affect our business.

     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used. Although we do not currently commercialize any products, product liability claims could be made against us based on the use of our drug candidates in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to marketing any of our drug candidates. Our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us.

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our drug candidates are still in development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.

     To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are telbivudine, valtorcitabine and NM 283. Currently, we are conducting phase III clinical trials of telbivudine and we expect to initiate phase IIb clinical trials of both NM 283 and the combination of valtorcitabine and telbivudine in the second half of 2004. Our other drug candidates are in various earlier stages of development. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. Safety standards include an assessment of the toxicology and carcinogenicity of the drug candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. As a result of efforts to satisfy these regulatory standards, our drug candidates may not:

•	offer therapeutic or other improvements over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

We do not expect any of our drug candidates to be commercially available until at least 2006.

If our clinical trials are not successful, we will not obtain regulatory approval for commercial sale of our drug candidates.

     To obtain regulatory approval for the commercial sale of our drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that our drug candidates are safe and effective. Preclinical studies and clinical trials are lengthy and expensive and the historical rate of failure for drug candidates is high. The results from preclinical studies of a drug candidate may not predict the results that will be obtained in human clinical trials.

     We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Among other things, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

     Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.

     We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend those clinical trials, or delay the analysis of data from our completed or ongoing clinical trials.

     Any of the following could delay the completion of our ongoing and planned clinical trials:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rate of patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials; or

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials.

     If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to complete phase III clinical trials of telbivudine or file an NDA for telbivudine;

•	we may be unable to commence phase IIb clinical trials of valtorcitabine and/or NM 283;

•	we may be unable to commence human clinical trials of our other HCV drug candidates, our HIV drug candidates or other drug candidates, if any;

•	Novartis may choose not to license our drug candidates other than telbivudine and valtorcitabine, and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or

•	we may not have the financial resources to continue research and development of our drug candidates.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

     Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

     We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending upon the complexity of the drug candidate. Our analysis of data obtained from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action, changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

     Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from a particular drug candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These restrictions may limit the size of the market for the product.

     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the U.S. Many foreign regulatory authorities, including those in major markets such as China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

Even if we obtain regulatory approvals, our drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals and our business would be seriously harmed.

     Approvals of our drug candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our drug candidates become commercially available. The manufacturer, and the manufacturing facilities we use to make any of our drug candidates, will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance.

     If we fail to comply with applicable continuing regulatory requirements, we may be subject to civil penalties, suspension or withdrawal of regulatory approval, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties. Because of these potential sanctions, we seek to monitor compliance with these regulations for manufacturing conducted for us.

If we are subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our business may be harmed.

     The regulations governing drug product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our drug candidates are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations, which may delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales by us or Novartis of the product in that country.

     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our products on a competitive basis. Because our drug candidates are in the development stage, we are unable at this time to determine the cost effectiveness of these drug candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate their cost effectiveness. Sales of prescription drugs depend on the availability and level of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide them with predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because our drug candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for products successfully developed. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.

     We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed in recent years. These proposals have included prescription drug benefit legislation recently enacted in the U.S. and healthcare reform legislation recently enacted by certain states. Further federal and state legislative and regulatory developments are possible and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from drug candidates that we may successfully develop.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Factors Related to Our Relationship with Novartis

Novartis has substantial control over us and could delay or prevent a change in corporate control.

     Novartis and its affiliate, Novartis BioVentures, presently hold approximately 57% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

•	the election of directors;

•	any amendment of our restated certificate of incorporation or amended and restated by-laws;

•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit our other stockholders.

Novartis has the right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock and in certain other situations.

     As long as Novartis and its affiliates own at least 19.4% of our voting stock, which we define below, we cannot take certain actions without the consent of Novartis. These actions include:

•	the authorization or issuance of additional shares of our capital stock or the capital stock of our subsidiaries, except for a limited number of specified issuances;

•	any change or modification to the structure of our Board of Directors or a similar governing body of any of our subsidiaries;

•	any amendment or modification to any of our organizational documents or those of our subsidiaries;

•	the adoption of a three-year strategic plan;

•	the adoption of an annual operating plan and budget, if there is no approved strategic plan;

•	any decision that would result in a variance of total annual expenditure, capital or expense, in excess of 20% from the approved three-year strategic plan;

•	any decision that would result in a variance in excess of the greater of $10 million or 20% of our profit or loss target in the strategic plan or annual operating plan;

•	the acquisition of stock or assets of another entity that exceeds 10% of our consolidated net revenue, net income or net assets;

•	the sale, lease, license or other disposition of any assets or business which exceeds 10% of our net revenue, net income or net assets;

•	the incurrence of any indebtedness by us or our subsidiaries for borrowed money in excess of $2 million;

•	any material change in the nature of our business or that of any of our subsidiaries;

•	any change in control of Idenix or any subsidiary; and

•	any dissolution or liquidation of Idenix or any subsidiary, or the commencement by us or any subsidiary of any action under applicable bankruptcy, insolvency, reorganization or liquidation laws.

     Pursuant to the Amended and Restated Stockholders Agreement dated July 27, 2004, among us, Novartis and certain of our stockholders, which we refer to as the stockholders agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.

     Additionally, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our Chief Financial Officer. If in Novartis’ reasonable judgment our Chief Financial Officer is not satisfactorily performing his duties, we are required to terminate the employment of our Chief Financial Officer.

     Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our stockholders which we refer to as the stock purchase agreement, Novartis purchased capital stock directly from our then existing stockholders and is required to make additional future contingent payments of up to $357 million to these stockholders if we achieve predetermined development milestones with respect to an HCV drug candidate. As a result, in making determinations as to our annual operating plan and budget for the development of our HCV drug candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

     Under the stockholders’ agreement, voting stock means our outstanding securities entitled to vote in the election of directors, but does not include:

•	securities issued in connection with our acquisition of all of the capital stock or all or substantially all of the assets of another entity; and

•	shares of common stock issued upon exercise of stock options or stock awards pursuant to compensation and equity incentive plans. Notwithstanding the foregoing, voting stock will include up to 1,399,106 shares that were reserved as of May 8, 2003 for issuance under our 1998 Equity Incentive Plan.

     Novartis has the ability to exercise substantial control over our strategic direction, our research and development focus and other material business decisions.

We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of our HBV drug candidates, and we may depend on Novartis for commercialization of other drug candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, our drug development programs, will be seriously harmed.

     In May 2003, we received a $75 million license fee from Novartis in connection with the license of our HBV drug candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Assuming we continue to successfully develop and commercialize these drug candidates, we are entitled to receive reimbursements of expenses we incur in connection with the development of drug candidates Novartis has licensed from us and additional milestone payments from Novartis. In June 2004, we received a milestone payment from Novartis in the amount of $25 million based upon the results achieved in the phase I clinical trial of NM 283, our lead HCV drug candidate. Novartis has the option to license NM 283 and additional drug candidates from us and if it does so, we are entitled to receive additional license fees and milestone payments. We expect that we will derive substantially all of our revenues from Novartis in the near future. Novartis may terminate the development agreement in any country or with respect to any product or drug candidate licensed under the development agreement for any reason on six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.

Novartis has the option to license our drug candidates, and if it does not exercise its option with respect to a drug candidate, our development, manufacture and/or commercialization of such drug candidate may be substantially delayed or limited.

     In addition to its license of telbivudine and valtorcitabine, Novartis has the option under the development agreement to license our other drug candidates, including NM 283, our lead drug candidate for the treatment of hepatitis C. Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. If we are not successful in efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis, we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming, and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.

If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our right to develop or commercialize our drug candidates.

     We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited, or Idenix Cayman, and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include, for example, the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include, for example, covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements and the conduct of our clinical studies. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop or commercialize our drug candidates and receive lower payments from Novartis than we had anticipated.

If we issue capital stock, in certain situations Novartis will be able to purchase shares at par value to maintain its percentage ownership in Idenix and, if that occurs, this could cause dilution. In addition, Novartis has the right, under specified circumstances, to purchase a pro rata portion of other shares that we may issue.

     Under the terms of the stockholders’ agreement, Novartis has the right to purchase at par value of $0.001 per share, such number of shares required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, which is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:

•	the date that Novartis and its affiliates own less than 19.4% of our voting stock; or

•	the date that Novartis becomes obligated under the stock purchase agreement to make the additional future contingent payments of $357 million to substantially all of our existing stockholders.

     In addition to the right to purchase shares of our common stock at par value as described above, Novartis has the right, subject to limited exceptions noted below, to purchase a pro rata portion of shares of capital stock that we issue. The price that Novartis pays for these securities would be the price that we offer such securities to third parties, including the price paid by persons who acquire shares of our capital stock pursuant to awards granted under stock compensation plans. Novartis’ right to purchase a pro rata portion would not include:

•	securities issued in connection with any stock split, reverse stock split, stock dividend or recapitalization that we undertake that affects all holders of our common stock proportionately;

•	shares that Novartis has the right to purchase at par value, as described above;

•	up to 1,976,588 shares of common stock issuable upon exercise of stock options outstanding as of May 8, 2003;

•	up to 1,399,106 shares of common stock issuable upon exercise of stock options and other awards granted after May 8, 2003 pursuant to our 1998 Equity Incentive Plan; and

•	securities issued in connection with our acquisition of all the capital stock or all or substantially all of the assets of another entity.

     Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant.

If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize our drug products licensed to Novartis and the development and commercialization of our other drug candidates could be delayed, curtailed or terminated.

     Under the development agreement, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, our lead hepatitis B drug products and other products that Novartis elects to license from us, which may include our hepatitis C drug products. Novartis will market and sell these drug products throughout the rest of the world. As a result, we depend upon the success of the efforts of Novartis to market and sell our drug products. However, we have limited control over the resources that Novartis may devote to its commercialization efforts under the development agreement and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the potential commercial benefits of the agreement, and our results of operations may be adversely affected.

     In addition, Novartis has the right to terminate the development agreement with respect to any product, drug candidate or country with six months’ written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the drug candidate, and we may not be successful in entering into a collaboration with another third party.

Novartis has the right under certain circumstances to market and sell products that compete with the drug candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.

     Novartis has agreed that, except as set forth in the development agreement, it will not market, sell or promote certain competitive products except that:

•	this agreement not to compete extends only until May 2008;

•	as to any country, the agreement not to compete would terminate if Novartis terminates the development agreement with respect to that country; and

•	if Novartis wishes to market, sell, promote or license a competitive product, it is required to inform us of the competitive product opportunity and, at our election, enter into good faith negotiations with us concerning such opportunity; if we either do not elect to enter into negotiations with respect to such opportunity or are unable to reach agreement within a specified period, Novartis would be free to proceed with plans with respect to such competing product.

     Accordingly, Novartis may under certain circumstances market, sell, promote or license, competitive products. Novartis has significantly greater financial, technical and human resources than we have and is better equipped to discover, develop, manufacture and commercialize products. In addition, Novartis has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Moreover, any direct or indirect competition with Novartis with respect to products that we have licensed to them could result in confusion in the market. In the event that Novartis competes with us, our business could be materially and adversely affected.

Factors Related to Our Dependence on Third Parties

Because we have limited sales, marketing and distribution experience and capabilities, we may seek to enter into additional arrangements with third parties. We may not be successful in establishing these relationships or, if established, the relationship may not be successful.

     We have limited sales, marketing and distribution experience and capabilities. Although we intend to build an internal sales force and expand our marketing capabilities, we may seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.

If we seek to enter into collaboration agreements for any other drug candidates but are not successful, we may not be able to continue development of those drug candidates.

     Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We have entered into an agreement with Novartis for the development and commercialization of telbivudine and valtorcitabine, our lead HBV drug candidates, and we have granted Novartis options with respect to development and commercialization of our other drug candidates. We may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally.

     If we do not have sufficient funds to develop our drug candidates, we will not be able to bring these drug candidates to market and generate revenue. As a result, our business will be adversely affected. In addition, the inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a drug candidate and could have a material adverse effect on our financial condition and results of operations because:

•	we may be required to expend our own funds to advance the drug candidate to commercialization;

•	revenue from product sales could be delayed; or

•	we may elect not to develop or commercialize the drug candidate.

If any collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

     We have entered into the development agreement with Novartis and we may enter into additional collaborative arrangements in the future. If collaborative partners do not devote sufficient time and resources to any collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if Novartis or future collaboration partners were to breach or terminate their arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate.

Our collaborations with outside scientists may be subject to restriction and change.

     We work with chemists and biologists at academic and other institutions who assist us in our research and development efforts. Telbivudine, valtorcitabine and NM 283 were discovered with the research and development assistance of these third-party chemists and biologists. Many of the scientists who have contributed to the discovery and development of our drug candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We depend on third-party manufacturers to manufacture products for us. If in the future we manufacture any of our products, we will be required to incur significant costs and devote significant efforts to establish these capabilities.

     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our drug candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our drug candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of drug candidates that we license to Novartis for our clinical supply requirements. In addition, Novartis may manufacture or have manufactured for us the API for commercial supplies of these products, subject to the terms of the supply agreement. Under this agreement, if Novartis manufactures the API for a product, we would generally rely on Novartis for regulatory compliance and quality assurance for that product. If Novartis were to breach or terminate its manufacturing arrangements with us, the development or commercialization of the affected product or drug candidate could be delayed, which could have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.

     We have relied upon third parties to produce material for preclinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long term supply arrangements of those materials on acceptable terms, if at all. We also expect to rely upon other third parties to produce materials required for clinical trials and for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

     Reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on Novartis or the third party for regulatory compliance and quality assurance, the possibility of breach by Novartis or the third party of agreements related to supply because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by Novartis or the third party, based on its own business priorities, at a time that is costly or damaging to us.

     In addition, the FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practice regulations. Any failure by us, Novartis or our third-party manufacturers to comply with current good manufacturing practices and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

     We may in the future elect to manufacture certain of our products in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Factors Related to Patents and Licenses

If we are unable to adequately protect our patents and licenses related to our drug candidates, or if we infringe the rights of others, we may not be able to successfully commercialize our drug candidates.

     Our success will depend in part on our ability to obtain patent protection both in the U.S. and in other countries for our drug candidates. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

     We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drugs, by preventing the patentability of our drugs to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our drug candidates. For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our drug candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. Our hepatitis B drug candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat hepatitis B. As a result, we cannot obtain patent protection on telbivudine itself, and we will be limited to relying upon patents granted on the method of using telbivudine in medical therapy for the treatment of hepatitis B.

     Our other hepatitis B drug candidate, valtorcitabine, is a prodrug of the L-nucleoside b-L-2’- deoxycytidine, or LdC, because it is converted into biologically active LdC in the body. We believe that valtorcitabine is a new compound. The U.S. Patent Office has recently allowed our patent claims on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine and we expect this allowed patent application to issue shortly. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B.

     In June 1998, we entered into an exclusive license agreement, which we refer to as the UAB license agreement, with UABRF, an entity affiliated with the University of Alabama at Birmingham, or UAB, pursuant to which we were granted an exclusive license to the rights that it, Emory University and the Le Centre National de la Recherché Scientifique, or CNRS, which we collectively refer to as the 1998 licensors, have to a 1995 U.S. patent application and corresponding patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B. In January 2004, UABRF notified us that it believes that the claims of these patent applications can be amended in a manner that would enable the 1998 licensors to prosecute and obtain generic patent claims that would generally cover the method of using telbivudine to treat hepatitis B and, consequently, cover the use of telbivudine to treat hepatitis B.

     If the 1998 licensors pursue such patent claims, we believe that they will assert that the UAB license agreement covers our telbivudine technology and that we are obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.

     If the 1998 licensors amend the patent claims of the pending 1995 patent application and corresponding foreign patent applications, we believe that they will assert a claim to 20% of the $75 million license fee we received in May 2003 in connection with the license of our hepatitis B drug candidates to Novartis. If UABRF asserts such a claim, we intend to dispute that such amount is owed. Under the terms of the license agreement, the dispute would be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.

     If we fail to perform our material obligations under the UAB license agreement, the agreement may be terminated or UABRF could, on its own behalf and on behalf of the other licensors, render the license to us non-exclusive. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat hepatitis B, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis, or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.

     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors.

     If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. Pursuant to the terms of the development agreement and the stock purchase agreement, if there is a breach Novartis has the right to seek indemnification from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, for the losses Novartis incurs as a result of the breach. The amounts for which we could be liable to Novartis may be substantial.

     Our hepatitis C clinical drug candidate, NM 283, is a prodrug of the active molecule NM 107, because it is converted into biologically active NM 107 in the body. We believe that NM 283 may be a new compound, and therefore we are attempting to obtain patent protection on NM 283 itself, as well as a method to treat hepatitis C with NM 283. NM 107 was a known compound at the time that the patent applications covering the use of this active form of NM 283 to treat hepatitis C were filed. As a result, although claims for the method of use of NM 107 have been allowed by the U.S. Patent Office, we cannot obtain patent protection on NM 107.

     Our hepatitis C preclinical candidate, NV-08B, is a prodrug of the active molecule NM 618. We believe that NV-08B may be a new compound, and therefore we are attempting to obtain protection on NV-08B itself, as well as a method to treat hepatitis C with NV-08B. NM 618 was a known compound at the time the patent applications covering the use of this active form of NV-08B to treat hepatitis C were filed. As a result, we cannot obtain patent protection on NM 618. We are pursuing patent protection on the method of using NM 618 in medical therapy for the treatment of hepatitis C.

     Despite the fact that NM 107 and NM 618 are known compounds, we are aware that a number of companies have recently filed patent applications attempting to cover NM 107 and/or NM 618 specifically as compounds, as well as NM 283 and NV-08B as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM 107 and NM 618 specifically, and NM 283 and NV-08B generically, to treat hepatitis C, or more generally Flaviviridae infection. Hepatitis C is a virus in the Flaviviridae virus family. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, and Genelabs Technologies, Inc. We believe that we were the first to file patent applications covering the use of these drug candidates to treat hepatitis C. Patents in countries outside the U.S. are awarded to the first to file on an invention, and we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our drug candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs or another company to determine the priority of invention of the use of these compounds to treat hepatitis C. If such an interference is initiated and it is determined that we were not the first to invent the target use of these compounds under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.

     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV that could materially affect our ability to develop our drug candidates or sell our products. For example, we are aware that Chiron Corporation has obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop our hepatitis C drug candidates or sell these products, we will need to buy these products from a licensee of Chiron authorized to sell such products or we will require a license from Chiron, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop our hepatitis C drug candidates and sell our products.

     If we find during clinical evaluation that our hepatitis B, hepatitis C or HIV drug candidates should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement or inducement of infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to provide the required or desired package labeling, which may not be available on commercially reasonable terms or at all.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.

     Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover our drug candidates. Such litigation could take place in the U.S. in a federal court or in the U.S. Patent Office. The litigation could also take place in a foreign country, in either the court or the patent office of that country. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	ownership of patents and patent applications;

•	the patentability of our inventions relating to our drug candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.

     Even if we are successful in these proceedings, we may incur substantial cost and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

     In May 2004, we and our Chief Executive Officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering our hepatitis C drug candidates. Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our hepatitis C drug candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.

     Our success will also depend in part on our ability to avoid infringement of the patent rights of others. If it is determined that we do infringe a patent right of another, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we are not successful in infringement litigation and we do not license or develop non-infringing technology, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our drug candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

     To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If any of our agreements that grant us the exclusive right to make, use and sell our drug candidates are terminated, we may be unable to develop or commercialize our drug candidates.

     We, together with Novartis, have entered into an amended and restated agreement with CNRS and L’Universite Montpellier II, which we refer to as University of Montpellier, co-owners of the patent applications covering our hepatitis B drug candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B drug candidates. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patent applications covering our hepatitis C drug candidates and our NNRTI HIV drug candidate. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

     Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates without the permission of the co-owners. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French and Italian law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate, we may not be able to exploit, license or otherwise convey to Novartis or other third parties our rights in our drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.

     Under U.S. law, a co-owner has the right to prevent the other co-owner from suing infringers by refusing to join voluntarily in a suit to enforce a patent. Our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari provide that such parties will cooperate to enforce our jointly owned patents on our drug candidates. If these agreements terminate or their cooperation is not given or is withdrawn, or they refuse to join in litigation that requires their participation, we may not be able to enforce these patent rights or protect our markets.

If our cooperative research agreement with the University of Cagliari is terminated, we may be unable to develop research results arising out of that work prior to the termination.

     Our cooperative research agreement with the University of Cagliari, as amended in May 2003 to add Novartis as a party in certain limited circumstances, grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement, as has been done with respect to the patent applications covering our HCV drug candidates and our NNRTI HIV drug candidate. Our cooperative agreement with the University of Cagliari currently expires in January 2007, and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.

Other Factors

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.

     The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of August 15, 2004 we had outstanding 47,904,600 shares of common stock. While 41,988,467 shares, or 87.7% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements, these shares will be able to be sold in the near future as set forth below.

Number of Restricted Shares
And % of Total Outstanding	Date Available for Sale into Public Market
100 shares, or less than 1.0%	Beginning on October 29, 2004 depending on the requirements of the federal securities laws.

31,828,089 shares, or 66.4%.	January 17, 2005

10,267,904 shares, or 21.4%.	July 21, 2005, depending on the requirements of the federal securities laws.

     The holders of an aggregate of 36,318,321 shares of common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, we have filed a registration statement covering the shares of common stock that we may issue under our employee benefit plans. Subject to the restrictions included within the lockup agreements executed by employee benefit plan participants in connection with our initial public offering, these shares when issued can be freely sold in the public market.

     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

If our quarterly results of operations fluctuate, this fluctuation may cause our stock price to decline, resulting in losses to you.

     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future as a publicly traded company. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in revenue associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

     Due to the possibility of significant fluctuations, we do not believe that quarterly comparisons of our operating results will necessarily be indicative of our future operating performance. If our quarterly operating results fail to meet the expectations of stock market analysts and investors, the price of our common stock may decline, resulting in losses to you.

If announcements of business developments by us or our competitors cause fluctuations in our stock price, purchasers of our common stock could incur substantial losses.

     The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, investors may not be able to sell their shares of common stock at or above our initial public offering price. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S. government guaranteed debt obligation, repurchase agreements with major financial institutions, and certain corporate debt securities, with the dollar weighted average maturity of the portfolio less than nine months and no security with a maturity in excess of 18 months. Since our investments are short term in duration, we believe that we are not subject to any material credit or market risk exposure. We currently do not hedge interest rate exposure. We do not have any derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation as of June 30, 2004, was carried out under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Such controls and other procedures include those that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were sufficiently effective to ensure that the information disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the SEC’s rule and regulations.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitation on the Effectiveness of Controls

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II. Other Information

Item 1. Legal Proceedings

     In March 2004, we and our Chief Executive Officer, Dr. Sommadossi, commenced a lawsuit in the United States District Court, District of Massachusetts against UABRF seeking, among other things, declaratory judgment in our favor regarding the ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002 and the related patent applications we have filed which embody such innovations and discoveries. From November 1999 until his resignation from UAB in November 2002, Dr. Sommadossi was engaged by us as our President and Chief Scientific Officer while on sabbatical and then unpaid leave from his position at UAB as a Professor of Pharmacology, Toxicology and Clinical Pharmacology.

     In May 2004, we and Dr. Sommadossi entered into a settlement agreement with UABRF and UAB resolving the dispute. UAB and UABRF acknowledged and agreed that they do not have any right, title or ownership interest in any inventions and discoveries made by Dr. Sommadossi during his sabbatical and leave periods, or in the related patent applications and any patent claims arising from such patent applications. In exchange, we dismissed the pending litigation, made a $2 million initial payment to UABRF, and are obligated to make other potential contingent payments. These contingent payments consist of a milestone payment in the amount of $1 million upon receipt of regulatory approval to market and sell in the U.S. a product that was invented or discovered by Dr. Sommadossi during the period from November 1, 1999 to November 1, 2000, and payments in the amount of 0.5% of the net sales proceeds realized by us and our affiliates, including Novartis, contingent upon the commercial launch and sale of products which were invented or discovered by Dr. Sommadossi during the period from November 1, 1999 to November 1, 2000. If these payments from net sales of a product to treat HCV do not total at least $12 million over the seven-year period commencing after the later of the commercial launch of an HCV product in the U.S. or any of the U.K., France, Italy, Germany and Spain, we are obligated to make an additional payment to UABRF in the amount of the shortfall from $12 million. This shortfall payment will be creditable against future payments we are subsequently obligated to make to UABRF arising from net sales proceeds we or our affiliates realize.

     While we are not currently involved in any other legal proceedings, from time to time, we may be involved in other litigation relating to claims relating to our intellectual property and other matters relating to or arising out of our operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

     We issued and sold the following securities during the quarterly period ending June 30, 2004:

(1)	stock options to purchase up to an aggregate of 40,250 shares of common stock to our employees at a weighted average exercise price of $12.05 per share pursuant to our Amended and Restated 1998 Equity Incentive Plan;

(2)	an aggregate of 28,100 shares of common stock to employees or former employees at a weighted average exercise price of $2.04 per share pursuant to the exercise of stock options granted under our Amended and Restated 1998 Equity Incentive Plan;

     In addition, we issued and sold the following shares of our common stock during the quarterly period ending June 30, 2004 on the respective dates below:

(1)	On May 15, 2004, we issued and sold 50 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $0.001.

(2)	On July 13, 2004, we issued and sold 58 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $0.001.

(3)	On July 27, 2004, in connection with the closing of our initial public offering, we issued and sold to Novartis Pharma AG:

(i)	5,400,000 shares of common stock at a purchase price per share of $14.00, resulting in aggregate proceeds to us of $75,600,000, and

(ii)	1,100,000 shares of our common stock at a per share price of $0.001 per share, resulting in aggregate proceeds to us of $1,100.

     The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

     The issuance and sale of common stock described above were issued to a combination of foreign and U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

     No underwriters were involved in the issuance and/or sale of the foregoing securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

     (b) Repurchases of Securities

     We had no securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2004 and therefore no disclosure regarding repurchases of securities under Item 703 of Regulation S-K.

     (c) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-111157) in connection with our initial public offering was declared effective by the SEC on July 21, 2004. The offering commenced as of July 21, 2004 and did not terminate before any securities were sold. As of the date of the filing of this quarterly report, the offering has terminated and 4,600,000 shares of our common stock were registered and sold in the initial public offering by us and an additional 1,200,000 shares were registered and sold by the selling stockholders named in our Registration Statement, all of such shares being sold at a price to the public of $14.00 per share. The aggregate purchase price of the offering was $81,200,000.

     The managing underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co. Inc. We and the selling stockholders paid the underwriters approximately $4,508,000 and $1,176,000, respectively, in direct expenses consisting of underwriting discounts and commissions. We incurred additional direct expenses in connection with the offering of approximately $1,875,000, consisting of, among other items, legal, accounting and printing expenses.

     No payments of expenses were made directly or indirectly to (i) any of our directors, officers or their associates; (ii) any person(s) owning more than 10% or more of any class of our equity securities; or (iii) any of our affiliates except for payments made to Wilmer Cutler Pickering Hale and Dorr LLP, our corporate counsel for legal fees and expenses incurred in connection with the offering. Charlene Barshefsky, one of our directors, is a senior partner of Wilmer Cutler Pickering Hale and Dorr LLP.

     We completed our initial public offering on July 27, 2004, accordingly, there were no proceeds from the initial public offering received in the quarterly period ended June 30, 2004.

     There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

           See Exhibit Index on the page immediately preceeding the exhibits for a list of the exhibits filed as a part of this quarterly report, which Exhibit Index is incorporated by reference.

     (b) Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2004

By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2004

By:	/s/ David A. Arkowitz

David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.