Form 10-Q
period 2004-09-30
IDENIX PHARMACEUTICALS INC
filed 2004-11-03
CIK 1093649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 Hampshire Street
Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-9800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

     As of October 31, 2004, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 47,953,585 shares.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$131,535	$43,485
Restricted cash	—	20
Marketable securities	19,858	—
Accounts receivable, related party	14,202	11,152
Deferred offering costs	—	843
Prepaid expenses and other current assets	4,840	4,854

Total current assets	170,435	60,354
Property and equipment, net	6,024	4,066
Restricted cash	750	750
Marketable securities, non-current	22,856	—
Investment in related party	500	500
Other assets	1,265	1,420

Total assets	$201,830	$67,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,164	$6,223
Accrued expenses	13,351	12,312
Capital lease obligations	—	2
Deferred rent	50	50
Deferred revenue	70	107
Deferred revenue, related party	9,700	10,756
Income taxes payable	328	505

Total current liabilities	28,663	29,955
Long-term obligations	3,653	4,849
Deferred rent, net of current portion	1,468	1,506
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	41,226	54,239

Total liabilities	79,282	94,821
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 60,000,000 and 50,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 47,854,085 and 36,450,383 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	48	36
Additional paid-in capital	340,950	199,609
Deferred compensation	(2,573)	(3,889)
Accumulated other comprehensive income	246	346
Accumulated deficit	(216,123)	(223,833)

Total stockholders’ equity (deficit)	122,548	(27,731)

Total liabilities and stockholders’ equity (deficit)	$201,830	$67,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Revenues:
License fees and collaborative research and development — related party	$17,052	$12,585
Government research grants	127	96

Total revenues	17,179	12,681
Operating expenses (1):
Research and development	19,048	11,411
General and administrative	4,205	2,211
Sales and marketing	1,840	572

Total operating expenses	25,093	14,194

Loss from operations	(7,914)	(1,513)
Investment income, net	521	139
Other income	1	1

Loss before income taxes	(7,392)	(1,373)
Income tax benefit	39	—

Net loss	$(7,353)	$(1,373)

Net loss per share:
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)
Shares used in calculation of net loss per share:
Basic	44,520	36,424
Diluted	44,520	36,424

(1) During the three months ended September 30, 2004 and 2003, stock-based compensation expenses included in operating expenses amounts to approximately:

	Three Months Ended September 30,
	2004	2003
Research and development	$297	$301
General and administrative	201	174
Sales and marketing	31	32

	$529	$507

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Revenues:
License fees and collaborative research and development — related party	$76,371	$19,863
License fees and collaborative research and development — other	—	(4,165)
Government research grants	259	308

Total revenues	76,630	16,006
Operating expenses (1):
Research and development	55,142	34,926
General and administrative	10,942	14,720
Sales and marketing	3,653	1,251

Total operating expenses	69,737	50,897

Income (loss) from operations	6,893	(34,891)
Investment income, net	665	308
Other expense	(1)	(14)

Income (loss) before income taxes	7,557	(34,597)
Income tax benefit	153	—

Net income (loss)	7,710	(34,597)
Accretion of redeemable convertible preferred stock	—	(29,074)

Net income (loss) attributable to common stockholders	$7,710	$(63,671)

Net income (loss) per share:
Basic	$0.20	$(2.79)
Diluted	$0.19	$(2.79)
Shares used in calculation of net income (loss) per share:
Basic	39,190	22,789
Diluted	41,361	22,789

(1) During the nine months ended September 30, 2004 and 2003, stock-based compensation expenses included in operating expenses amounts to approximately:

	Nine Months Ended September 30,
	2004	2003
Research and development	$915	$904
General and administrative	580	3,153
Sales and marketing	97	97

	$1,592	$4,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,710	$(34,597)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	889	419
Stock-based compensation expense	1,592	4,154
Revenue adjustment for contingently issuable shares	1,850	286
Changes in operating assets and liabilities:
Accounts receivable	—	19
Accounts receivable, related party	(3,050)	(13,034)
Prepaid expenses and other current assets	12	451
Other assets	155	(686)
Accounts payable	(1,056)	896
Accrued expenses	1,073	5,903
Deferred rent	(38)	—
Deferred revenue	(35)	(386)
Deferred revenue, related party	(8,561)	75,063
Income taxes payable	(180)	221
Long-term obligations	(944)	4,487

Net cash (used in) provided by operating activities	(583)	43,196

Cash flows from investing activities:
Purchase of property and equipment	(2,859)	(1,055)
Purchases of marketable securities	(42,742)	—
Released restricted deposits	20	23

Net cash used in investing activities	(45,581)	(1,032)

Cash flows from financing activities:
Proceeds from exercise of common stock options	870	1,137
Net proceeds from sale of common stock in initial public offering and private placement	133,409	—
Repayment of capital lease obligations	(2)	(13)

Net cash provided by financing activities	134,277	1,124
Effect of changes in exchange rates on cash and cash equivalents	(63)	47

Net increase in cash and cash equivalents	88,050	43,335
Cash and cash equivalents at beginning of period	43,485	8,548

Cash and cash equivalents at end of period	$131,535	$51,883

Supplemental disclosure of cash flow information:
Interest paid	$—	$76
Taxes paid	178	—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$29,074
Antidilution shares contingently issuable or issued to related party	7,359	4,116
Common stock dividend paid on Series C preferred stock	—	17,684
Conversion of preferred stock into common stock	—	172,371

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

     The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. Effective May 8, 2003, Novartis Pharma AG, which is a part of Novartis AG, acquired a majority interest in the outstanding common stock of the Company and the operations of the Company have been consolidated in the financial statements of Novartis AG since that date (Note 4). All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

     The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which allows revenue to be recorded under the following conditions: there is persuasive evidence that an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements and government research grants.

     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and research and development payments from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred. Revenues from milestones related to an arrangement under which the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

     Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead drug candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement became effective upon consummation of the collaboration with Novartis Pharma AG (“Novartis”) in May 2003. The Company repurchased these rights for $5,000,000 in the year ended December 31, 2003. The repurchase of these rights resulted in a $4,571,000 reversal of revenue previously recognized through the Company’s arrangements with Sumitomo. The remaining amount of $429,000 was recorded as a reduction of deferred revenue. The Company has $4,272,000 included in deferred revenue at each of December 31, 2003 and September 30, 2004 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement arrangement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.

     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF No. 00-21, ’’Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into or modified on or after July 1, 2003.

     Government Research Grant Revenue – Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

Marketable Securities

     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and losses in stockholders’ equity. Realized gains and losses are determined on the specific identification method and are included in investment income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the consolidated statement of operations. The Company classifies its investments with remaining maturities of 12 months or less as short-term marketable securities exclusive of those categorized as cash

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

equivalents. The Company classifies its investments with remaining maturities greater than 12 months as long-term marketable securities, unless it is not expected to hold the investment to maturity.

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for its stock-based awards to employees and directors using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Subsequent changes to option terms can also give rise to compensation expense. The Company recognizes compensation expense for restricted stock sold and stock options granted to nonemployees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

     If compensation expense had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and earnings (loss) per common share would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders – as reported	$(7,353)	$(1,373)	$7,710	$(63,671)
Add stock-based compensation expense included in reported net income (loss)	529	507	1,592	4,154
Deduct stock-based compensation expense determined under fair value method	(844)	(606)	(2,248)	(5,060)

Net income (loss) attributable to common stockholders – pro forma	$(7,668)	$(1,472)	$7,054	$(64,577)

Net income (loss) per share:
Basic	$(0.17)	$(0.04)	$0.20	$(2.79)
Basic – pro forma	$(0.17)	$(0.04)	$0.18	$(2.83)
Diluted	$(0.17)	$(0.04)	$0.19	$(2.79)
Diluted – pro forma	$(0.17)	$(0.04)	$0.17	$(2.83)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

The assumptions used are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.55%	3.13%	3.24%	3.41%
Expected option term (in years)	5	5	5	5
Expected volatility	85%	—	21%	—

Basic and Diluted Net Income (Loss) per Common Share

     The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares consist of common shares issuable upon the assumed exercise of outstanding stock options and warrants (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4), restricted stock awards, and the weighted-average conversion of redeemable convertible preferred stock into shares of common stock (using the if-converted method).

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) (Numerator):
Net income (loss) attributable to common stockholders	$(7,353)	$(1,373)	$7,710	$(63,671)
Shares (Denominator):
Weighted average number of common shares outstanding for basic net income per share	44,520	36,424	39,190	22,789
Net effect of dilutive stock options	—	—	1,226	—
Effect of contingently issuable shares subject to Novartis stock purchase rights	—	—	945	—

Weighted average number of common shares outstanding for diluted net income (loss) per share	44,520	36,424	41,361	22,789

Basic net income (loss) per share	$(0.17)	$(0.04)	$0.20	$(2.79)
Diluted net income (loss) per share	$(0.17)	$(0.04)	$0.19	$(2.79)

     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options	3,003	2,226	205	2,226

     The Company did not include the options listed in the table for the nine months ended September 30, 2004 in the calculation of diluted net income (loss) per share for the nine months ended September 30, 2004 because these options had an exercise price greater than the average fair market value of the Company’s common stock for that period.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

3. COMPREHENSIVE INCOME (LOSS)

     For the three and nine months ended September 30, 2004 and 2003, respectively, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(7,353)	$(1,373)	$7,710	$(34,597)
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	—	22	(72)	86
Unrealized loss on investments	(28)	—	(28)	—

Total comprehensive income (loss)	$(7,381)	$(1,351)	$7,610	$(34,511)

4. NOVARTIS RELATIONSHIP

Overview

     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s drug candidates. Novartis paid the Company a license fee of $75,000,000 for its lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV drug candidates and will make milestone payments, which could total up to $35,000,000, upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels. Novartis also acquired an option to license the Company’s HCV and other drug candidates. If Novartis exercises its option to collaborate on the Company’s lead HCV drug candidate, NM 283, it would be required to provide development funding for this drug candidate and pay the Company up to $525,000,000 in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company recognized a $25,000,000 milestone payment it received from Novartis as revenue based upon results from a clinical trial on its lead HCV candidate.

     The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by Idenix in connection with the development of its HBV drug candidates. The accounts receivable balance at September 30, 2004 is comprised entirely of an unbilled receivable due from Novartis for reimbursement of costs in the third quarter of 2004.

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

     In 2003, the Company received $75,000,000 from Novartis as a license fee for its HBV drug candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company has estimated that the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

performance period during which the development of the HBV drug candidates and NM 283 will be a period of approximately six and one-half years following the effective date of the development agreement that the Company entered into with Novartis. The Company is recognizing the license fee payment and other up-front payments over this period. If the estimated performance period changes, then the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fees over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Novartis’ Stock Purchase Rights

     Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of the Company’s voting stock if the Company issues shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of the Company’s stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or b) the date that Novartis becomes obligated under the Stock Purchase Agreement to make the additional contingent payments of $357,000,000 to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.

     Additionally, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, will be recorded as a reduction of the upfront license fee associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and remaining deferred revenue. These amounts will be adjusted through the date of option exercise or, in the case of stock awards, full vesting based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue. As of September 30, 2004, the Company has recorded no revenue adjustments associated with these Novartis rights.

     In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15,400,000 at the time of issuance. As a result of the issuance of these shares, the contingencies involved with future option grants and stock issuances under the 1998 Equity Incentive Plan pursuant to this right are terminated, and no additional adjustments to revenue and deferred revenue will be required. The Company is still subject to potential revenue adjustments relating to future grants of options and stock awards under other stock incentive plans.

     Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as a reduction of the upfront license fee associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through that date and remaining deferred revenue. The amount attributed to revenue was recorded as negative revenue in the period in which the options were granted with the remaining amount attributed as a reduction of deferred revenue. A total of $12,746,000 was recorded as a

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

reduction of deferred revenue as of September 30, 2004 with the remaining amount of $2,654,000 recorded as a reduction of revenue. As part of this revenue reduction, a $611,000 increase to revenue was recorded for the three months ended September 30, 2004 and a $1,850,000 reduction of revenue was recorded for the nine months ended September 30, 2004. The Company recorded a reduction in revenue of $286,000 for each of the three and nine months ended September 30, 2003.

5. INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

     On July 21, 2004, the Company’s registration statement on Form S-1 was declared effective and the Company registered under the Securities Act of 1933, as amended, 5,800,000 shares of its common stock, consisting of:

•	4,600,000 shares offered by the Company; and

•	1,200,000 shares offered by the Company’s selling stockholders

     In addition, the Company entered into two stock purchase agreements with Novartis Pharma AG, providing for the purchase by Novartis and sale by the Company of:

•	5,400,000 shares of the Company’s common stock at a purchase price per share equal to the public selling price of the Company’s common stock in the initial public offering; and

•	1,100,000 shares of the Company’s common stock at a purchase price per share equal to $0.001, the par value of the Company’s common stock in settlement of certain termination rights (Note 4).

     In connection with the initial public offering and concurrent stock purchases completed on July 27, 2004, the Company realized approximately $132,600,000 in net proceeds, after deducting underwriting discounts and offering expenses.

6. MARKETABLE SECURITIES

     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio and marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in thousands):

	September 30, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Type of security:
Money market funds	$6,382	$—	$—	$6,382
Corporate debt securities	14,388	3	(29)	14,362
U.S. Treasury securities and obligations of U.S. government agencies	29,053	7	(9)	29,051
Taxable auction securities	85,583	—	—	85,583
Accrued interest	466	—	—	466

	$135,872	$10	$(38)	$135,844

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

September 30,
2004
Contractual maturity:
Maturing in one year or less	$112,988
Maturing after one year through two years	22,856

$135,844

September 30,
2004
Classification in balance sheets:
Cash equivalents	$93,130
Marketable securities	19,858
Marketable securities, non-current	22,856

$135,844

     The cash equivalent amount of $93,130,000 at September 30, 2004 is included as part of cash and cash equivalents on the Company’s balance sheet.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Research and development contract costs	$7,210	$4,632
Settlement costs	—	2,000
License fees	1,000	2,000
Payroll and benefits	2,143	1,779
Professional fees	798	980
Unvested restricted stock	256	286
Marketing expenses	677	77
Other	1,267	558

	$13,351	$12,312

8. INCOME TAXES

     The Company recognized a tax benefit of $39,000 and $153,000, respectively, for the three months and nine months ending September 30, 2004. The Company did not recognize a tax expense or benefit for the three months and nine months ending September 30, 2003. The net tax benefit in 2004 relates to foreign research credit refunds that have been received less an estimated tax payable for state taxes.

     The Company did not incur any income tax expense on the net income earned during the nine months ended September 30, 2004 as the Company expects to use net operating loss carry forwards in 2004 to offset any taxable income and it is projecting that it will generate a book and tax loss on a full year basis for 2004. Because it is not sufficiently assured that the Company will be able to utilize its deferred tax assets and net operating loss carryforwards, a valuation allowance has been recorded against all of its deferred tax assets.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

9. LEGAL CONTINGENCIES

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

     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in 2004, which was recorded as research and development expense in the quarter ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the U.S. or any of the U.K., France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

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

Indemnification

     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development agreement. Under the development agreement and the Stock Purchase Agreement, the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C drug candidates, including representations regarding the Company’s ownership of the inventions and discoveries. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the development agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

10. RELATED PARTY TRANSACTIONS

     One of the Company’s directors has been a partner in the law firm Wilmer Cutler Pickering LLP since September 2001. Effective May 31, 2004, the law firm of Wilmer Cutler Pickering LLP combined with Hale and Dorr LLP to form Wilmer Cutler Pickering Hale and Dorr LLP, and this director is now a partner of the combined firm. Hale and Dorr LLP has provided legal services to the Company since the Company’s inception in 1998, and the Company is continuing to retain the services of Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. From the effective date of the combination through September 30, 2004, the Company has incurred legal expenses of approximately $578,000 for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information and Factors That May Affect Future Results

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

     The following table summarizes key information regarding our pipeline of drug candidates all of which are selective and specific nucleosides or nucleoside analogs that may be administered orally once a day:

Next
	Drug		Development
Indication	Candidates/Programs	Description	Stage
HBV	telbivudine (L-nucleoside)	Phase III registration trial fully enrolled. Submission of a new drug application, or NDA, anticipated in late 2005. Phase III clinical trial enrolling patients who have signs of liver failure due to advanced hepatitis B, or decompensated patients, is progressing as planned. We expect to submit data from this trial with the NDA. Additionally, two marketing trials which are intended to provide certain additional product data at the commercial launch of telbivudine are being initiated.	NDA

HBV	valtorcitabine (L-nucleoside)	Being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. Expect to begin a phase IIb clinical trial of the combination of valtorcitabine and telbivudine in the fourth quarter of 2004.	phase IIb

HCV	NM 283 (Nucleoside analog)	Being developed as a potentially more effective alternative to ribavirin in interferon-based therapy. The patients in the final dosing cohort of the recently completed phase I clinical trial of NM 283 achieved	phase IIb

Next
	Drug		Development
Indication	Candidates/Programs	Description	Stage
a mean serum viral load reduction of 94% from baseline after the 15 day treatment period. Expect to begin a phase IIb clinical trial in the fourth quarter of 2004.

HCV	NV-08 (Nucleoside analogs)	The drug candidates from this program are from a structurally different chemical class than NM 283. Development of this program’s lead compound, NV-08B, has been discontinued as a result of preclinical data not satisfying our threshold for advancement into clinical development. Preclinical evaluation of additional candidate compounds from this program is in progress.	phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitors or NNRTIs)	A second lead compound from a different chemical class has been recently identified. We are evaluating both the original, NV-05A, and the second lead compound in preclinical studies. Expect to file an IND for the most promising candidate in 2005.	phase I*

*Phase I clinical trial incorporates or is expected to incorporate certain of the objectives of a phase II clinical trial.

     In July 2004, we completed an initial public offering and concurrent private placement with Novartis in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. In connection with the initial public offering and concurrent private placement, we received $132.6 million in net proceeds, after deducting underwriting discounts and offering expenses.

     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. Novartis paid us a license fee of $75 million for our lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV drug candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.

     Novartis also acquired an option to license our HCV and other drug candidates. If Novartis exercises its option to collaborate with us on NM 283, our initial HCV drug candidate, it would be required to provide development funding and pay us up to $525 million in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. We will co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004, we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of NM 283.

     In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV drug candidate. As of September 30, 2004, Novartis and its affiliate, Novartis BioVentures, Ltd., which was an existing stockholder at the time of the Novartis stock purchase, collectively owned approximately 57% of our outstanding common stock.

     Novartis has the right to purchase from us that number of shares of our common stock as is required to enable Novartis and its affiliates, other than Novartis BioVentures Ltd., to maintain Novartis’ percentage ownership in our company. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock. We have also agreed that, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his duties, we are required to terminate the employment of our chief financial officer.

     All of our drug candidates are currently in preclinical or clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit to the U.S. Food and Drug Administration, or FDA, an NDA, for a drug candidate we are developing prior to late 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed drug candidates, license fees relating to NM 283 and other drug candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements.

     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Although we were profitable for the nine months ended September 30, 2004, we do not anticipate maintaining profitability in the near future. Historically, we have generated losses principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities and the expansion of our operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.

     Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with animal studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. The majority of our research and development spending is incurred on clinical, preclinical and manufacturing activity with third-party contractors relating to the development of our HBV and HCV drug candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential drug candidates and advance our clinical trials.

     Pursuant to our development agreement with Novartis, after it licenses a drug candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its right to license our drug candidates generally requires that Novartis exercise the option for each such drug candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a new drug.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

     Revenues

     Total revenues were $17.2 million for the three months ended September 30, 2004 as compared with $12.7 million for the three months ended September 30, 2003.

     Total revenues for the three months ended September 30, 2004 were comprised of:

•	$17.1 million in related party revenue from Novartis consisting of $3.0 million in license fee revenue, including a $0.6 million increase associated with the termination of certain Novartis stock subscription rights and $14.1 million for reimbursement of research and development expense; and

•	$0.1 million in government grant revenue.

     Total revenues for the three months ended September 30, 2003 were comprised of:

•	$12.6 million in related party revenue from Novartis, consisting of $2.6 million in license fee revenue, net of a $0.3 million reduction due to Novartis stock subscription rights and $10.0 million for reimbursement of research and development expenses; and

•	$0.1 million in government grant revenue

     Revenues were higher for the three months ended September 30, 2004 in comparison with the prior reporting period primarily due to increased reimbursements from Novartis of expenses attributable to development of our HBV drug candidates, primarily for phase III costs associated with telbivudine.

     Research and Development Expenses

     Research and development expenses were $19.0 million for the three months ended September 30, 2004 as compared with $11.4 million for the three months ended September 30, 2003. The increase of $7.6 million was due to:

•	$6.0 million increase in fees and expenses of third-party contractors primarily for phase III clinical trials of telbivudine, which include amounts paid to clinical research organizations, purchases of drug products used in comparative testing with telbivudine in our clinical trials and amounts expended on pre-clinical studies for valtorcitabine and our HCV drug candidates;

•	$0.8 million increase in salary and other payroll-related expenses as a result of the hiring of additional research and development personnel and the implementation of an employee bonus plan in 2004;

•	$0.3 million increase in rent and operating costs associated with new lease agreements entered into in 2003 for facilities in Cambridge, Massachusetts and Montpellier, France;

•	$0.2 million increase in depreciation on scientific and other equipment; and

•	$0.3 million increase in lab supplies and operating costs.

     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities and we engage in a greater number of later stage clinical trials. The expenses associated with phase III clinical trials are the most costly component in the development of a successful new drug.

     General and Administrative Expenses

     General and administrative expenses were $4.2 million for the three months ended September 30, 2004 as compared with $2.2 million for the three months ended September 30, 2003. The increase of $2.0 million was primarily due to:

•	$0.9 million increase in professional fees primarily for legal fees relating to patent prosecution and maintenance and professional fees associated with operating as a public company, such as investor relations activities;

•	$0.6 million increase in salary and other payroll-related expenses as a result of the hiring of additional personnel and the implementation of an employee bonus plan in 2004; and

•	$0.5 million increase in other operating costs, primarily for additional directors and officers insurance.

     We expect that our general and administrative expenses will increase in the future as we incur additional costs associated with being a public company, including costs related to expanding our finance and accounting staff, incurring additional directors’ and officers’ liability insurance, implementing investor relations activities and increased professional fees.

     Sales and Marketing Expenses

     Sales and marketing expenses were $1.8 million for the three months ended September 30, 2004 as compared with $0.6 million for the three months ended September 30, 2003. The increase of $1.2 million was primarily due to:

•	$0.8 million increase in consulting expenses, primarily attributable to market research studies in anticipation of the expected commercial launch of telbivudine; and

•	$0.4 million increase in salaries and other payroll-related expenses as a result of hiring additional marketing personnel and the implementation of an employee bonus plan in 2004.

     We expect that sales and marketing expenses will increase significantly in the future as we increase marketing activities, build commercial infrastructure, expand our marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of our expected submission to the FDA of an NDA for telbivudine in late 2005 and, if successfully developed, the subsequent commercial introduction of telbivudine and any other drug candidates which we may commercialize in the future.

     Investment Income, Net

     Net investment income was $0.5 million for the three months ended September 30, 2004 as compared with $0.1 million for the three months ended September 30, 2003. The increase of $0.4 million was due to higher cash and marketable securities balances held during the three months ended September 30, 2004 due to the receipt of proceeds of $132.6 million, after deducting underwriting discounts and offering expenses, from the initial public offering of our common stock and concurrent private placement of our common stock to Novartis completed on July 27, 2004.

     Income Taxes

     Income tax benefit was $39,000 for the three months ended September 30, 2004 compared with no income tax expense or benefit for the three months ended September 30, 2003. The income tax benefit for the three months ended September 30, 2004 was due to an income tax refund received in our French subsidiary relating to certain research and development credits less amounts accrued for state taxes on investment income. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for our parent company and were reimbursed for these costs, plus a profit margin. We did not incur any income tax expense on the net income earned during the three months ended September 30, 2004 as we expect to use net operating loss carry forwards in 2004 to offset any taxable income.

Comparison of Nine Months Ended September 30, 2004 and 2003

     Revenues

     Total revenues were $76.6 million for the nine months ended September 30, 2004 as compared with $16.0 million for the nine months ended September 30, 2003.

     Total revenues for the nine months ended September 30, 2004 were comprised of:

•	$76.4 million in related party revenue from Novartis consisting of $6.7 million in license fee revenue, net of a $1.8 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue associated with NM 283 and $44.7 million for reimbursement of research and development expenses; and

•	$0.2 million in government grant revenue.

     Total revenues for the nine months ended September 30, 2003 were comprised of:

•	$19.9 million in related party revenue from Novartis, consisting of $4.6 million in license fee revenue, net of a $0.3 million reduction due to Novartis stock subscription rights and $15.3 million for reimbursement of research and development expenses;

•	$0.3 million in government grant revenue; and

•	a net reduction of $4.2 million in revenue from Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo in May 2003 to reacquire the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan.

     Revenues were higher for the nine months ended September 30, 2004 in comparison with the prior reporting period primarily due to revenues earned from Novartis for the entire period in 2004 as we began our collaboration arrangement with Novartis in May 2003 and the achievement of the NM 283 milestone in the second quarter of 2004.

     Research and Development Expenses

     Research and development expenses were $55.1 million for the nine months ended September 30, 2004 as compared with $34.9 million for the nine months ended September 30, 2003. The increase of $20.2 million was primarily due to:

•	$22.0 million increase in fees and expenses of third-party contractors related primarily to phase III clinical trials of telbivudine, which include amounts paid to clinical research organizations, material costs and purchases of drug products used in comparative testing with telbivudine in our clinical trials, and additional pre-clinical testing on valtorcitabine and our HCV drug candidates;

•	$2.2 million increase in salary and other payroll-related expenses as a result of hiring additional research and development personnel and the implementation of an employee bonus plan in 2004;

•	$0.8 million increase in rent and operating costs associated with new lease agreements entered into in 2003 for facilities in Cambridge, Massachusetts and Montpellier, France;

•	$0.3 million increase in professional fees for the use of consultants working with our laboratories in Europe;

•	$0.3 million increase in depreciation on scientific and other equipment; and

•	$0.9 million increase in other operating costs, primarily laboratory costs and recruiting fees.

     These increases were offset by a decrease in research and development expenses resulting from:

•	a one-time fee of $6.3 million incurred in 2003 relating to a license of certain manufacturing technology associated with our HBV drug candidates.

     General and Administrative Expenses

     General and administrative expenses were $10.9 million for the nine months ended September 30, 2004 as compared with $14.7 million for the nine months ended September 30, 2003. The decrease of $3.8 million was primarily due to:

•	$3.1 million decrease in professional fees principally related to financial advisory, legal and accounting services rendered in connection with the Novartis transaction in 2003 and a decrease in expenses relating to patent prosecution and maintenance; and

•	$2.6 million decrease in non-cash stock compensation primarily due to the accelerated vesting in May 2003 of stock options held by our former Chief Financial Officer.

     These decreases were offset by increased general and administrative expenses due to the following:

•	$1.0 million increase in salary and other payroll-related expenses as a result of the hiring of additional personnel to assist in managing a public company and the implementation of an employee bonus plan in 2004;

•	$0.2 million increase in depreciation for leasehold improvements on our facility in Cambridge, Massachusetts;

•	$0.1 million increase in rent expense and occupancy costs associated with the lease on our facility in Cambridge, Massachusetts; and

•	$0.6 million increase in other operating costs, primarily for additional directors’ and officers’ liability insurance.

     Sales and Marketing Expenses

     Sales and marketing expenses were $3.7 million for the nine months ended September 30, 2004 as compared with $1.3 million for the nine months ended September 30, 2003. The increase of $2.4 million was primarily due to:

•	$1.9 million increase in consulting expenses, primarily attributable to market research studies in anticipation of the expected commercial launch of telbivudine; and

•	$0.5 million increase in salary and other payroll-related expenses as a result of the hiring of additional marketing personnel and the implementation of an employee bonus plan in 2004.

     Investment Income, Net

     Net investment income was $0.7 million for the nine months ended September 30, 2004 as compared with $0.3 million for the nine months ended September 30, 2003. The increase of $0.4 million was primarily due to higher cash and marketable securities balances held during the nine months ended September 30, 2004 due to the receipt of proceeds of $132.6 million, after deducting underwriting discounts and offering expenses, from the initial public offering of our common stock and concurrent private placement of our common stock to Novartis completed on July 27, 2004.

     Income Taxes

     Income tax benefit was $0.2 million for the nine months ended September 30, 2004 as compared to no income tax expense (benefit) for the nine months ended September 30, 2003. The income tax benefit for the nine months ended September 30, 2004 was due primarily to an income tax refund received for certain research and development credits in our French subsidiary. We did not incur any income tax expense on the net income earned during the nine months ended September 30, 2004 as we expect to use net operating loss carry forwards in 2004 to offset any taxable income.

Liquidity and Capital Resources

     Since our inception in 1998 to September 30, 2004, we have financed our operations primarily through the receipt of proceeds from license, milestone, stock sales and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV drug candidates, net proceeds from private placements of convertible preferred stock, net proceeds from Sumitomo for reimbursement of development costs, proceeds from the exercise of stock options and net proceeds from an initial public offering and concurrent private placement with Novartis.

     In July 2004, we completed an initial public offering and concurrent private placement with Novartis in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. In connection with the initial public offering and concurrent private placement, we received approximately $132.6 million in net proceeds, after deducting underwriting discounts and offering expenses.

     We had $131.5 million and $43.5 million in cash and cash equivalents as of September 30, 2004 and December 31, 2003, respectively. In connection with our lease commitment on our headquarters and U.S laboratory facility in Cambridge, Massachusetts, a commercial bank issued a letter of credit in October 2003 for $0.7 million collateralized by cash held on deposit with that bank. This cash is classified as restricted cash on our balance sheet. The letter of credit expires in December 2013 in conjunction with the end of the lease term.

     Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2004. Net cash provided by operating activities was $43.2 million for the nine months ended September 30, 2003. The net cash used in operating activities for the nine months ended September 30, 2004 was due primarily to decreases in accounts payable and deferred revenue and an increase in accounts receivable due to greater amounts of research and development expenses being reimbursed by Novartis. These amounts were offset by net income for the period, resulting in part from recognition of a $25.0 million milestone payment from Novartis in the second quarter of 2004 and adjusted for non-cash charges for additional stock-based compensation and depreciation. The net cash provided by operating activities for the nine months ended September 30, 2003 was due primarily to an increase in deferred revenue resulting from the receipt of a license fee from Novartis, an increase in accrued expenses due to greater research and development costs and the incurrence of a long-term obligation for a license payable for certain manufacturing technology associated with our HBV drug candidates. These increases in sources of cash provided were partially offset by the use of cash attributable to a net loss for the period and an increase in accounts receivable from Novartis for the reimbursement of HBV development costs.

     Net cash used in investing activities was $45.6 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. The net cash used in investing activities for the nine months ended September 30, 2004 was principally due to the investment of a portion of the net proceeds from our initial public offering and concurrent private placement in marketable securities and capital expenditures primarily on leasehold improvements for our facilities in Cambridge, Massachusetts and Cagliari, Italy. The net cash used in investing activities for the nine months ended September 30, 2003 was due primarily to capital expenditures primarily on scientific and computer equipment.

     Net cash provided by financing activities was $134.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. The net cash provided by financing activities for the nine months ended September 30, 2004 was primarily due to net proceeds from the initial public offering and concurrent private placement completed in July 2004. The net cash provided by financing activities for the nine months ended September 30, 2003 was primarily due to the issuance of common stock upon the exercise of employee stock options.

     Set forth below is a description of our contractual cash obligations as of September 30, 2004.

	Payments Due by Period
			One to
Contractual Cash		Less Than	Three	Four to	After Five
Obligations	Total	One Year	Years	Five Years	Years
			(in thousands)
Operating and capital leases	$11,475	$1,210	$2,327	$2,467	$5,471
Employment, consulting and other agreements	13,774	5,348	6,426	2,000	—

Total contractual cash obligations	$25,249	$6,558	$8,753	$4,467	$5,471

     We have certain potential milestone payment obligations under our license agreement with the University of Alabama Research Foundation, or UABRF, entered into in June 1998, and subsequently amended in June 1998 and July 1999, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C drug candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an IND for a drug candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a drug candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the drug candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UAB license agreement. However, if our belief is wrong, the licensors may assert claims to these milestone payments and to additional amounts. The settlement agreement which we have entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to certain of our hepatitis C drug candidates, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000.

     We believe that the net proceeds of our initial public offering and concurrent private placement to Novartis that we completed in July 2004, together with our current cash and cash equivalents, and funding we expect to receive from Novartis relating to the development of our HBV drug candidates, will be sufficient to satisfy our cash needs for at least two years from the effective date of our initial public offering in July 2004. However, it is possible that we may seek additional financing within this period of time. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.

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

     We believe that the application of the accounting policies for revenue recognition, accrued expenses and stock-based compensation, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Registration Statement No. 333-111157 on Form S-1, as amended. No changes to those critical accounting policies have been effected during the nine months ended September 30, 2004.

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

     We believe that the net proceeds from our initial public offering and concurrent private placement to Novartis which we received in July 2004, together with our current cash and cash equivalents, marketable securities and development expense funding by Novartis for our HBV drug candidates, will be sufficient to satisfy our anticipated cash needs for at least two years from the effective date of our initial public offering in July 2004. However, we may need to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.

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

     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition, we believe that a significant number of drugs are currently under development and will become available in the future for the treatment of hepatitis B, hepatitis C and HIV. We believe that a number of drug candidates for the treatment of hepatitis B are in a more advanced stage of development than our hepatitis B drug candidates and, like our drug candidates, these other drug candidates are based on nucleoside technology. If any of these drug candidates are successfully developed, they may be marketed before our drug candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:

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

     Even if our drug candidates are successfully developed, our success and growth will depend upon the acceptance of these candidates by physicians, healthcare professionals and third-party payers. Acceptance will be a function of our products being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. Lamivudine and adefovir dipivoxil are small molecule therapeutics currently approved for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of interferon and ribavirin. We are aware that a significant number of drug candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if drug candidates we successfully develop achieve market acceptance, we may not be able to maintain that market acceptance over time if:

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

     To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are telbivudine, valtorcitabine and NM 283. Currently, we are conducting phase III clinical trials of telbivudine and we expect to initiate phase IIb clinical trials of both NM 283 and the combination of valtorcitabine and telbivudine in the fourth quarter of 2004. Our other drug candidates are in various earlier stages of development. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. Safety standards include an assessment of the toxicology and carcinogenicity of the drug candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. As a result of efforts to satisfy these regulatory standards, our drug candidates may not:

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

     We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed in recent years. These proposals have resulted in prescription drug benefit legislation being enacted in the U.S. and healthcare reform legislation being enacted by certain states. Further federal and state legislative and regulatory developments are possible and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from drug candidates that we may successfully develop.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Factors Related to Our Relationship with Novartis

Novartis has substantial control over us and could delay or prevent a change in corporate control.

     Novartis and its affiliate, Novartis BioVentures Ltd., presently hold approximately 57% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

     Pursuant to the Amended and Restated Stockholders Agreement dated July 27, 2004, among us, Novartis and certain of our stockholders, which agreement we refer to as the stockholders agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.

     Additionally, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our Chief Financial Officer. If in Novartis’ reasonable judgment our Chief Financial Officer is not satisfactorily performing his duties, we are required to terminate the employment of our Chief Financial Officer.

     Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357 million to these stockholders if we achieve predetermined development milestones with respect to an HCV drug candidate. As a result, in making determinations as to our annual operating plan and budget for the development of our HCV drug candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

     Under the stockholders’ agreement, voting stock means our outstanding securities entitled to vote in the election of directors, but does not include:

•	securities issued in connection with our acquisition of all of the capital stock or all or substantially all of the assets of another entity; and

•	shares of common stock issued upon exercise of stock options or stock awards pursuant to compensation and equity incentive plans. Notwithstanding the foregoing, voting stock includes up to 1,399,106 shares that were reserved as of May 8, 2003 for issuance under our 1998 Equity Incentive Plan.

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

     In May 2003, we received a $75 million license fee from Novartis in connection with the license of our HBV drug candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Assuming we continue to successfully develop and commercialize these drug candidates, we are entitled to receive reimbursements of expenses we incur in connection with the development of these drug candidates and additional milestone payments from Novartis. In June 2004, we received a milestone payment from Novartis in the amount of $25 million based upon the results achieved in the phase I clinical trial of NM 283, our lead HCV drug candidate. Novartis has the option to license NM 283 and additional drug candidates from us. If it does so, we are entitled to receive additional license fees and milestone payments. We expect that we will derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or drug candidate licensed under the development agreement for any reason on six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.

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

     We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited, or Idenix Cayman, and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements and the conduct of our clinical studies. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop or commercialize our drug candidates and receive lower payments from Novartis than we had anticipated.

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

     Under the terms of the stockholders’ agreement, Novartis has the right to purchase at par value of $0.001 per share, such number of shares required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, which is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:

•	the date that Novartis and its affiliates own less than 19.4% of our voting stock; or

•	the date that Novartis becomes obligated under the stock purchase agreement to make the additional future contingent payments of $357 million to all of our stockholders who sold shares to Novartis in May 2003.

     In addition to the right to purchase shares of our common stock at par value as described above, Novartis has the right, subject to limited exceptions noted below, to purchase a pro rata portion of shares of capital stock that we issue. The price that Novartis pays for these securities would be the price that we offer such securities to third parties, including the price paid by persons who acquire shares of our capital stock pursuant to awards granted under stock compensation plans. Novartis’ right to purchase a pro rata portion does not include:

•	securities issuable in connection with any stock split, reverse stock split, stock dividend or recapitalization that we undertake that affects all holders of our common stock proportionately;

•	shares that Novartis has the right to purchase at par value, as described above;

•	shares of common stock issuable upon exercise of stock options and other awards pursuant to our 1998 Equity Incentive Plan; and

•	securities issuable in connection with our acquisition of all the capital stock or all or substantially all of the assets of another entity.

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

     In addition, Novartis has the right to terminate the development agreement with respect to any product, drug candidate or country with six months’ written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected drug candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the drug candidate, and we may not be successful in entering into a collaboration with another third party.

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

     Novartis has agreed that, except as set forth in the development agreement, it will not market, sell or promote certain competitive products except that:

•	this agreement not to compete extends only until May 2008;

•	as to any country, the agreement not to compete would terminate if Novartis terminates the development agreement with respect to that country; and

•	if Novartis wishes to market, sell, promote or license a competitive product, it is required to inform us of the competitive product opportunity and, at our election, enter into good faith negotiations with us concerning such opportunity. If we either do not elect to enter into negotiations with respect to such opportunity or are unable to reach agreement within a specified period, Novartis would be free to proceed with its plans with respect to such competing product.

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

     Our other hepatitis B drug candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, because it is converted into biologically active LdC in the body. We believe that valtorcitabine is a new compound. The U.S. Patent Office has recently allowed our patent claims on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine and we expect this allowed patent application to issue shortly. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B.

     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that UABRF, Emory University and the Le Centre National de la Recherché Scientifique, or CNRS, which we collectively refer to as the 1998 licensors, have to a 1995 U.S. patent application and corresponding patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B. In January 2004, UABRF notified us that it believes that the claims of these patent applications can be amended in a manner that would enable the 1998 licensors to prosecute and obtain generic patent claims that would generally cover the method of using telbivudine to treat hepatitis B and, consequently, cover the use of telbivudine to treat hepatitis B.

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

     If the 1998 licensors amend the patent claims of the pending 1995 patent application and corresponding foreign patent applications, we believe that they will assert a claim to 20% of the $75 million license fee we received in May 2003 in connection with the license of our hepatitis B drug candidates to Novartis. If UABRF asserts such a claim, we intend to dispute that such amount is owed. Under the terms of the UAB license agreement, the dispute would be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.

     If we fail to perform our material obligations under the UAB license agreement, the agreement may be terminated or UABRF could, on its own behalf and on behalf of the other licensors, render the license to us non-exclusive. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generically covers the use of telbivudine to treat hepatitis B, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis, or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.

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

     Our initial hepatitis C clinical drug candidate, NM 283, is a prodrug of the active molecule NM 107, because it is converted into biologically active NM 107 in the body. We believe that NM 283 may be a new compound, and therefore we are attempting to obtain patent protection on NM 283 itself, as well as a method to treat hepatitis C with NM 283. NM 107 was a known compound at the time that the patent applications covering the use of this active form of NM 283 to treat hepatitis C were filed. As a result, although claims for the method of use of NM 107 have been allowed by the U.S. Patent Office, we cannot obtain patent protection on NM 107.

     Despite the fact that NM 107 is a known compound, we are aware that a number of companies have recently filed patent applications attempting to cover NM 107 specifically as a compound, as well as NM 283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM 107, specifically, and NM 283, generically, to treat hepatitis C, or more generally Flaviviridae infection. Hepatitis C is a virus in the Flaviviridae virus family. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, and Genelabs Technologies, Inc. We believe that we were the first to file patent applications covering the use of these drug candidates to treat hepatitis C. Patents in countries outside the U.S. are awarded to the first to file on an invention, and we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our drug candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs or another company to determine the priority of invention of the use of these compounds to treat hepatitis C. If such an interference is initiated and it is determined that we were not the first to invent the target use of these compounds under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.

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

     Our cooperative research agreement with the University of Cagliari, as amended grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement, as has been done with respect to the patent applications covering our HCV drug candidates and our NNRTI HIV drug candidate. Our cooperative agreement with the University of Cagliari currently expires in January 2007, and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.

Other Factors

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.

     The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of October 31, 2004 we had outstanding 47,953,585 shares of common stock. While 42,144,978 shares, or 87.9% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements, these shares will be able to be sold in the near future as set forth below.

Number of Restricted Shares
And % of Total Outstanding	Date Available for Sale into Public Market
31,877,074 shares, or 66.5%.	January 18, 2005

10,267,904 shares, or 21.4%.	July 21, 2005, depending on the requirements of the federal securities laws.

     The holders of an aggregate of 36,618,321 shares of common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, we have filed a registration statement covering the shares of common stock that we may issue under our employee benefit plans. Subject to the restrictions included within the lockup agreements executed by employee benefit plan participants in connection with our initial public offering, these shares when issued can be freely sold in the public market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S government guaranteed debt obligation, repurchase agreements with major financial institutions, and certain corporate debt securities, with the dollar weighted average maturity of the portfolio less than nine months and no security with a maturity in excess of 18 months. Since our investments are short term in duration, we believe that we are not subject to any material credit or market risk exposure. We currently do not hedge interest rate exposure. We do not have any derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation as of September 30, 2004, was carried out under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Such controls and other procedures include those that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were sufficiently effective to ensure that the information disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the SEC’s rule and regulations.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitation on the Effectiveness of Controls

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Changes to Charter Documents

     Effective July 27, 2004, the Company adopted a new Amended and Restated By-laws and filed an amendment to its existing Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of shares authorized thereunder from 50,000,000 to 60,000,000. Each of these amendments were filed as exhibits to our Quarterly Report on Form 10-Q for the three month period ending June 30, 2004.

(b) Unregistered Sales of Equity Securities

     From July 1, 2004 to August 18, 2004, the date of filing of our registration on Form S-8 covering 3,962,335 shares of common stock issuable pursuant to our Amended and Restated 1998 Equity Incentive Plan, which we refer to as the 1998 equity plan, and our 2004 Stock Incentive Plan, we issued and sold the following unregistered securities:

(1)	stock options to purchase up to an aggregate of 112,500 shares of common stock to our employees at a weighted average exercise price of $13.50 per share pursuant to our 1998 equity incentive plan;

(2)	an aggregate of 128,363 shares of common stock to employees, former employees and consultants at a weighted average exercise price of $3.20 per share pursuant to the exercise of stock options granted under our 1998 equity incentive plan;

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

     In addition, we issued and sold the following shares of our common stock during the quarterly period ending September 30, 2004 on the respective dates below:

(1)	On July 13, 2004, we issued and sold 58 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $0.001.

(2)	On July 27, 2004, in connection with the closing of our initial public offering, we issued and sold to Novartis Pharma AG:

(i)	5,400,000 shares of common stock at a purchase price per share of $14.00, resulting in aggregate proceeds to us of $75,600,000, and

(ii)	1,100,000 shares of our common stock at a per share price of $0.001 per share, resulting in aggregate proceeds to us of $1,100.

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

(c) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-111157) in connection with our initial public offering was declared effective by the SEC on July 21, 2004. The offering commenced as of July 21, 2004 and did not terminate before any securities were sold. As of the date of the filing of this quarterly report, the offering has terminated and 4,600,000 shares of our common stock were registered and sold in the initial public offering by us and an additional 1,200,000 shares were registered and sold by the selling stockholders named in our Registration Statement, all of such shares being sold at a price to the public of $14.00 per share. The aggregate purchase price of shares of our common stock sold in the offering by us was $64,400,000 and the net proceeds to us was approximately $57,000,000, after underwriting discounts and offering expenses.

     We completed our initial public offering on July 27, 2004. The net proceeds of the initial public offering are invested in investment grade securities with the dollar weighted average maturity of the portfolio less than nine months and no security with a maturity in excess of 18 months. To date, we have not used any of the net proceeds of the initial public offering and there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(d) Repurchase of Securities

     None.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     In July 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following shareholder proposals:

1. To approve an amendment to our Restated Certificate of Incorporation, increasing the authorized number of shares of our common stock from 50,000,000 to 60,000,000 shares.

2. To approve our Amended and Restated Bylaws.

3. To approve an amendment and restatement of the Stockholders’ Agreement dated as of May 8, 2003 by and among Idenix, Novartis and the other stockholders named therein to: (1) delete provisions of the agreement which by their terms expired or became inoperable in connection with the consummation of the initial public offering; (2) delete certain stock subscription rights of Novartis and certain other stockholders; and (3) remove certain stockholders as parties to the agreement.

4. To approve our 2004 Stock Incentive Plan.

5. To waive rights to notices in connection with our initial public offering and the other transactions and agreements contemplated by the written consent.

6. To ratify the appointment of PricewaterhouseCoopers LLP as our registered public accounting firm for the year ending December 31, 2004.

7. To ratify all acts taken by the stockholders, directors and officers of Idenix in connection with our initial public offering.

     We received the requisite consent of our stockholders to all such proposals effective July 20, 2004. All such proposals were adopted by holders of 30,703,420 shares of our stock representing approximately 83.7% of the shares outstanding and entitled to vote on such matters.

Item 5. Other Information

(a) Departure of Directors, Principal Officers; Election of Directors; Appointment of Principal Officers

     On November 2, 2004, the employment arrangement existing between us and David Shlaes, our executive vice president, research and development, was amended. In connection with such amendment, we have entered into an employment agreement with Dr. Shlaes, which we refer to as the 2004 agreement. The 2004 agreement supercedes the original employment agreement dated May 8, 2003 to which we and Dr. Shlaes were parties.

     Pursuant to the 2004 agreement, Dr. Shlaes will leave the office of Executive Vice President, Research and Development, and become a Senior Fellow reporting to the Chief Executive Officer. Dr. Shlaes will continue as a full time employee through December 31, 2004 and become a part time employee from January 1, 2005 through the expiration of the employment period. The initial term of the employment agreement expires on June 30, 2005. Under the agreement, Dr. Shlaes will receive a base salary in the annual amount of $200,000. In addition, Dr. Shlaes is entitled to receive a bonus in an amount of $82,950 up to $165,900 for services rendered in 2004, which bonus will be paid at the discretion of the board of directors if Dr. Shlaes achieves or surpasses performance goals established by the board of directors. If he is an employee of the Company as of June 30, 2005, Dr. Shlaes will receive a payment, which we refer to as the retention bonus, in the amount of $66,667, representing the final installment of a bonus awarded to him in 2002. Additionally, Dr. Shlaes will be entitled, for himself and his eligible dependents, to continuation of medical and dental insurance benefits provided by the Company for a period of 12 months following the expiration of the employment period.

     If we terminate Dr. Shlaes’ employment without cause during the employment period, Dr. Shlaes will be entitled to receive a lump-sum payment in an amount equal to: (i) his base salary through the expiration of the employment period; (ii) the retention bonus, if not previously paid; and (iii) the bonus amount of $82,950 if the termination occurs on or prior to December 31, 2004 and if occurring on or after January 1, 2005, the bonus amount which the board of directors in its discretion has determined was earned.

     Additionally, if Dr. Shlaes’ employment is terminated due to death or disability or we terminate Dr. Shlaes’ employment without cause during the employment period, Dr. Shlaes, or his estate, is entitled to receive continued medical and dental insurance coverage for himself and eligible dependents for up to 12 months after termination, and all of his outstanding equity awards which would have become vested on or prior to the date of expiration of the employment period, will become immediately vested and exercisable. In the event of disability during the employment period, Dr. Shlaes is also entitled to receive until the expiration of the employment period, payments aggregating 60% of his base salary.

     The 2004 employment agreement includes restrictive covenants prohibiting the sale, transfer or disposition of more than 50% of the shares of our common stock which Dr. Shlaes may acquire upon exercise of stock options outstanding as of May 9, 2003 until the expiration of the employment period unless:

(i)	we terminate Dr. Shlaes’ employment without cause; or

(ii)	the employment termination is a result of Dr. Shlaes’ death or disability.

Item 6. Exhibits

     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2004	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2004	By:	/s/ David A. Arkowitz David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Employment Agreement dated November 2, 2004 by and between the registrant and David Shlaes.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.