Form 10-K
period 2004-12-31
IDENIX PHARMACEUTICALS INC
filed 2005-03-17
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-49839

Idenix Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Hampshire Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)
Registrant’s telephone number, including area code:
(617) 995-9800
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      The aggregate market value of the voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the NASDAQ Stock Market on March 4, 2005, was approximately $262,756,326.
      Number of shares outstanding of the registrant’s class of common stock as of March 4, 2005: 48,080,447 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 7, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.
Form 10-K

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	59
PART III
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	59
Item 14.	Principal Accounting Fees and Services	59
PART IV
Item 15.	Exhibits, Financial Statement Schedules	60
SIGNATURES		91
Exhibit Index		92
EX-10.16 Second Amendment to Development, Commercialization and License Agreement
EX-10.20 Amended and Restated Stockholders' Agreement
EX-10.21 Par Value Stock Purchase Agreement
EX-10.22 Concurrent Stock Purchase Agreement
EX-10.27 Nonemployees Directos Compensation Plan
EX-10.28 Form of Incentive Stock Option Agreement
EX-10.29 Form of Nonstatutory Option Ageement
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

Cautionary Statement Regarding Forward-Looking Statements
      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our product candidates, the safety, efficacy and potential benefits of our product candidates, expectations with respect to development and commercialization of our product candidates, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for testing, regulatory approval and commercialization of product candidates, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Factors That May Affect Future Operating Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K.
      You should read these forward-looking statements carefully because they discuss our expectations regarding our future performance, future operating results or future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described under “Factors That May Affect Future Operating Results” and elsewhere in this annual report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the price of our common stock could decline.
      We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this annual report on Form 10-K represent our expectations as of the date of this annual report on Form 10-K and should not be relied upon as representing our expectations as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.
PART I

Item 1.	Business.
The Company
      Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Since our inception in May 1998, our focus has been on the treatment of infections caused by hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. We believe that our product candidates will address substantial limitations that exist with currently approved therapies. Such limitations include inadequate antiviral potency, the emergence of viral strains resistant to drug therapies and patient non-compliance resulting from drug-related adverse side effects and inconvenient dosing regimens.
      We maintain a web site with the address www.idenix.com. We are not including the information contained on our web site as part of, or incorporating by reference into, this annual report. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to rules of the Securities and Exchange Commission.
      We are an early stage company. All of our product candidates are being evaluated in clinical trials or are in early stages of development. To date, we have not obtained regulatory approval for or commercialized any products. We have incurred significant losses since our inception in May 1998. We expect to incur annual operating losses over the next several years as we expand our drug discovery, development and commercialization efforts. We do not expect any of our product candidates, if successfully developed, to become commercially available prior to 2006.
      We are a Delaware corporation. Our principal offices are located at 60 Hampshire Street, Cambridge, Massachusetts 02139. The telephone number of our principal executive offices is 617-995-9800.
Product Candidates in Clinical Trials
      Each of our current clinical product candidates is a nucleoside or nucleoside analog which is intended to have significant competitive advantages in one or more therapeutic areas, such as efficacy, safety, resistance profile or convenience of dosing, compared to currently approved treatments. Nucleosides and nucleoside analogs are classes of small molecule compounds that have a proven record of scientific development and commercial success as antiviral agents. Each of the product candidates that we are developing is selective and specific, may be administered orally once a day, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.

Hepatitis B
      In May 2003, we licensed to Novartis Pharma AG, or Novartis, our hepatitis B product candidates, telbivudine and valtorcitabine, as part of a worldwide development and commercialization arrangement that we entered into with Novartis. At that time, in exchange for the license of our hepatitis B product candidates, we received a license fee in the amount of $75 million and the right to receive up to $35 million upon achievement of regulatory approval milestones as well as additional milestone payments based upon achievement of predetermined sales levels. Novartis reimburses us for expenses we incur with respect to the development of hepatitis B product candidates. While we licensed to Novartis the right to commercialize these product candidates in all areas of the world, we retained the right to co-promote or co-market in the United States, United Kingdom, France, Germany, Spain and Italy the licensed product candidates that we successfully develop.
      Telbivudine. Our lead product candidate, telbivudine, is being evaluated for the treatment of chronic hepatitis B, an inflammatory liver disease associated with chronic HBV infection. Currently, we are evaluating telbivudine in an international phase III clinical trial, which we refer to as the GLOBE study. The GLOBE study has been fully enrolled since April 2004 with more than 1,350 patients who had not been treated previously for chronic HBV infection. If the data from this phase III clinical trial are positive, we expect to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in late 2005 for marketing approval of telbivudine as an oral, once-a-day treatment of chronic hepatitis B.
      In the GLOBE study, we are comparing 600 mg of telbivudine orally administered once a day to standard treatment with 100 mg of lamivudine orally administered once a day. The primary efficacy endpoint for this phase III clinical trial is a composite endpoint, which we refer to as the Therapeutic Response. Therapeutic Response is defined as viral suppression to less than 100,000 copies of HBV DNA in each milliliter of blood and either loss of serum e-antigen or liver enzyme normalization. We refer to the measurement of virus in the blood as copies/ml. The chosen level of HBV suppression, 100,000 copies/ml, corresponds to the level of HBV suppression recommended by the American Association for the Study of Liver Diseases, a leading U.S. professional society in the field of liver diseases.
      The GLOBE study is being conducted at approximately 135 clinical sites in 20 countries in North America, Europe and Asia. The design of this study, including the primary and secondary efficacy endpoints, was discussed and agreed with key regulatory agencies, including the FDA. We anticipate that the one-

year results from this clinical trial will be the basis of our worldwide marketing applications. Additionally, we are conducting a second phase III clinical trial in which we expect to enroll 240 patients who exhibit signs of liver failure due to advanced hepatitis B. We anticipate that the data derived from this clinical trial, while not required as a part of the NDA, will provide additional data in support of such application.
      In preparation for the anticipated launch of telbivudine, we have recently initiated two phase IIIb clinical trials. Phase IIIb clinical trials are principally designed to obtain additional data to further delineate a product candidate’s profile. Phase IIIb trials are not generally required for submission of an NDA. One trial, which is enrolling 120 patients, has been designed to assess the antiviral effects and clinical results of treatment for a 12 month period with telbivudine compared to treatment with adefovir dipivoxil, a product approved for the treatment of chronic hepatitis B. The second phase IIIb clinical trial is a clinical trial which we refer to as a “treatment switch” study. In this clinical trial, we are enrolling 230 patients with chronic hepatitis B who have no signs of liver disease and who have been previously treated with lamivudine for a period of three to 12 months. The patients in this 12 month clinical trial will, at random, either be switched to treatment with telbivudine or continued on treatment with lamivudine. This one year clinical trial is designed to assess and compare the antiviral effects and clinical benefits of these treatment regimens. In addition to the current phase IIIb clincial trials, during 2005, we anticipate initiating one or more additional phase IIIb clinical trials.
      In addition to the phase IIIb clinical trials, we have begun with Novartis commercialization activities in anticipation of the launch of telbivudine, which is expected to occur initially in the United States. We have established a joint commercialization committee that will oversee the co-promotion efforts in which we and Novartis engage in the United States. This committee is currently developing plans for the commercial launch, if approved, of telbivudine in 2006. Such plans include the anticipated establishment by us of a sales force to promote telbivudine.
      Valtorcitabine. While we anticipate that telbivudine will successfully treat a majority of patients with chronic hepatitis B, treatment with more than one therapeutic agent may be required to successfully treat a subset of the HBV patient population. For patients who do not experience optimal early antiviral effects with single-agent therapy, we are developing a second HBV product candidate, valtorcitabine, which, based on preclinical data, we believe may be effective in combination therapy with telbivudine. Currently, we are evaluating the combination of valtorcitabine with telbivudine in a phase IIb clinical trial. We anticipate that this phase IIb clinical trial will enroll 130 patients who have more than 100,000,000 copies/ml of HBV and who have not been previously treated for chronic HBV infection. This trial is designed to evaluate the safety of the combination treatment and determine whether the combination of valtorcitabine with telbivudine results in greater suppression of virus levels in the blood serum than that which is achieved with treatment with telbivudine alone.

Hepatitis C
      Similar to our HBV program, our HCV program is focused on the development of product candidates which, as single agents or in combination, are expected to offer significant improvements in efficacy, safety, resistance and convenience of dosing when compared to currently approved therapies. Our efforts are focused on the discovery of product candidates that we expect will be active against various strains of HCV including the genotype 1 strain of HCV, which is responsible for more than 70% of hepatitis C infections in the U.S. and Japan and almost 65% of hepatitis C infections in Europe.
      Our hepatitis C development program is initially seeking to address the large patient population, the majority of whom are infected with the genotype 1 strain of HCV, that has failed to respond to the current standard treatment, the combination of ribavirin and pegylated interferon. For this patient population, other treatment options are currently very limited, if available at all. We expect to subsequently target the treatment-naive patient population for whom treatment with the current standard of care is only successful in approximately 50% of patients with HCV genotype 1.
      Valopicitabine (NM283). Our lead hepatitis C product candidate, valopicitabine or NM283, is a nucleoside analog, that we are developing as a more effective alternative to ribavirin in a pegylated interferon-based treatment combination.

      Currently, we are evaluating NM283 in a phase IIb clinical trial comparing the safety and efficacy of the combination of NM283 plus pegylated interferon to the current standard of care, ribavirin in combination with pegylated interferon. In this phase IIb clinical trial, we are enrolling approximately 170 patients infected with the genotype 1 strain of HCV who have previously failed at least three months of treatment with the combination of pegylated interferon and ribavirin. We expect to analyze the interim data at weeks 12 and 24. If the 24-week data are positive, we anticipate extending the trial to one year.
      Additionally, we are currently conducting a six month phase IIa clinical trial of valopicitabine in treatment-naive patients. We have substantially completed enrollment of this 30 patient phase IIa clinical trial, which is designed to assess the safety, antiviral activity and pharmacokinetics of the combination of NM283 and pegylated interferon compared to NM283 alone. In January 2005, we announced interim results from the 19 patients who had completed 12 weeks of treatment. The patients receiving the combination of NM283 and pegylated interferon achieved a mean reduction in the level of HCV circulating in the patient’s blood, or serum viral level of 3.2 log10, or 99.94 percent, at week 12. Nine of 12 patients receiving the combination treatment achieved a greater than 2 log10 decrease in levels of serum viral level, or an early viral response, at week 12. To date, tolerance of both treatment regimens has been satisfactory, with no serious adverse events reported.
      Novartis has the option to license NM283. If Novartis exercises such option, which it must do so prior to the commencement of a phase III clinical trial, Novartis would be required to pay us up to $525 million in license fees and milestone payments associated with regulatory filings and approvals as well as additional milestone payments based upon achievement of predetermined sales levels. Similar to the commercialization arrangements relating to the HBV product candidates licensed to Novartis, we have the right to co-promote or co-market with Novartis valopicitabine in the United States, United Kingdom, France, Germany, Spain and Italy. Novartis would have the right to commericalize valopicitabine in the rest of the world.
Drug Discovery

Hepatitis C
      In addition to valopicitabine, we are currently engaged in preclinical development of a second HCV product candidate that is also a nucleoside analog. We anticipate that this product candidate could be used in combination with valopicitabine and, if successfully developed, could become the backbone of a triple combination therapy for HCV, similar to the approach used today in HIV therapy. We envision that the third agent in this combination could be pegylated interferon or one of the many non-nucleoside or protease inhibitor product candidates that are in the very early stages of development in the industry. We believe that successful development of two or more nucleoside analogs that may be used in combination with other orally administered drugs will enable us to establish a franchise in this therapeutic area by offering treatments to the broadest possible hepatitis C patient population, including those patients that cannot be treated with interferon-based therapies or those for whom drug-related adverse side effects and inconvenient dosing regimens reduce compliance.

HIV
      In addition to our HBV and HCV product candidates, we are also developing a product candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for treatment of HIV. We believe that large opportunities continue to exist for HIV drugs that address the limitations of currently approved therapies. We expect to file an investigational new drug application, or IND, in late 2005.
      Two of the viral enzymes that are required for HIV to replicate are the protease enzyme and the reverse transcriptase enzyme. There are several classes of drugs that inhibit these two enzymes, including NNRTIs, nucleoside reverse transcriptase inhibitors and protease inhibitors. We are focusing our efforts on the viral polymerase, in this case, reverse transcriptase. Based on screening our nucleoside, nucleoside analog and non-nucleoside libraries, we have identified two novel series of non-nucleoside inhibitors of reverse transcriptase. Nucleoside and nucleoside analog inhibitors of reverse transcriptase act at the active site of the enzyme. NNRTIs act at a conserved binding site outside the active site and apparently alter the conformation of the enzyme in a detrimental way. The compounds we have identified are specific for their conserved binding site on reverse transcriptase, and therefore do not inhibit human or other viral polymerases. Marketed NNRTIs, efavirenz and nevirapine, have therapeutic limitations including cross resistance and other unwanted side effects. We believe that a drug that can be administered orally, which does not have significant drug interactions, has a safety profile superior to currently marketed NNRTIs, or is less likely to select for resistance during therapy, would fill a significant medical need in HIV therapy.
Antiviral Research
      We have successfully advanced three product candidates into clinical trials based on our understanding of virology and nucleoside chemistry. We have a highly developed set of skills in compound generation, target selection, screening and lead optimization and pharmacology and preclinical development. We are utilizing these skills and capabilities in our discovery and development of antiviral product candidates.
      Our Scientists. Our staff of scientists is engaged in drug discovery and preclinical drug development in laboratory facilities located in Cambridge, Massachusetts, Montpellier, France and Cagliari, Italy. These scientists have expertise in the areas of nucleoside/nucleotide chemistry, molecular virology and pharmacology, and our scientists have substantial experience in applying this expertise to the discovery and development of nucleoside and non-nucleoside compounds which target the viral polymerase enzyme and the viral replication cycle. Pursuant to arrangements we have entered into with each of the University of Cagliari in Italy and Le Centre National de la Recherche Scientifique, or CNRS, and University of Montpellier in France, our scientists in Italy and certain of our scientists in France occupy premises at these universities where they have access to well-equipped laboratories and other resources required to conduct most research activities. The work of our Idenix staff scientists is supplemented by research and development activities of independent third-party chemists located principally in Montpellier, France and independent third-party biologists specialized in antiviral drug research activities located principally in Cagliari, Italy. Pursuant to the arrangements we and Novartis have with CNRS and the University of Montpellier and the University of Cagliari, we and Novartis have rights to access certain results of the work of these groups of independent scientists. For a further description of these arrangements, see “— Collaborations.”
      Focused Compound Library. Our focused library contains a diverse set of structures which have been synthesized for the principal purpose of targeting and inhibiting viral replication. These structures consist of various nucleosides, nucleoside analogs, selected non-nucleosides and other small molecule compounds. Our nucleoside and nucleoside analog library contains both D- and L- compounds. D-nucleosides have a configuration similar to the chemical compounds that are the natural building blocks of DNA and RNA. L-nucleosides have structures that are the mirror image of D-nucleoside structures. L-nucleosides and L-nucleoside analogs are a class of therapeutic agents that have safety and potency profiles that may be better than the D-nucleoside analogs which are currently prescribed. For instance, lamivudine is an L-nucleoside that demonstrates antiviral activity coupled with an excellent safety profile.
      Target Selection. We focus on viral diseases representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those viral diseases takes into consideration the experience and expertise of our scientific management team and the likelihood that our proprietary nucleoside, nucleoside analog and non-nucleoside libraries will yield a small molecule lead. The final selection is based on the probability of being able to generate a robust medicinal chemistry structure-activity relationships analysis to assist lead optimization and secure relevant intellectual property rights.
      Screening and Lead Optimization. We believe that our efficiency in selecting a lead chemical structure from our focused library distinguishes us from our competitors. Our ability to discover multiple compounds with antiviral activity, as exemplified by our HBV and HCV product candidates, enhances early progress toward lead optimization.
      Pharmacology and Preclinical Development. Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo animal models of antiviral efficacy. Using in vitro studies, our scientists are able to ascertain the relevance of intracellular activation, metabolism and protein binding. The in vivo pharmacokinetic studies identify the percentage of oral bioavailability and whole body metabolism of the compound. The animal models provide data on the efficacy of the compound and firmly establishes a proof of concept in a biologically relevant system.
Our Product Candidates/ Background on Science
      Each of our current clinical product candidates is a nucleoside or nucleoside analog which is intended to have significant competitive advantages in one or more therapeutic areas, such as safety, efficacy, resistance profile or convenience of dosing, compared to currently approved treatments.
      Nucleosides are small, natural chemical compounds that function as the building blocks of human and viral genetic material, commonly referred to as deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA. Nucleoside analogs are synthetic compounds that are structurally similar to natural nucleosides. Each of these are small molecules that effectively target viral polymerases, the enzymes that replicate viral genetic information.
      Naturally occurring nucleosides are modified in cells to generate derivatives, termed nucleotides, that are utilized by polymerases as the basic building blocks of DNA and RNA genetic material. Antiviral nucleoside drugs are typically nucleoside analogs, molecules that are chemically modified versions of one of the natural nucleosides. Mimicking the role of natural nucleosides, antiviral nucleoside drugs are generally incorporated by viral polymerases into replicating viral genomes. This event impairs either the synthesis or the functionality of the resultant viral genome and therefore suppresses viral replication.
      As drugs, nucleosides and nucleoside analogs generally offer high selectivity, excellent potency, long duration of action, potential once-a-day oral administration and relatively straightforward scale-up and manufacture. As a result, nucleosides and nucleoside analogs are particularly well-suited for the extended treatment of chronic viral diseases.
      The benefits of nucleosides and nucleoside analogs are borne out by a proven track record of scientific, development and commercial success as antiviral treatments for hepatitis B, hepatitis C and HIV. Based upon published clinical trial results, it is estimated that approximately 90% of the nucleosides and nucleoside analogs developed as antiviral therapeutics that reach development stages beyond phase I clinical trials result in marketing approval. In the U.S., the nucleoside analog lamivudine has become the most widely prescribed treatment for hepatitis B. The standard of care for the treatment of hepatitis C is a combination of ribavirin, a nucleoside analog, in combination with pegylated interferon. In addition, the standard treatment for HIV infection includes two nucleoside analogs combined with a third drug from another class to form triple combination therapy. A total of seven nucleoside analogs have been approved for the treatment of HIV.
      NNRTIs are small molecules that attack the reverse transcriptase stage of HIV viral replication. NNRTIs effect such attack by directly interacting with an allosteric site of the reverse transcriptase enzyme in a manner that inactivates the enzyme itself and inhibits the viral replication cycle.
      NNRTIs have a high therapeutic index and have historically demonstrated limited unwanted side effects while constituting the most potent class of HIV antivirals. This class of drug has the potential for once a day oral administration and relative ease in scale-up and manufacturing. HIV resistance develops rapidly if these drugs are used on their own as monotherapy. It has been demonstrated that maximum benefit is derived if NNRTIs are used in combination with other classes of anti-HIV drugs. Neviripine and efavirnez, each NNRTIs, are among the most presrcibed treatments for HIV. A total of three NNRTIs have been approved for HIV treatment.
Research and Development Expenses
      Research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $80.0 million, $51.5 million, and $29.3 million respectively, and represented 77%, 72% and 70%, respectively, of our total operating expenses.

Collaborations
Relationship with Novartis
Overview
      On May 8, 2003, we entered into a collaboration with Novartis which included the following agreements and transactions:

•	the development agreement, under which we will collaborate with Novartis to develop, manufacture and commercialize our lead HBV product candidates and, potentially, our HCV and other product candidates;

•	the supply agreement, under which Novartis will manufacture for us the active pharmaceutical ingredient for the clinical development supply of product candidates it has licensed from us and will perform the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and

•	the stock purchase transaction, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of an HCV product candidate.
      In July 2004, to maintain its percentage equity interest at the closing of our initial public offering, Novartis purchased from us 5,400,000 shares of our common stock for an aggregate purchase price of $75.6 million. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1,100,000 shares of common stock for a purchase price of $.001 per share in exchange for the termination of certain stock subscription rights held by Novarits.
      Currently, Novartis and its affiliate, Novartis BioVentures, collectively own approximately 57% of our outstanding common stock.
Development, License and Commercialization Agreement

Designation of Products
      Under the development agreement, Novartis obtained certain rights to commercialize our lead product candidates for the treatment of HBV infection, telbivudine and valtorcitabine. Novartis will make payments to us of up to $35 million upon the achievement of regulatory approval milestones for our HBV product candidates, as well as additional milestone payments based upon achievement of predetermined sales levels. In addition, Novartis has the exclusive option to obtain rights to:

•	NM283, the initial product candidate we are developing for the treatment of HCV infection;

•	if Novartis exercises its option with respect to NM283 and if NM283 subsequently does not obtain regulatory approval in the U.S., a replacement HCV product candidate; and

•	other product candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 51% of our voting stock and for a specified period of time thereafter.
      The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the product candidate treats, the stage of development of the product candidate and Novartis’ ownership interest in Idenix. If Novartis exercises its option to obtain exclusive rights to NM283, Novartis would be required to pay us up to $525 million in license fees and regulatory milestone payments relating to NM283, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, we received from Novartis a $25 million milestone payment based on the results from our phase I clinical trial of NM283.

Development of Products and Regulatory Activities
      For most of our product candidates, Novartis will have the right to approve, in its reasonable discretion, the development budget. We will develop each product in accordance with a development plan approved by a joint operating committee. The joint operating committee is comprised of an equal number of representatives of Idenix and Novartis. Novartis will be solely responsible for the development expenses incurred in accordance with approved development budgets for our lead HBV products and, if selected by Novartis, NM283 or a replacement HCV product candidate. If NM283 fails to obtain regulatory approval in the U.S., Novartis will pay the development expenses for a replacement HCV product candidate if it has approved the corresponding development budget, up to a specified maximum. The development expense payments for any replacement HCV product candidates will be credited against the first sales milestone payment payable by Novartis to us for our initial HCV product. Novartis will also be primarily responsible for the development expenses for any other product candidate for which it exercises its option to obtain commercialization rights.
      We have primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in the U.S., and Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Product Commercialization
      Under the development agreement, we granted Novartis an exclusive, worldwide license to market and sell our lead HBV products, and we will grant Novartis such a license with respect to any other product candidates for which Novartis exercises its option, except that in each case we retained the right to co-promote or co-market all licensed products in the U.S., the U.K., France, Germany, Italy and Spain. We will share equally the resulting net benefit with Novartis from the co-promotion in the U.S. from the date of product launch and in the U.K., France, Germany, Italy and Spain, we will share equally the net benefit within three years after the date of product launch.
      In other countries, we will sell products to Novartis for their further sale to third parties. Novartis will pay us to acquire such products at a price that is determined in part by the volume of product net sales under the terms of the supply agreement described below.

Interferon Products
      We have an option to obtain a license from Novartis, co-exclusive with Novartis, to develop and sell a sustained-release interferon as part of a combination therapy with our HCV products in the U.S., the U.K., France, Germany, Italy and Spain, but only if Novartis is able to provide such interferon to us before May 8, 2005. Currently, we are addressing with Novartis the possible extension of this option. Each party may also independently develop, market and sell in such countries one and only one other interferon product whose labeled usage for co-administration with our HCV products is covered by our intellectual property.

Exclusivity
      Novartis has agreed that it will not market, sell or promote, or grant a license to any third party to market, sell or promote, certain competing products. However, if Novartis seeks to engage in such activities, it must first inform us of the competitive product opportunity and, at our election, enter into good faith negotiations with us concerning such opportunity. If we either do not elect to enter into negotiations with respect to such opportunity or are unable to reach agreement within a specified period, Novartis would be free to proceed with its plans with respect to such competing product. The competitive restrictions on Novartis terminate on a country-by-country basis on the earlier of May 8, 2008 or the termination of the development agreement with respect to each particular country as described below.

Indemnification
      Under the development agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement. We made numerous representations and warranties to Novartis regarding our hepatitis C and hepatitis B product candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Factors That May Affect Future Results — Factors Related to Our Relationship with Novartis” and “— Factors Related to Patents and Licenses.”

Termination
      Novartis may terminate the development agreement with respect to a particular product, product candidate or country, in its sole discretion, by providing us with six months’ written notice. If either we or Novartis materially breach the development agreement and do not cure such breach within 30 days, or under certain circumstances, 120 days, or if such breach is uncurable, the non-breaching party may terminate the development agreement:

•	with respect to the particular product, product candidate or country to which the breach relates; or

•	in its entirety, if the material breach is not limited to a particular product, product candidate or country.
      Each party may also terminate the development agreement in its entirety upon 30 days’ written notice if the other party files for bankruptcy, insolvency, reorganization or the like. If Novartis terminates the development agreement for material breach by us, or for bankruptcy, insolvency or reorganization on our part, then Novartis may elect to retain licenses to product candidates or products, in which case it will remain obligated to make payments to us in amounts to be negotiated in good faith at the time of termination. If we terminate part or all of the development agreement for material breach by Novartis, or for bankruptcy, insolvency or reorganization on the part of Novartis, or if Novartis terminates the development agreement unilaterally in the absence of a breach by us, we may be obligated to make payments to Novartis in amounts to be negotiated in good faith at the time of termination.
Master Manufacturing and Supply Agreement
      Under the master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited, or Idenix Cayman, and Novartis, which w refer to as the supply agreement, oIdenix Cayman, appointed Novartis to manufacture or have manufactured the clinical supply of the active pharmaceutical ingredient, or API, for each product candidate licensed under the development agreement and certain other product candidates. The cost of the clinical supply will be treated as a development expense, to be allocated in accordance with the development agreement. Idenix Cayman will appoint Novartis or a third party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the APIs into the final form for sale.
      Idenix Cayman will pay Novartis for manufacturing the commercial supply of API, if Novartis manufactures the API, and finishing and packaging the products. Novartis will pay to Idenix Cayman a transfer price based on net sales of the products sold outside the co-commercialization countries. The parties will negotiate the transfer prices for the products, including, in some circumstances, the interferon, to be sold in the co-commercialization countries.

Stockholders’ Agreement
      In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into a stockholders’ agreement with Novartis which was amended and restated in connection with our initial public offering. Under the terms of the amended and restated stockholders’ agreement, we have:

•	granted Novartis, together with certain other holders of our common stock, rights to cause us to register, under the Securities Act, such shares of common stock;

•	agreed to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock;

•	granted Novartis approval rights over a number of corporate actions that we or our subsidiaries may take as long as Novartis and its affiliates continue to own at least 19.4% of our voting stock;

•	required that, with certain limited exceptions, Novartis and its affiliates not acquire additional shares of our voting stock unless a majority of our independent directors approves or requests the acquisition. These restrictions will terminate on May 8, 2008, unless sooner terminated under the terms of the stockholders agreement.

Novartis’ Stock Purchase Rights
      Novartis has certain rights to acquire shares of our capital stock. Such rights are further described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”
Stock Purchase Agreement
      Under the stock purchase agreement, dated as of March 21, 2003, which we refer to as the stock purchase agreement, among us, Novartis and substantially all holders of our capital stock as of May 8,2003, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to an HCV drug candidate. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares.
      Under the stock purchase agreement, we agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the stock purchase agreement. In the stock purchase agreement, we and our stockholders who sold shares to Novartis, which include many of our directors and officers, made numerous representations and warranties. The stock purchase agreement representations and warrranties we made to Novartis regarding our hepatitis C and hepatitis B product candidates and our ownership of related inventions and discoveries are substantially the same as the representations and warrranties we made to Novartis in the development agreement. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Development, License and Commercialization Agreement,” “Factors That May Affect Future Results — Factors Related to Our Relationship with Novartis” and “— Factors Related to Patents and Licenses.”
      Currently, Novartis and its affiliate, Novartis BioVentures, which was an existing stockholder at the time of the Novartis stock purchase, collectively own approximately 57% of our outstanding common stock.

Co-operative Laboratory Agreements

CNRS and the University of Montpellier
      In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and L’Universite Montpellier, which we refer to as the University of Montpellier, pursuant to which we work in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology upon termination of the agreement. This agreement amended and restated an agreement that our subsidiary, Idenix SARL, the University of Montpellier and CNRS had originally entered into in January 1999. Under the terms of the agreement, we make payments to the University of Montpellier for use of the facilities, certain improvements to the facilities and for supplies consumed in connection with research activities. In the event of termination of the agreement, Idenix will continue to retain rights to exploit the patents derived from the collaboration.

University of Cagliari
      We have entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patent applications covering our hepatitis C and our HIV NNRTI product candidates. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell the jointly created HCV and HIV product candidates. In May 2003, Novartis became a party to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative agreement, we make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities.
      Under the terms of the license agreement with the University of Cagliari, we have the exclusive worldwide right to make, use and sell our HCV product candidates and our NNRTI candidate for the treatment of HIV and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. We must provide a fixed royalty payment to the University of Cagliari on worldwide sales of these drug products in accordance with the terms of the agreement. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties, or by a material breach of the terms of the agreement.
Manufacturing
      We have developed the capacity to synthesize compounds in quantities ranging from milligrams to metric tons. Our medicinal bench chemists focus on small-scale synthesis that leads to the discovery of new nucleoside analogs and the analysis of structure-activity relationships for each identified compound series. In addition, these scientists aim to design efficient synthetic routes suitable for process chemistry scale up to the level of one-kilogram batches of the lead molecule. This material supports key preclinical studies, including proof of principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-cGMP materials in quantities up to one kilogram to support early toxicological studies and the initial development of formulations. These formulations could then be manufactured using current good manufacturing practices, or cGMP, material. We also contract with third parties, including Novartis, for the synthesis of material used in our toxicology studies and for formulation development.
      We contract with third parties, including Novartis, for the synthesis of cGMP material used in our clinical trials. To reduce costs and preserve manufacturing proprietary rights, we provide these manufacturers with only the required portion of the synthetic method and a sufficient quantity of the starting or intermediate material to prepare the quantity and quality of material necessary for the conduct of our clinical trials and related nonclinical toxicology studies. We currently rely upon a number of third-party manufacturers for the supply of our product candidates in bulk quantities.
      We have selected manufacturers that we believe comply with cGMP and other regulatory standards. We are establishing a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our product candidates are manufactured in accordance with cGMP and other domestic and foreign regulations.
      All of the materials that we require for manufacture of telbivudine are currently available from more than one qualified source. The process used for the manufacture of telbivudine is robust and has been repeated by different manufacturers on a multiple kilogram scale. We are currently pursuing the same result with respect to the other product candidates we currently have in clinical development.
      We rely upon Novartis as well as other third-party manufacturers for the dosage form of our product candidates. We do not expect to internally manufacture material for our clinical trials or undertake the commercial-scale manufacture of our drug products. Accordingly, we are discussing with our suppliers and other third-party manufacturers the long-term supply and manufacture of these and other product candidates we may develop and commercially launch.
Sales and Marketing
      We intend to establish our own sales and marketing capabilities to coincide with the regulatory approval of telbivudine. In accordance with the arrangements set forth in our development agreement with Novartis, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain our HBV products and other products Novartis subsequently licenses from us. In markets outside of the U.S., the U.K., France, Germany, Italy and Spain, Novartis is responsible for the marketing, distribution and sale of telbivudine and valtorcitabine, as well as other products which it may license from us.
      In the U.S. and Western Europe, approximately 80% of patients receiving antiviral therapy for hepatitis B and hepatitis C are treated by medical specialists in the areas of gastroenterology, hepatology or infectious diseases. By using a specialized sales force, and offering treatments with substantial clinical benefits over other marketed products, we believe that we will achieve significant rates of market penetration at reasonable cost. We expect to utilize this specialized sales force in the U.S., the U.K., France, Germany, Italy and Spain for the co-promotion and co-marketing and sale of all hepatitis products that we may successfully develop.
Patents and Licenses
      Our policy is to pursue patents and to otherwise endeavor to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely upon trade secrets that may be important to the development of our business.

Hepatitis B Patent Portfolio and Licenses
      Our hepatitis B patent portfolio was initiated with two provisional applications filed on the use of telbivudine, LdC, and generically valtorcitabine, for the treatment of hepatitis B in the U.S. in August 1998 and April 1999. Subsequent U.S. patent applications were filed in 1999 and 2001 with four patents issuing in 2002 and 2003 for the treatment of hepatitis B. Such patents, which expire in 2019, are set forth below:

•	U.S. Patent No. 6,395,716 entitled “ß-L-2(2/3)-Deoxy-Nucleosides for the Treatment of Hepatitis B”;

•	U.S. Patent No. 6,569,837 entitled “ß-L-2(2/3)-Deoxy Pyrimidine Nucleosides for the Treatment of Hepatitis B”;

•	U.S. Patent No. 6,444,652 entitled “ß-L-2(2/3)-Deoxy-Nucleosides for the Treatment of Hepatitis B”; and

•	U.S. Patent No. 6,566,344, entitled “ß-L-2(2/3)-Deoxy-Nucleosides for the Treatment of Hepatitis B”.
      An international patent application was filed in 1999 under the Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe as well as nationally in 11 foreign countries. The patents are co-owned by us, CNRS and University of Montpellier, and under an agreement with these entities described under the caption “— Collaborations,” we have the exclusive right to exploit the technology. Our lead hepatitis B product candidate, telbivudine, and the biologically active form of valtorcitabine, LdC, were known compounds at the time scientists at the CNRS and University of Montpellier discovered that they are effective for the treatment of HBV-infected patients. Accordingly, we will not obtain claims directed to the composition of matter of telbivudine or LdC. We have, however, obtained patent claims directed to the method of treatment of HBV-infected patients with telbivudine and the biologically active LdC in the U.S. We will attempt to obtain similar patent claims directed to the use of telbivudine and the biologically active LdC outside of the U.S.
      In June 2000, a provisional application was filed on valtorcitabine and its use to treat hepatitis B in the U.S. and a subsequent U.S. patent application was filed in 2001. This application was recently allowed by the U.S. Patent Office and we expect a patent to issue shortly. This patent will expire in 2021. An international patent application was filed in 2001 under the Patent Cooperation Treaty, and subsequently, corresponding patent applications were filed regionally in Europe, Eurasia, the African Regional Industrial Property Office, or ARIPO, and the Organisation Africaine de la Propriete, Intellectuelle, or OAPI, as well as nationally in 20 foreign countries. Eurasia is a patent convention made up of a number of Asian countries, including China. Corresponding applications also were filed directly in 13 additional foreign countries. Since valtorcitabine, a prodrug of LdC, is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of the compound to treat HBV-infected patients.
      In June 1998, we entered into an exclusive license agreement, which we refer to as the UAB license agreement, with UABRF, pursuant to which we were granted an exclusive license to the rights that the University of Alabama at Birmingham, or UAB, an entity affiliated with UABRF, Emory University and CNRS, which we refer to collectively as the 1998 licensors, have to a 1995 U.S. patent application, which is a continuation in part of a 1993 patent application, and corresponding patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B. In January 2004 and February 2005, UABRF notified us that it believes that the claims of these patent applications can be amended in a manner that would enable the 1998 licensors to prosecute and obtain broad patent claims that would generally cover the method of using telbivudine to treat hepatitis B and, consequently, cover the use of telbivudine to treat hepatitis B.
      We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. It is possible, however, that we could be wrong and the 1998 licensors will obtain such patent claims. If the 1998 licensors pursue such patent claims, we believe that they will assert that the UAB license agreement covers our telbivudine technology and that we are obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. Such amounts include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’s ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to UABRF 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine. All disputes under the UAB license agreement are required to be settled by binding arbitration, and the 1998 licensors are precluded from bringing any lawsuits that raise these issues.
      If the 1998 licensors amend the patent claims of the pending 1995 patent application and corresponding foreign patent applications, we believe that they will assert a claim to 20% of the $75 million license fee we received in May 2003 in connection with the license of our hepatitis B product candidates to Novartis. If UABRF asserts such a claim, we intend to dispute it. Under the terms of the license agreement, the dispute would be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.

      UABRF, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive if we fail to perform our material obligations under the UAB license agreement. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat HBV, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.
      If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or nonexclusively license any claims covering the use of telbivudine to treat hepatitis B to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have already obtained four U.S. patents covering the use of telbivudine to treat hepatitis B, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five year period of commercialization exclusivity in the U.S. that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
      If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. For a further description see “Collaborations — Relationship with Novartis — Development, License and Commercialization Agreement,” and “— Stock Purchase Agreement,” and “Factors That May Affect Future Results — Factors Related to Our Relationship with Novartis” and “— Factors Related to Patents and Licenses.”

Hepatitis C Patent Portfolio
      Our hepatitis C patent portfolio was initiated in May 2000 with one provisional U.S. patent application directed to the treatment of hepatitis C with nucleoside analogs. Additional U.S. provisional applications were filed in May 2000 and April 2001 directed generally to the treatment of flaviviruses and pestiviruses with the same compounds. Two U.S. patent applications corresponding to these two sets of provisional applications were filed in May 2001 in the U.S. One of these applications has recently been issued as U.S. Patent No. 6,812,219, covering the use of NM 107, its prodrugs and certain other nucleoside analogues to treat pestiviruses and flaviviruses, and the second application directed to the use of these compounds to treat hepatitis C has been allowed by the U.S. Patent Office and should issue shortly. The patents will expire in 2021. Two international patent applications were filed in 2001 under the Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO and OAPI, as well as nationally in 20 foreign countries. Corresponding applications for these two sets of applications were also each filed directly in 13 additional foreign countries. We co-own these filings with the University of Cagliari, which has exclusively licensed its interest to us. The patent applications cover the use of NM107 and NM283 generically, to treat hepatitis C and other flaviviridae infections. NM283 is a prodrug of the biologically active molecule NM107.
      In June 2002 and April 2003, three U.S. provisional patent applications were filed to be directed to the use of prodrugs of branched nucleosides to treat hepatitis C and other flaviviridae infections. These applications generically and specifically describe NM283 and their use to treat these infections. In June 2003, three U.S. patent applications were filed, claiming priority to the provisional applications. If issued, these patents will expire in 2023. Also in June 2003, three international patent applications were filed under the

Patent Cooperation Treaty, and corresponding applications were filed directly in 12 additional countries and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO and OAPI, as well as nationally in 20 foreign countries. NM107 was a known compound at the time of the discovery of its activity against HCV. As a result, we will not obtain composition of matter claims for these compounds, but instead will attempt to obtain patent claims directed to the method of treatment of HCV-infected patients with these product candidates. Since we believe that NM283 is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of NM283 to treat HCV-infected patients.

HIV Patent Portfolio
      Our HIV patent portfolio covering our non-nucleoside reverse transcriptase inhibitor candidate, NV-05A, is based on a U.S. provisional application filed in 2001, which was filed as a U.S. patent application in 2002. This U.S. application has now been issued as U.S. Patent No. 6,710,068 which will expire in 2022, with claims directed to NV-05A and pharmaceutical compositions that include NV-05A. An international patent application was filed in 2002 under the Patent Cooperation Treaty and subsequently corresponding patent applications were filed regionally in Europe and nationally in three foreign countries. Corresponding applications also were filed directly in four additional foreign countries. A further provisional application was filed in 2002, directed to prodrugs of our NNRTI candidate. A U.S. patent application was filed in 2003, and the patent, if issued, will expire in 2023. An international patent application was filed in 2003 under the Patent Cooperation Treaty and directly in one other country. These applications are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us.
      We hold exclusive licenses from TherapX and Dr. Raymond Schinazi to one U.S. issued patent, U.S. Patent No. 5,750,493 entitled “Method to Improve the Biological and Antiviral Activity of Protease Inhibitors”, and five associated non-U.S. patent filings expiring on or before 2016 that cover a method of using roxythromycin, a generic compound, to enhance the antiviral activity of protease inhibitors.
Competition
      Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include:

•	product effectiveness;

•	safety;

•	timing and scope of regulatory approvals;

•	price of products;

•	availability of supply;

•	patent protection; and

•	sales and marketing capabilities.
      Many of the companies competing against us have substantially greater financial and other resources. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals of products for use in health care and marketing and selling those products. Accordingly, our competitors may be more successful than we will in obtaining FDA approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approvals and commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we may have substantially less experience than our competitors.
      Any product candidates that we successfully develop will compete with existing and future therapies. The key competitive factors affecting the commercial success of such products are likely to be its efficacy, safety profile, convenience of dosing and price. Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are pursuing novel drug therapies that target the same viral diseases as those for which we are developing therapies. The principal pharmaceutical companies with which we expect to compete directly include Abbott Laboratories, Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Company, F. Hoffman-LaRoche & Co., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Pfizer Inc. and Schering-Plough Corporation. The principal biopharmaceutical companies with which we expect to compete directly include Chiron Corporation, Gilead Sciences, Inc., Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, SciClone Pharmaceuticals, Inc., Trimeris, Inc. and Vertex Pharmaceuticals Incorporated. Many of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we do. In addition, our competitors also include smaller private companies such as Pharmasset, Ltd.
      We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of hepatitis B, hepatitis C and HIV. We are aware that the FDA is currently in the process of reviewing the NDA filed by Bristol-Myers Squibb Company with respect to entecavir, a nucleoside analog for the treatment of hepatitis B. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our product obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.
Pharmaceutical Pricing and Reimbursement
      In both domestic and foreign markets, sales of our products will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health agencies, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging drug prices and are examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. Any product candidates we successfully develop may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidates are approved for marketing. Adoption of new legislation could further limit reimbursement for pharmaceutical products.
      The marketability of any products we successfully develop may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement rates for such products. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing.
Regulatory Matters

FDA Requirements for Approval of Drug Products
      The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. If we fail to comply with applicable regulatory requirements, we may be subject to a variety of administrative or judicially imposed sanctions.

      The steps ordinarily required before a new pharmaceutical product may be marketed in the U.S. include preclinical studies, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may commence in the U.S. and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested.
      Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal clinical trials to assess the potential safety and efficacy of the product candidate. The conduct of the preclinical studies and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical studies are submitted to the FDA, as part of the IND to justify the administration of the product candidate to human subjects in the proposed clinical trial.
      A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, the proposed clinical trial may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Additionally, if a clinical hold is imposed on an ongoing clinical trial, patients already in the trial would be taken off the product candidate unless their participation is specifically permitted by the FDA. In some instances, the IND process can result in substantial delay and expense.
      Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the clinical trials will be conducted.
      Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of a product candidate into healthy human subjects or patients, a product candidate is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves clinical trials in a limited subset of the intended patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks and provide preliminary support for the efficacy of the product candidate in the indication being studied.
      If a product candidate is found to be effective and to have an acceptable safety profile in phase II evaluations, phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that phase I, phase II or phase III testing of our product candidates will be completed successfully within any specified time period, if at all.
      After completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include, among other things, the results of extensive clinical and preclinical studies and the compilation of data relating to the product’s chemistry, pharmacology, manufacture, safety and effectiveness. The cost of an NDA is substantial, both in terms of studies required to generate and compile the requisite data, as well as the mandatory user fees submitted with the application.
      The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA may designate the submission for priority review. Priority review is granted to product candidates that demonstrate a significant improvement to approved products in terms of safety or efficacy in the treatment, diagnosis or prevention of serious or life-

threatening conditions. The FDA’s decision to grant priority review is driven solely by the data submitted and cannot be assured in advance. Under the Prescription Drug User Fee Act, or PDUFA, product candidates that are given a priority review designation have a 6-month FDA review timeline.
      After a submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has 180 days in which to review the application and respond to the applicant. In cases other than those in which a priority review designation has been granted, the review timeline is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians and statisticians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.
      If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. Approvable letters usually contain a number of conditions that must be met to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.
      If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. The FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Foreign Regulation of Drug Product Approval
      Under the terms of our agreement with Novartis, we have primary responsibility for preparing and filing U.S. regulatory submissions with respect to any product candidate which Novartis has licensed from us; Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Europe
      In the European Union, which we refer to as the EU, investigational products are subject to extensive regulatory requirements. As in the U.S., the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by relevant regulatory agencies. The grant of these marketing authorizations can involve testing in addition to that which the FDA requires and the time required may also differ from that required for FDA approval. In the EU, approval of new pharmaceutical products can be granted either through a mutual recognition procedure and decentralized approval or through a centralized procedure. The processes, which were updated in May 2004 to comply with pharmaceutical legislation enacted in connection with the enlargement of the EU, are described below.
      Mutual Recognition Procedure and Decentralized Approval. An applicant submits an application in one EU member state, known as the reference member state, and requests the reference member state to approve the drug. The reference member state will review the registration documents within 210 days after receipt of a valid application. With the approved dossier and the summary of product characteristics, the applicant then requests the mutual recognition in the concerned member states of the reference authorization of the reference member state. Within 90 days of receipt, the concerned member states shall approve the assessment report, summary of product characteristics, and labeling and package leaflet, and inform the reference member state accordingly. The reference member state shall record the agreement of all parties, close the procedure and inform the applicant accordingly.

      Each member state in which the application has been submitted shall adopt a decision in conformity with the approved assessment report, summary of product characteristics, and the labeling and package leaflet as approved, within 50 days after acknowledgement of the agreement. If a member state cannot approve the assessment report, summary of product characteristics, and the labeling and package leaflet on the grounds of potential serious risk to public health, it will give a detailed exposition of the reasons for its position to the reference member state, the other member states concerned, and to the applicant. The points of disagreement will be referred to a coordination group for resolution. Alternatively, the applicant could implement changes in the summary of product characteristics as requested by a country.
      Centralized Procedure. This procedure is currently mandatory for products developed by means of a biotechnological process and optional for certain new active substances. However medicinal products containing new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder or diabetes must be submitted via the centralized process. Additionally, four years after the effective date of the regulation, it will no longer be possible to opt for the mutual recognition procedure for products which contain new active substance and for which the indication is treatment of auto-immune diseases and other immune dysfunctions, and viral diseases. Our product candidates fall into the last category. As a result, we anticipate relying on this centralized procedure to seek marketing application approval in the EU for any HBV, HCV and HIV product candidates that we successfully develop.
      Under the centralized procedure, an application is submitted to the European Medicines Agency. Two EU member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur country each prepare an assessment report. These reports become the basis of a scientific opinion of the renamed Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the EU, such as Norway and Iceland, accept EU review and approval as a basis for their own national approval.

Asia
      Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the U.S. or the EU in addition to small, locally conducted studies. More and more companies are now performing key phase III clinical trials in several major Asian countries such as Japan, China, Taiwan and South Korea. Local clinical trial applications, equivalent to INDs, will be filed in several Asian countries including those listed above to permit the conduct of such key clinical trials in those regions. Marketing applications similar to the U.S. NDA will be submitted to the appropriate regulatory authorities upon completion of all clinical trials.

Marketing Applications Format
      As part of the ten-plus years of International Conference on Harmonization, or ICH, standardization initiatives spearheaded by the U.S., EU and Japan, future marketing applications in these regions will be submitted as a core global dossier known as the Common Technical Document, or CTD. While the FDA has not mandated that submissions be made in the CTD format, it has indicated that this is its preferable submission format. In the EU and Japan, the CTD is the required submission format. Electronic CTDs, or e-CTD, are currently being piloted and are the manner of submission preferred by the regulatory agencies requiring and recommending the CTD format. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

Hazardous Materials
      Our research and development processes involve the controlled use of numerous hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products, including certain regulations promulgated by the U.S. Environmental Protection Agency, or EPA. The EPA regulations to which we are subject require that we register with the EPA as a generator of hazardous waste. We do not expect the cost of complying with these laws and regulations to be material. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us as a result of our use or disposal of hazardous materials, chemicals and radioactive materials.
      As of December 31, 2004, we had 125 full time employees, 94 of whom were engaged in research, development and manufacturing functions and 31 of whom were engaged in administration, finance and commercialization activities. Of our employees, 44 hold either M.D. or Ph.D. degrees or both.
Factors that May Affect Future Results

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.
      We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date. We expect to incur annual operating losses over the next several years as we expand our drug discovery, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell any drug products we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
      We believe that the net proceeds from our initial public offering and concurrent private placement to Novartis which we received in July 2004, together with our current cash and cash equivalents, marketable securities and development expense funding by Novartis for our HBV product candidates, will be sufficient to satisfy our anticipated cash needs at least until mid 2006. However, we may need to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.
      Our need for additional funding will depend in large part on whether:

•	with respect to our lead HBV product candidates, Novartis continues to reimburse us for development expenses and we achieve milestones relating to the development and regulatory approval of these product candidates and receive related milestone payments from Novartis; and

•	with respect to our HCV and other product candidates, Novartis exercises its option to license these product candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.
      In addition, although Novartis has agreed to pay for certain development expenses incurred under an approved development plan for our lead HBV product candidates and other product candidates which Novartis elects to license, Novartis has the right to terminate its license and the related funding obligations with respect to any product candidate by providing us with six months’ written notice.
      Our future capital needs will also depend generally on many other factors, including:

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current drug development programs for HBV, HCV and HIV;

•	the cost of obtaining, maintaining and defending patents on our product candidates and processes;

•	the cost of establishing arrangements for manufacturing;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or undertaking development and commercialization efforts for any additional product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements relating to our product candidates.
      We estimate that we will incur significant costs to complete the clinical trials and other studies required to enable us to file NDAs with the FDA for our existing HBV and HCV product candidates, assuming we continue our development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
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
      Our product candidates are under development and we have not yet begun to recruit sales personnel to establish a direct sales force for the markets in which we will co-promote or co-market drugs we successfully develop and for which we receive regulatory approval. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult to recruit qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire and train qualified sales personnel to establish a direct sales force.

Our market is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.
      We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition, we believe that a significant number of drugs are currently under development and will become available in the future for the treatment of hepatitis B, hepatitis C and HIV. We believe that a number of product candidates for the treatment of hepatitis B are in a more advanced stage of development than our hepatitis B product candidates and, like our product candidates, these other product candidates are based on nucleoside technology. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:

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
      Under certain circumstances, Novartis has the right to compete with product candidates and drugs developed or licensed by us. Novartis has the right under certain circumstances to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
      Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of vaccines for the diseases we are targeting could render our product candidates noncompetitive, obsolete or uneconomical.
      If we successfully develop and obtain approval for our product candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.
      Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be successful.
      Even if our product candidates are successfully developed, our success and growth will depend upon the acceptance of these candidates by physicians, healthcare professionals and third-party payers. Acceptance will be a function of our products being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. Lamivudine and adefovir dipivoxil are small molecule therapeutics currently approved for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin. We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products or technologies are introduced that are more favorably received than our products or render our products obsolete; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to use of our products.

Our research and development efforts may not result in additional product candidates being discovered, which could limit our ability to generate revenues.
      Our research and development programs, other than our programs for telbivudine, valtorcitabine and NM283, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.

As we evolve from a company primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.
      We have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.

If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our product candidates or achieve our other business objectives.
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
      Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used. Although we do not currently commercialize any products, product liability claims could be made against us based on the use of our product candidates in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to marketing any of our product candidates. Our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us.

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

All of our product candidates are still in development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.
      To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully. Our most advanced product candidates are telbivudine, valtorcitabine and NM283. Currently, we are conducting phase III clinical trials of telbivudine and phase IIb clinical trials of both NM283 and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. Safety standards include an assessment of the toxicology and carcinogenicity of the product candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our product candidates. As a result of efforts to satisfy these regulatory standards, our product candidates may not:

•	offer therapeutic or other improvements over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
      We do not expect any of our product candidates to be commercially available until at least 2006.

If our clinical trials are not successful, we will not obtain regulatory approval for commercial sale of our product candidates.
      To obtain regulatory approval for the commercial sale of our product candidates, we will be required to demonstrate through preclinical studies and clinical trials that our product candidates are safe and effective. Preclinical studies and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. The results from preclinical studies of a product candidate may not predict the results that will be obtained in human clinical trials.
      We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Among other things, adverse side effects of a product candidate on persons in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular product candidate for any or all indications of use.
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
      We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials.
      Any of the following could delay the completion of our ongoing and planned clinical trials:

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rate of patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials; or

•	unexpected serious drug-related side effects experienced by participants in our clinical trials.
      If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to complete phase III clinical trials of telbivudine or file an NDA for telbivudine;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or NM283;

•	we may be unable to commence human clinical trials of our other HCV product candidates, our HIV product candidates or other product candidates, if any;

•	Novartis may choose not to license our product candidates other than telbivudine and valtorcitabine and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue research and development of our product candidates.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our product candidates.
      Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our product candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
      We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending upon the complexity of the product candidate. Our analysis of data obtained from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action, changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.
      Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from a particular product candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These restrictions may limit the size of the market for the product.
      We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the U.S. Many foreign regulatory authorities, including those in major markets such as China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our product candidates.

Even if we obtain regulatory approvals, our product candidates will be subject to ongoing regulatory review. If we fail to comply with applicable U.S. and foreign regulations, we could lose those approvals and our business would be seriously harmed.
      Approvals of our product candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make any of our product candidates, will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance.
      If we fail to comply with applicable continuing regulatory requirements, we may be subject to civil penalties, suspension or withdrawal of regulatory approval, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties. Because of these potential sanctions, we seek to monitor compliance with these regulations.

If we are subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our business may be harmed.
      The regulations governing drug product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations, which may delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales by us or Novartis of the product in that country.
      Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our products on a competitive basis. Because our product candidates are in the development stage, we are unable at this time to determine the cost effectiveness of these product candidates. We may need to conduct pharmacoeconomic studies in order to demonstrate their cost effectiveness. Sales of prescription drugs depend on the availability and level of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide them with predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for products successfully developed. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
      We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed in recent years. These proposals have resulted in prescription drug benefit legislation being enacted in the U.S. and healthcare reform legislation being enacted by certain states. Further federal and state legislative and regulatory developments are possible and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
      Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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
      As long as Novartis and its affiliates own at least 19.4% of our voting stock, which we define below, we cannot take certain actions without the consent of Novartis. These actions include:

•	the authorization or issuance of additional shares of our capital stock or the capital stock of our subsidiaries, except for a limited number of specified issuances;

•	any change or modification to the structure of our Board of Directors or a similar governing body of any of our subsidiaries;

•	any amendment or modification to any of our organizational documents or those of our subsidiaries;

•	the adoption of a three-year strategic plan;

•	the adoption of an annual operating plan and budget, if there is no approved strategic plan;

•	any decision that would result in a variance of total annual expenditures, capital or expense, in excess of 20% from the approved three-year strategic plan;

•	any decision that would result in a variance in excess of the greater of $10 million or 20% of our profit or loss target in the strategic plan or annual operating plan;

•	the acquisition of stock or assets of another entity that exceeds 10% of our consolidated net revenue, net income or net assets;

•	the sale, lease, license or other disposition of any assets or business which exceeds 10% of our net revenue, net income or net assets;

•	the incurrence of any indebtedness by us or our subsidiaries for borrowed money in excess of $2 million;

•	any material change in the nature of our business or that of any of our subsidiaries;

•	any change in control of Idenix or any subsidiary; and

•	any dissolution or liquidation of Idenix or any subsidiary, or the commencement by us or any subsidiary of any action under applicable bankruptcy, insolvency, reorganization or liquidation laws.
      Pursuant to the stockholders agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.
      Additionally, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our Chief Financial Officer. If in Novartis’ reasonable judgment our Chief Financial Officer is not satisfactorily performing his duties, we are required to terminate the employment of our Chief Financial Officer.
      Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357 million to these stockholders if we achieve predetermined development milestones with respect to an HCV product candidate. As a result, in making determinations as to our annual operating plan and budget for the development of our HCV product candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.
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

We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of our HBV product candidates, and we may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, our drug development programs, will be seriously harmed.
      In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our HBV product candidates. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. In June 2004, we received a milestone payment from Novartis in the amount of $25 million based upon the results achieved in the phase I clinical trial of NM283, our lead HCV product candidate. Novartis has the option to license NM283 and additional product candidates from us. If it does so, we are entitled to receive additional license fees and milestone payments. We expect that we will derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason on six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.

Novartis has the option to license our product candidates, and if it does not exercise its option with respect to a product candidate, our development, manufacture and/or commercialization of such product candidate may be substantially delayed or limited.
      In addition to its license of telbivudine and valtorcitabine, Novartis has the option under the development agreement to license our other product candidates, including NM283, our lead product candidate for the treatment of hepatitis C. Our drug development programs and potential commercialization of our product candidates will require substantial additional funding. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate not licensed by Novartis, we may not have sufficient funds to develop such product candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming, and could, even if successful, delay the development, manufacture and/or commercialization of a product candidate and the terms of the collaboration agreements may not be favorable to us.

If we breach any of the numerous representations and warranties we made to Novartis under the development agreement or the stock purchase agreement, Novartis has the right to seek indemnification from us for damages it suffers as result of such breach. These amounts could be substantial.
      We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement and the stock purchase agreement. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our hepatitis C and hepatitis B product candidates, including representations regarding our ownership of the inventions and discoveries relating to such product candidates. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis may be substantial.
      In 2004, we entered into a settlement agreement with UAB and UABRF relating to our ownership of our Chief Executive Officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment paid in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.
      Novartis could also suffer losses in connection with any amounts we become obligated to pay relating to or under the terms of any license agreement, including the UAB Agreement, or other arrangements we may be required to enter into with the 1998 licensors to commercialize telbivudine. Novartis, may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis B product candidates.

      If we are required to rely upon the UAB license agreement to commercialize telbivudine, we will be obligated to make certain payments to UABRF and the other licensors. Such amounts would include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to a non-affiliate sublicenssee which is defined as any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’s ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to UABRF 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.

If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our right to develop or commercialize our product candidates.
      We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix Cayman and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements and the conduct of our clinical studies. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop or commercialize our product candidates and receive lower payments from Novartis than we had anticipated.

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

If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize our drug products licensed to Novartis and the development and commercialization of our other product candidates could be delayed, curtailed or terminated.
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
      In addition, Novartis has the right to terminate the development agreement with respect to any product, product candidate or country with six months’ written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected product candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the product candidate, and we may not be successful in entering into a collaboration with another third party.

Novartis has the right under certain circumstances to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
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

Factors Related to Our Dependence on Third Parties

Because we have limited sales, marketing and distribution capabilities, we may seek to enter into additional arrangements with third parties. We may not be successful in establishing these relationships or, if established, the relationship may not be successful.
      We have limited sales, marketing and distribution capabilities. Although we intend to build an internal sales force and expand our marketing capabilities, we may seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.

If we seek to enter into collaboration agreements for any other product candidates but are not successful, we may not be able to continue development of those product candidates.
      Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We have entered into an agreement with Novartis for the development and commercialization of telbivudine and valtorcitabine, our lead HBV product candidates, and we have granted options to Novartis with respect to development and commercialization of our other product candidates. We may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop this or any other product candidate internally.
      If we do not have sufficient funds to develop our product candidates, we will not be able to bring these product candidates to market and generate revenue. As a result, our business will be adversely affected. In addition, the inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a product candidate and could have a material adverse effect on our financial condition and results of operations because:

•	we may be required to expend our own funds to advance the product candidate to commercialization;

•	revenue from product sales could be delayed; or

•	we may elect not to develop or commercialize the product candidate.

If any collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
      We have entered into the development agreement with Novartis and we may enter into additional collaborative arrangements in the future. If collaborative partners do not devote sufficient time and resources to any collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if Novartis or future collaboration partners were to breach or terminate their arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate.

Our collaborations with outside scientists may be subject to restriction and change.
      We work with chemists and biologists at academic and other institutions who assist us in our research and development efforts. Telbivudine, valtorcitabine and NM283 were discovered with the research and development assistance of these chemists and biologists. Many of the scientists who have contributed to the discovery and development of our product candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We depend on third-party manufacturers to manufacture products for us. If in the future we manufacture any of our products, we will be required to incur significant costs and devote significant efforts to establish these capabilities.
      We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements. In addition, Novartis may manufacture or have manufactured for us the API for commercial supplies of these products, subject to the terms of the supply agreement. Under this agreement, if Novartis manufactures the API for a product, we would generally rely on Novartis for regulatory compliance and quality assurance for that product. If Novartis were to breach or terminate its manufacturing arrangements with us, the development or commercialization of the affected product or product candidate could be delayed, which could have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.
      We have relied upon third parties to produce material for preclinical and clinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long term supply arrangements of those materials on acceptable terms, if at all. We also expect to rely upon other third parties to produce materials required for clinical trials and for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.
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
      In addition, the FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practice regulations. Any failure by us, Novartis or our third-party manufacturers to comply with current good manufacturing practices and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action.
      We may in the future elect to manufacture certain of our products in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Factors Related to Patents and Licenses

If we are unable to adequately protect our patents and licenses related to our product candidates, or if we infringe the rights of others, we may not be able to successfully commercialize our product candidates.
      Our success will depend in part on our ability to obtain patent protection both in the U.S. and in other countries for our product candidates. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
      We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drugs, by preventing the patentability of our drugs to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our product candidates. For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. Our hepatitis B product candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B. As a result, we cannot obtain patent protection on telbivudine itself, and we will be limited to relying upon patents granted on the method of using telbivudine in medical therapy for the treatment of hepatitis B.
      Our other hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, because it is converted into biologically active LdC in the body. We believe that valtorcitabine is a new compound. The U.S. Patent Office has recently allowed our patent claims on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine and we expect this allowed patent application to issue shortly. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B.

      Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that UABRF, Emory University and the CNRS, which we collectively refer to as the 1998 licensors, have to a 1995 U.S. patent application and corresponding patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B. In January 2004 and February 2005, UABRF notified us that it believes that the claims included in this 1995 patent application, which is a continuation in part of a 1993 patent application, can be amended in a manner that would enable the 1998 licensors to prosecute and obtain generic patent claims that would generally cover the method of using telbivudine to treat hepatitis B and, consequently, cover the use of telbivudine to treat hepatitis B.
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
      If the 1998 licensors amend the patent claims of the pending 1995 patent application and corresponding foreign patent applications, we believe that they will assert a claim to 20% of the $75 million license fee we received in May 2003 in connection with the license of our hepatitis B product candidates to Novartis. If UABRF asserts such a claim, we intend to dispute that such amount is owed. Under the terms of the UAB license agreement, the dispute would be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
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
      If it is determined that the UAB license agreement does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. Pursuant to the terms of the development agreement and the stock purchase agreement, if there is a breach Novartis has the right to seek indemnification from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, for the losses Novartis incurs as a result of the breach. The amounts for which we could be liable to Novartis may be substantial.
      Our initial hepatitis C clinical product candidate, NM283, is a prodrug of the active molecule NM107, because it is converted into biologically active NM107 in the body. We believe that NM283 may be a new compound, and therefore we are attempting to obtain patent protection on NM283 itself, as well as a method to treat hepatitis C with NM283. NM107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C were filed. As a result, although claims for the method of use of NM107 have been allowed by the U.S. Patent Office, we cannot obtain patent protection on NM107.

      Despite the fact that NM107 is a known compound, we are aware that a number of companies have recently filed patent applications attempting to cover NM107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and NM283, generically, to treat hepatitis C, or more generally Flaviviridae infection. Hepatitis C is a virus in the Flaviviridae virus family. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, and Genelabs Technologies, Inc. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C. Patents in countries outside the U.S. are awarded to the first to file on an invention, and we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/ Isis, Ribapharm, Genelabs or another company to determine the priority of invention of the use of these compounds to treat hepatitis C. If such an interference is initiated and it is determined that we were not the first to invent the target use of these compounds under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
      A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV that could materially affect our ability to develop our product candidates or sell our products. For example, we are aware that Chiron Corporation has obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop our hepatitis C product candidates or sell these products, we will need to buy these products from a licensee of Chiron authorized to sell such products or we will require a license from Chiron, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop our hepatitis C product candidates and sell our products.
      If we find during clinical evaluation that our hepatitis B, hepatitis C or HIV product candidates should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement or inducement of infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to provide the required or desired package labeling, which may not be available on commercially reasonable terms or at all.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.
      Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover our product candidates. Such litigation could take place in the U.S. in a federal court or in the U.S. Patent Office. The litigation could also take place in a foreign country, in either the court or the patent office of that country. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	ownership of patents and patent applications;

•	the patentability of our inventions relating to our product candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

      Even if we are successful in these proceedings, we may incur substantial cost and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.
      In May 2004, we and our Chief Executive Officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our hepatitis C product candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
      Our success will also depend in part on our ability to avoid infringement of the patent rights of others. If it is determined that we do infringe a patent right of another, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we are not successful in infringement litigation and we do not license or develop non-infringing technology, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our product candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

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

If any of our agreements that grant us the exclusive right to make, use and sell our product candidates are terminated, we may be unable to develop or commercialize our product candidates.
      We, together with Novartis, have entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patent applications covering our hepatitis B product candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B product candidates. We, together with Novartis, have also entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering our hepatitis C product candidates and our NNRTI HIV product candidate. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
      Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned product candidates without the permission of the co-owners. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French and Italian law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate, we may not be able to exploit, license or otherwise convey to Novartis or other third parties our rights in our product candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our product candidates and selling our products.
      Under U.S. law, a co-owner has the right to prevent the other co-owner from suing infringers by refusing to join voluntarily in a suit to enforce a patent. Our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari provide that such parties will cooperate to enforce our jointly owned patents on our product candidates. If these agreements terminate or their cooperation is not given or is withdrawn, or they refuse to join in litigation that requires their participation, we may not be able to enforce these patent rights or protect our markets.

If our cooperative research agreement with the University of Cagliari is terminated, we may be unable to develop research results arising out of that work prior to the termination.
      Our cooperative research agreement with the University of Cagliari, as amended grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement, as has been done with respect to the patent applications covering our HCV product candidates and our NNRTI HIV product candidate. Our cooperative agreement with the University of Cagliari currently expires in January 2007 and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.

Other Factors

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.
      The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of March 4, 2005, we had outstanding 48,080,447 shares of common stock, of which 10,267,904 shares, or 21.4%, are currently restricted. Subject to satisfaction of certain requirements of the federal securities laws, these shares will be saleable on July 21, 2005.
      The holders of an aggregate of 36,614,321 shares of common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, we have filed a registration statement covering the shares of common stock that we may issue under our employee benefit plans. Subject to the restrictions included within the lockup agreements executed by employee benefit plan participants in connection with our initial public offering, these shares when issued can be freely sold in the public market.
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
      Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in revenue associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	the results of ongoing and planned clinical trials of our product candidates;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
      The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

Item 2.	Properties.
      We lease approximately 44,000 square feet of office and laboratory space. Our leased properties are described below:

	Approximate		Lease
Property Location	Square Feet	Use	Expiration Date

Cambridge, MA	39,014 sq ft	Office and Laboratory (headquarters)	December 2013
Montpellier, France	1,851 sq ft	Office	August 2009
	3,229 sq ft	Laboratory	June 2005
      In December 2004, we entered into an agreement that provides us with the right to lease up to approximately 35,000 square feet of additional office and laboratory space in Montpellier, France. We expect to initiate our lease of and transition into this space in April 2005.

Item 3.	Legal Proceedings.
      We are currently not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock has been traded on the NASDAQ National Market under the symbol “IDIX” since our initial public offering in July 2004. The following table sets forth for the periods subsequent to our initial public offering the high and low sales prices per share of our common stock on the NASDAQ National Market.
      Information regarding our equity compensation plans will be included in our proxy statement in connection with our 2005 annual meeting of stockholders, under the caption “Equity Plan Compensation Information.” That portion of our proxy statement is incorporated herein by reference.

	High	Low

2004
Third quarter (commencing July 22, 2004)	$16.50	$8.39
Fourth quarter	$18.80	$14.45
Stockholders
      On March 4, 2005, we had approximately 94 stockholders of record.
Dividends
      We have never declared or paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to declare or pay cash dividends.
Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
      We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-111157) in connection with our initial public offering was declared effective by the SEC on July 21, 2004. The offering commenced as of July 21, 2004 and did not terminate before any securities were sold. As of the date of the filing of this annual report on Form 10-K, the offering has terminated and 4,600,000 shares of our common stock were registered and sold in the initial public offering by us and an additional 1,200,000 shares were registered and sold by the selling stockholders named in our Registration Statement, all of such shares being sold at a price to the public of $14.00 per share. The aggregate purchase price of shares of our common stock sold in the offering by us was $64,400,000 and the net proceeds to us was approximately $57,000,000.
      We completed our initial public offering on July 27, 2004. The net proceeds of the initial public offering are invested in investment grade securities with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. To date, we have not used any of the net proceeds of the initial public offering and there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Repurchase of Securities
      None.

Item 6.	Selected Financial Data
      The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2004 are derived from our audited consolidated financial statements. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$95,389	$29,570	$3,465	$1,299	$100
Operating expenses(1)
Research and development	79,979	51,477	29,317	20,858	7,377
General and administrative	17,080	18,152	11,737	7,287	3,992
Sales and marketing	6,523	2,041	984	998	386

Total operating expenses	103,582	71,670	42,038	29,143	11,755

Loss from operations	(8,193)	(42,100)	(38,573)	(27,844)	(11,655)
Investment income, net	1,379	430	297	931	746
Other, net(2)	570	(210)	(80)	(422)	1,002

Net loss	(6,244)	(41,880)	(38,356)	(27,335)	(9,907)
Accretion of redeemable convertible preferred stock	—	(29,074)	(59,165)	(33,835)	(6,063)

Net loss attributable to common stockholders	$(6,244)	$(70,954)	$(97,521)	$(61,170)	$(15,970)

Basic and diluted net loss per common share	$(0.15)	$(2.70)	$(15.19)	$(12.98)	$(4.67)

Shares used in computing basic and diluted net loss per common share	41,369	26,232	6,421	4,713	3,421

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,083	$43,485	$8,548	$38,846	$10,161
Working capital	70,123	30,399	1,602	35,281	7,311
Total assets	187,118	67,090	12,226	44,945	11,830
Capital lease obligations, net of current portion	—	—	2	16	37
Deferred revenue	—	107	1,306	1,358	—
Deferred revenue, related party	9,695	10,756	—	—	—
Long-term obligations	3,691	4,849	732	—	—
Deferred revenue, net of current portion	4,272	4,272	3,345	4,526	—
Deferred revenue, related party, net of current portion	38,779	54,239	—	—	—
Redeemable convertible preferred stock	—	—	160,982	101,817	32,717
Accumulated deficit	(230,077)	(223,833)	(153,058)	(66,574)	(24,110)
Total stockholders’ equity (deficit)	$109,058	$(27,731)	$(161,362)	$(68,975)	$(24,118)

(1)	Stock-based compensation expenses included in operating expenses amounted to approximately:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Research and development	$1,191	$1,288	$1,716	$7,284	$1,560
General and administrative	781	3,328	2,368	501	317
Sales and marketing	128	129	99	20	—

	$2,100	$4,745	$4,183	$7,805	$1,877

(2)	Other, net includes gain on sale of equity investment in 2000, gain (loss) on foreign exchange and income tax provision.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes appearing elsewhere in this document. This discussion contains forward-looking statements based on current expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Factors That May Affect Future Results” and elsewhere in this document.
Overview
      Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Our current focus is on the treatment of infections caused by HBV, HCV, and HIV. Each of our current product candidates is a small molecule antiviral compound which is intended to have significant competitive advantages in one or more areas, such as safety, efficacy, resistance profile or convenience of dosing compared to currently approved treatments.
      The following table summarizes key information regarding our pipeline of product candidates:

Indication	Product Candidates/ Programs	Current Stage of Development

HBV	telbivudine (L-nucleoside)	phase III
	valtorcitabine (L-nucleoside)	phase IIb

HCV	NM283 (Nucleoside analog)	phase IIb
	NV-08 (Nucleoside analogs)	preclinical

HIV	NV-05 (NNRTIs)	preclinical
      In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. Novartis paid us a license fee of $75 million for our lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide full development funding for these HBV product candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
      Novartis also acquired an option to license our HCV and other product candidates. If Novartis exercises its option to collaborate with us on NM283, our initial HCV product candidate, it would be required to provide development funding and pay us up to $525 million in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. We will co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004, we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of NM283.
      In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV drug candidate. As of December 31, 2004, Novartis and its affiliate, Novartis BioVentures, collectively own approximately 57% of our outstanding common stock.
      Novartis has the right to purchase from us that number of shares of our common stock as is required to enable Novartis and its affiliates, other than Novartis BioVentures, to maintain Novartis’ percentage ownership in our company. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock. We have also agreed that, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’

consent is required for the selection and appointment of our Chief Financial Officer. If in Novartis’ reasonable judgment our Chief Financial Officer is not satisfactorily performing his duties, we are required to terminate the employment of our Chief Financial Officer.
      All of our product candidates are currently in preclinical or clinical development. To commercialize our product candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit an NDA to the FDA for a product candidate we are developing prior to late 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our product candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed product candidates, license fees relating to NM283 and other product candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements.
      Through December 31, 2004, we have recognized revenues from license fees, development expense reimbursements received from our collaborators and government grants. We derived 99.6% of our total revenues from Novartis for the year ended December 31, 2004. We derived 99.6% of our total revenues for the year ended December 31, 2003 from our collaboration arrangements with Novartis and Sumitomo. We anticipate recognizing additional revenues from our collaboration with Novartis, including additional development expense funding for our HBV product candidates and other product candidates Novartis subsequently licenses from us, regulatory and commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
      Revenues recognized from Novartis during the year ended December 31, 2004 included $60.9 million in reimbursements in connection with Novartis’ obligation to fund expenses we incur in connection with the development of the product candidates that Novartis has licensed from us, $25.0 million in milestone revenue on our HCV product candidate and $9.1 million related to license fees. Revenues recognized from Novartis during the year ended December 31, 2003 included $26.4 million in reimbursements in connection with Novartis’ obligation to fund expenses we incurred in connection with the development of our product candidates and $6.9 million related to license fees. We expect that the amount of revenue we will recognize on a quarterly basis relating to Novartis’ reimbursement of development expenses will vary based on the level of activity and expenses that we incur in such quarter for development of product candidates licensed to Novartis. We are recognizing the $75.0 million license fee and the other up-front payment in the amount of $5.0 million from Novartis as revenue over the estimated development period during which we expect to complete our performance obligations under our development agreement with Novartis. We have estimated such period to be approximately six and one-half years from the effective date of the development agreement until December 2009. The amount of revenue we recognize each quarter is subject to adjustment. Such adjustments may result from changes in the anticipated length of the development period and our issuance of shares of stock which are subject to the stock subscription rights held by Novartis. The amount will also be subject to adjustment if Novartis exercises its option to license NM283 or any of our other product candidates and we receive additional license fees. For a discussion of our revenue recognition policies, see “— Critical Accounting Policies and Estimates — Collaborative Research and Development Revenue.”
      We have incurred significant losses since our inception in May 1998 and expect losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities and the expansion of our operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.
      Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with animal studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. The majority of our research and development spending is incurred on clinical, preclinical and manufacturing activity with third-party contractors relating to the development of our HBV and HCV product candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential product candidates and advance our clinical trials.
      Set forth below are the direct third-party research and development expenses incurred during the period from May 1, 1998 through December 31, 2001, the years ended December 31, 2002, 2003 and 2004 in connection with our preclinical studies and clinical trials of our lead HBV and HCV product candidates.

		Period from
		May 1, 1998
		(Inception)
		through		Years Ended
Disease		December 31,		December 31,
Indication	Product Candidate	2001	2002	2003	2004	Total

		(In thousands)
HBV	telbivudine	$8,130	$12,102	$21,287	$43,483	$85,002
HBV	valtorcitabine	3,877	2,680	1,781	8,673	17,011
HCV	NM283 and second HCV candidate	335	2,181	6,531	8,320	17,367

		$12,342	$16,963	$29,599	$60,476	$119,380

      We anticipate that we will incur significant additional direct third-party research and development expenses prior to the commercial launch of our HBV and HCV product candidates. We expect such amounts to approximate those set forth below:

Estimated Additional Amount
of Direct Third-Party
Research and Development
Expenses Expected to be
Incurred Prior to Commercial
Product Candidate	Current Stage of Development	Launch

telbivudine	phase III	$50 million
valtorcitabine	phase IIb	$91 million
NM283 and second HCV candidate	phase IIb and preclinical	$421 million
      Our current estimates of additional direct third-party research and development expenses do not include the cost of phase IIIb clinical trials and other clinical trials that are not required for regulatory approval. We use our employees and our infrastructure resources across several projects, including our product discovery efforts. We do not allocate our infrastructure costs on a project-by-project basis. As a result, we are unable to estimate the internal costs incurred to date for our product candidates on a project-by-project basis.
      Pursuant to our development agreement with Novartis, after it licenses a product candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its right to license our product candidates generally requires that Novartis exercise the option for each such product candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new drug.
      Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the FDA and foreign regulatory review and approval processes. The time and cost to complete clinical development of our product candidates may vary significantly and depends upon a number of factors, including the success of our clinical trials, the availability of financial resources, our collaboration with Novartis and its participation in the manufacturing and clinical development of our drug candidates.

Results of Operations
Comparison of Years Ended December 31, 2004 and 2003

Revenues
      Total revenues were $95.4 million for the year ended December 31, 2004 as compared with $29.6 million for the year ended December 31, 2003.
      Total revenues for the year ended December 31, 2004 were comprised of:

•	$95.0 million in related party revenue from Novartis, consisting of $9.1 million in license fee revenue, net of a $1.9 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue as a result of our achievement of a milestone in the development of NM283 and $60.9 million in reimbursement of research and development expenses; and

•	$0.4 million in government grant revenue.
      Total revenues for the year ended December 31, 2003 were comprised of:

•	$33.4 million in related party revenue from Novartis, consisting of $6.9 million in license fee revenue, net of a $0.8 million reduction due to Novartis common stock subscription rights and $26.5 million in reimbursement of research and development expenses;

•	$0.4 million in government grant revenue; and

•	a net reduction of $4.2 million in revenue from Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo pursuant to a final settlement agreement in May 2003 to reacquire from Sumitomo the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan. This required us to reverse $4.6 million in revenue previously recognized under the Sumitomo arrangement, including revenue in the amount of $0.4 million recognized in 2003 prior to entering into the final settlement agreement.
      The increase in revenues of $65.8 million for the year ended December 31, 2004 in comparison with the prior reporting period was primarily due to increased reimbursements from Novartis of expenses attributable to the development of our HBV product candidates and the achievement of a $25.0 million milestone payment on our lead HCV product candidate, NM283, during the year ended December 31, 2004.

Research and Development Expenses
      Research and development expenses were $80.0 million for the year ended December 31, 2004 as compared with $51.5 million for the year ended December 31, 2003. The increase of $28.5 million was primarily due to an increase of:

•	$30.9 million in fees and expenses of third-party contractors primarily for phase III clinical trials of telbivudine, which include amounts paid to clinical research organizations, purchases of drug products used in comparative testing in our clinical trials for telbivudine, purchases of active pharmaceutical ingredient materials for valtorcitabine and amounts expended on pre-clinical studies for valtorcitabine and our HCV drug candidates; and

•	higher operating costs as we continue to expand our research and development activities and capabilities, including $2.7 million in salary and other payroll-related expenses.
      These increases were offset by a decrease in research and development expenses resulting from:

•	a one time fee of $6.3 million incurred in 2003 relating to a license of certain manufacturing technology associated with our HBV drug candidates; and

•	an expense in the amount of $2.0 million incurred during the year ended December 31, 2003 relating to the settlement of litigation we brought to defend our ownership of certain patents and patent applications.

      We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities and we engage in a greater number of later stage clinical trials.

General and Administrative Expenses
      General and administrative expenses were $17.1 million for the year ended December 31, 2004 as compared with $18.2 million for the year ended December 31, 2003. The decrease of $1.1 million was primarily due to a decrease of:

•	$2.5 million in non-cash stock compensation primarily due to the accelerated vesting in May 2003 of stock options held by our former Chief Financial Officer; and

•	$0.6 million in professional fees principally related to financial advisory, legal and accounting services rendered in 2003 in connection with the Novartis transaction.
      These decreases were offset by increased general and administrative expenses primarily for salary and other payroll-related expenses to support our growing operations.
      We expect that our general and administrative expenses will increase in the future as we incur additional costs associated with our operation as a public company, including costs related to expanding our finance and accounting staff, additional directors’ and officers’ liability insurance, implementing investor relations activities and increased professional fees.

Sales and Marketing Expenses
      Sales and marketing expenses were $6.5 million for the year ended December 31, 2004 as compared with $2.0 million for the year ended December 31, 2003. The increase of $4.5 million was primarily due to an increase of:

•	$3.7 million in consulting expenses, primarily attributable to market research studies being conducted in anticipation of the expected commercial launch of telbivudine in 2006, if we receive required regulatory approval; and

•	higher operating costs as we expand our marketing organization.
      We expect that sales and marketing expenses will increase significantly in the future as we expand marketing activities, build a commercial infrastructure, hire additional marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of our expected submission to the FDA of an NDA for telbivudine in late 2005 and, if successfully developed and approved for commercialization, the subsequent commercial introduction of telbivudine and any other product candidates which we may commercialize in the future.

Investment Income, Net
      Net investment income was $1.4 million for the year ended December 31, 2004 as compared with $0.4 million for the year ended December 31, 2003. The increase of $1.0 million was due to higher cash and marketable securities balances held during 2004 due to the receipt of net proceeds of $132.6 million, after deducting underwriting discounts and offering expenses, from the initial public offering and concurrent private placement of our common stock completed in July 2004.

Income Taxes
      Income tax benefit was $0.6 million for the year ended December 31, 2004 compared with income tax expense of $0.2 million for the year ended December 31, 2003. The income tax benefit for the year ended December 31, 2004 was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits. The income tax expense for the year ended December 31, 2003 was due to alternative minimum income tax expense incurred in the U.S. Our income tax expense in 2004 and

2003 consists of income tax expenses incurred by our U.S., French and Dutch subsidiaries. In both 2004 and 2003, our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
Comparison of Years Ended December 31, 2003 and 2002

Revenues
      Total revenues were $29.6 million for the year ended December 31, 2003 as compared with $3.5 million for the year ended December 31, 2002.
      Total revenues for the year ended December 31, 2003 were comprised of:

•	$33.4 million in related party revenue from Novartis consisting of $6.9 million in license fee revenue, net of a $0.8 million reduction due to Novartis common stock subscription rights and $26.5 million for reimbursement of research and development expenses;

•	$0.4 million in government grant revenue; and

•	a net reduction of $4.2 million in revenue from Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo pursuant to a final settlement agreement in May 2003 to reacquire the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan. This required us to reverse $4.6 million in revenue previously recognized under the Sumitomo arrangement, including revenue in the amount of $0.4 million recognized in 2003 prior to entering into the final settlement agreement.
      Total revenues for the year ended December 31, 2002 were comprised of:

•	$3.0 million in license fees and collaborative research and development revenues from Sumitomo; and

•	$0.5 million in government grant revenue.
      The increase in revenues of $26.1 million for the year ended December 31, 2003 in comparison with the year ending December 31, 2002 was due to the initiation of the Novartis collaboration in May 2003 in which we started recognizing revenue from a license fee and reimbursement of development costs.

Research and Development Expenses
      Research and development expenses were $51.5 million for the year ended December 31, 2003 as compared with $29.3 million for the year ended December 31, 2002. The increase of $22.2 million was primarily due to an increase of:

•	a one-time fee in the amount of $6.3 million for licensing of certain manufacturing technology associated with our hepatitis B product candidates;

•	$10.9 million in expenses for third-party contractors primarily for phase III clinical trials of telbivudine and purchases of active pharmaceutical ingredient materials for our HCV drug candidate;

•	$2.0 million accrual for settlement expenses relating to litigation we brought to defend our ownership of certain patents and patent applications; and

•	higher operating costs as we expand our research and development activities and capabilities.

General and Administrative Expenses
      General and administrative expenses were $18.2 million for the year ended December 31, 2003 as compared with $11.7 million for the year ended December 31, 2002. The increase of $6.5 million was primarily due to an increase of:

•	$2.4 million in financial advisory, legal and accounting fees principally for services rendered in connection with the Novartis transaction and increased patent prosecution and maintenance activities;

•	$1.0 million in non-cash stock compensation expense primarily due to the accelerated vesting of stock options held by our former chief financial officer; and

•	higher operating costs to support our growing business operations.

Sales and Marketing Expenses
      Sales and marketing expenses were $2.0 million for the year ended December 31, 2003 as compared with $1.0 million for the year ended December 31, 2002. The increase of $1.0 million was primarily due to an increase in consulting expenses, primarily attributable to hepatitis B market research studies and salaries and other payroll-related expenses.

Investment Income, Net
      Investment income, net was $0.4 million for the year ended December 31, 2003 as compared with $0.3 million for the year ended December 31, 2002. The increase of $0.1 million was due to higher average cash balances in 2003 as a result of cash receipts from our Novartis collaboration.

Income Taxes
      Income tax expense was $0.2 million for the year ended December 31, 2003 as compared with $39,000 for the year ended December 31, 2002. The increase of $0.1 million was primarily due to alternative minimum income tax expense incurred in the U.S. Our income tax expense consists of tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
Liquidity and Capital Resources
      Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. These proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV product candidates, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from an initial public offering and concurrent private placement of our common stock and proceeds from the exercise of stock options.
      In July 2004, we completed an initial public offering and concurrent private placement in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. In connection with the initial public offering and concurrent private placement, we received approximately $132.6 million in net proceeds, after deducting underwriting discounts and offering expenses.
      We had $42.1 million, $43.5 million and $8.5 million in cash and cash equivalents as of December 31, 2004, 2003 and 2002, respectively. We also invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of December 31, 2004, we have $38.4 million in current marketable securities and $76.8 million in non-current marketable securities. We had no investments in marketable securities as of December 31, 2003.
      Net cash used in operating activities was $16.4 million for the year ended December 31, 2004. Net cash provided by operating activities was $38.4 million for the year ended December 31, 2003. Net cash used in operating activities was $30.9 million for the year ended December 31, 2002. The net cash used in operating activities for the year ended December 31, 2004 was due primarily to the net loss for the period, excluding stock-based compensation and decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003. The net cash provided by operating activities for the year ended December 31, 2003 was due primarily to an increase in deferred revenue resulting from the receipt of a $75.0 million license fee from Novartis, an increase in accounts payable and accrued expenses due to greater research and development activity and an increase in long-term liabilities due to a one time fee that we incurred to obtain a license to manufacturing technology that we used in connection with our development of telbivudine. These increases were offset by a net loss for the period excluding stock-based compensation expense, an increase in accounts receivable from Novartis for the reimbursement of certain research and development costs and deposit payments made to vendors on contracts associated with our phase III telbivudine clinical trials.
      Net cash used in investing activities was $119.4 million, $3.9 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The net cash used in investing activities for the year ended December 31, 2004 was principally due to the investment of a portion of the net proceeds from our initial public offering and concurrent private placement in marketable securities and capital expenditures primarily on leasehold improvements in Cambridge, Massachusetts and Cagliari, Italy. The net cash used in investing activities for the year ended December 31, 2003 was due primarily to capital expenditures relating to the acquisition of scientific equipment, leasehold improvements at a medicinal chemistry laboratory facility we opened in France in August 2003 and leasehold improvements for our new corporate headquarters and laboratory facilities in Cambridge, Massachusetts to which we began our relocation in December 2003. Upon entering into the lease agreement for our new corporate and laboratory facility, we were required to obtain a commercial letter of credit for $0.7 million in October 2003 that was collateralized by cash to be held as a restricted deposit.
      Net cash provided by financing activities was $134.3 million, $0.3 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The net cash provided by financing activities for the year ended December 31, 2004 was primarily due to net proceeds from the initial public offering and concurrent private placement completed in July 2004. The net cash provided by financing activities for the year ended December 31, 2003 was primarily due to the issuance of common stock upon the exercise of vested stock options held by employees and directors.
      Set forth below is a description of our contractual cash obligations as of December 31, 2004.

	Payments Due by Period

			One to
		Less than	Three	Four to	After Five
Contractual Cash Obligations	Total	One Year	Years	Five Years	Years

	(In thousands)
Operating leases	$18,806	$1,357	$3,412	$3,855	$10,182
Consulting, employment and other agreements	12,881	5,471	5,410	2,000	—

Total contractual cash obligations	$31,687	$6,828	$8,822	$5,855	$10,182

      We have certain potential milestone payment obligations under our license agreement with UABRF entered into in June 1998, and subsequently amended in June 1998 and July 1999, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an IND for a product candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a drug candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the product candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UAB license agreement. However, if our belief is wrong, the licensors may assert claims to these milestone payments and to additional amounts. The settlement agreement which we have entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our Chief Executive Officer during the period from November 1, 1999 to November 1, 2000.
      In December 2004, we entered into an offer to lease office and laboratory space in Montpellier, France. We expect to enter into a lease agreement on April 15, 2005 if all conditions precedent have been satisfied by the landlord as of such date. If the conditions are satisfied and we elect not to enter into the lease agreement, we will be liable for a payment to the landlord in the approximate amount of 0.5 million Euros ($0.6 million as of December 31, 2004). The term of the lease will be for a period of 12 years with expiry in April 2017. Expected payments under the lease agreement are included in the contractual obligations table above. The lease agreement will also include an option entitling us to purchase the building in which the leased space is located at any time after April 15, 2011 until the expiration of the lease term.
      We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of our HBV product candidates, will be sufficient to satisfy our cash needs until at least mid 2006. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
Off-Balance Sheet Transactions
      We currently have no off-balance sheet transactions.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and the fair value of stock related to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this document, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our financial statements:

Collaborative Research and Development Revenue
      We recognize revenues relating to our collaborative research and development arrangements in accordance with the SEC’s Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements.” Revenues under such collaborative research and development arrangements may include non-refundable license fees, milestones and research and development payments from collaborative partners.
      Where we have continuing performance obligations under the terms of a collaborative arrangement, we recognize non-refundable license fees as revenue over the specified development period during which we complete our performance obligations. When our level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of our management. If this estimated performance period changes, then we will adjust the periodic revenue we are recognizing and will record the remaining unrecognized non-refundable license fees over the remaining period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
      Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of the date that Novartis and its affiliates own less than 19.4% of our voting stock or the date that Novartis becomes obligated to make contingent payments of $357,000,000 to those holders of the our stock who sold shares to Novartis on May 8, 2003.
      Additionally, if we issue any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, will be recorded as a reduction of the upfront license fee and payments received from Novartis in May 2003. The amount will be attributed proportionately between cumulative revenue recognized as of that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date of option exercise or, in the case of stock awards, full vesting based upon changes in the value of the our common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
      To date, we have received $75.0 million from Novartis as a license fee for our HBV product candidates and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. We have included this reimbursement as part of our up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement with us. We are recognizing these payments from Novartis as revenue over the estimated period during which we expect to complete our performance obligations under our development agreement. We have estimated such period to be approximately six and one-half years from the effective date of the agreement until December 2009.
      In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable pursuant to the 1998 Equity Incentive Plan in connection with the exercise of stock options granted after May 8, 2003. In exchange for Novartis’ termination of such right, we issued 1,100,000 shares of our common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance to Novartis of these shares, Novartis rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan were terminated and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as we granted options that were subject to Novartis’ stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis in May 2003. We are still subject to potential revenue adjustments relating to future grants of options and stock awards under other stock incentive plans.
      As of December 31, 2004, the license fee has been reduced by $15.4 million and reclassified to additional paid-in capital. Of this amount, $12.8 million has been recorded as a reduction of deferred revenue as of December 31, 2004 with the remaining amount of $2.6 million recorded as a reduction of revenue. We recorded $1.8 million and $0.8 million of this reduction of revenue during the years ended December 31, 2004 and 2003, respectively.
      In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million in deferred revenue on our consolidated balance sheet at December 31, 2004 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. If and when we determine that we will not seek regulatory approval for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.
      We recognize payments received from collaborative partners for research and development efforts that we perform or others perform on our behalf as revenue as the related costs are incurred. We recognize such revenue only if we believe that collection of these amounts is reasonably assured. This assessment involves judgment on our part. If we do not believe that collection of amounts billed, or amounts to be billed to our collaborators, is reasonably assured, then we defer revenue recognition.
      We recognize revenues from milestones related to arrangements under which we have continuing performance obligations upon achievement of the milestone if the milestone is deemed substantive. Milestones are considered substantive if all of the following conditions are met:

•	the milestone is non-refundable;

•	achievement of the milestone was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved to achieve the milestone; and

•	the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.
      In June 2004, we recognized a $25 million milestone payment from Novartis based upon results of phase I clinical trial. Since the milestone was determined to be substantive, this amount was recognized as revenue when it became payable.
      Where we have no continuing involvement under a collaborative arrangement, we record non-refundable license fee revenue when we have a contractual right to receive the payment, in accordance with the terms of the license agreement, and we record milestones when we receive appropriate notification from the collaborative partner of achievement of the milestones.
      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which we refer to as EITF No. 00-21. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.

Accrued Expenses
      As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants and investigators in conjunction with preclinical and clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials related to our product candidates. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to our judgment. We also record estimates of our tax liabilities for the jurisdictions in which we operate. Determination of the tax effects involving our U.S. and foreign operations involves judgment on our part and our positions could be challenged by the tax authorities of these jurisdictions. We make these judgments based upon the facts and circumstances known to us and account for these estimates in accordance with accounting principles involving accrued expenses and income tax liabilities generally accepted in the U.S.

Stock-Based Compensation
      In connection with the grant of stock options, we recorded as a part of stockholders’ deficit an aggregate amount of $0.2 million and $0.1 million in deferred stock compensation for the years ended December 31, 2004 and 2003, respectively. These stock options were considered compensatory because the deemed fair value of the underlying common stock was greater than the exercise price on the date of grant. The determination of the fair value of our common stock involved significant judgment on our part because our shares prior to the completion of our initial public offering in July 2004 were not publicly traded. In determining the fair value, our Board of Directors considered the price at which we sold shares of convertible preferred stock to investors, the purchase price per share, including the initial cash payment and the discounted present value of the contingent payments, paid by Novartis in May 2003 to acquire shares of our common stock from our existing stockholders, the development stage of our product candidates and general economic and market conditions. We had an aggregate of $2.0 million of deferred stock compensation remaining to be amortized as of December 31, 2004. We expect to incur additional stock compensation expense related to stock options granted as of December 31, 2004 and future stock option grants as we adopt the provisions of SFAS No. 123 (revised 2004) “Share Based Payment.” We are amortizing deferred stock compensation for employees and directors over the vesting period of the related stock options, under the provisions of Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees.” We are amortizing deferred stock compensation for nonemployee consultants over the vesting period of the related stock options, under the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock Compensation.” The amount of stock compensation actually recognized in future periods could decrease if unvested stock options for which accrued compensation expense has been recorded are forfeited.
      For purposes of our consolidated statements of operations, we have allocated stock-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option and restricted stock grants. We expect to continue to grant options to purchase common stock in the future.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by us. SFAS No. 123 (revised 2004) requires such transactions to be accounted using a fair value based method that would result in expense being recognized in our financial statements. We will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after June 15, 2005 and have not yet determined the impact of adoption on the consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial instititutions and certain corporate debt securities with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. Since our investments are short term in duration, we believe that we are not subject to any material credit market or foreign exchange risk exposure. We do not have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.
      The financial statements required by this item are incorporated by reference to the financial statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      There have been no disagreements with our independent registered public accounting firm on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures.
      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
      None
PART III
Items 10-14.
      The information required for Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation of Executive Officers — Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Employment Agreements,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Fees,” “Audit-Related Fees,” “All Other Fees” and “Pre-Approval Policies.”
      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. We have posted to our website our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, the code on our website, which is located at www.idenix.com.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements: The financial statements required to be filed as part of this annual report on Form 10-K are as follows:
      (a)(2) Financial Statement Schedules. The financial statements have been omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
      (a)(3) Exhibits. The Exhibits have been listed in the Exhibit Index immediately preceding the Exhibits filed as part of this annual report on Form 10-K and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Idenix Pharmaceuticals, Inc.:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 11, 2005

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$42,083	$43,485
Marketable securities	38,429	—
Accounts receivable, related party	16,243	11,152
Deferred offering costs		843
Prepaid expenses and other current assets	3,231	4,874

Total current assets	99,986	60,354
Property and equipment, net	6,805	4,066
Restricted cash, non-current	750	750
Marketable securities, non-current	76,754	—
Income taxes receivable	370	—
Investment	500	500
Other assets	1,953	1,420

Total assets	$187,118	$67,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,619	$6,223
Accrued expenses	15,300	12,314
Deferred rent	50	50
Deferred revenue		107
Deferred revenue, related party	9,695	10,756
Income taxes payable	199	505

Total current liabilities	29,863	29,955
Long-term obligations	3,691	4,849
Deferred rent, net of current portion	1,455	1,506
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	38,779	54,239

Total liabilities	78,060	94,821
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 60,000,000 and 50,000,000 shares authorized at December 31, 2004 and 2003, respectively; 47,857,887 and 36,450,383 shares issued and outstanding at December 31, 2004 and 2003, respectively	48	36
Additional paid-in capital	340,938	199,609
Deferred compensation	(1,987)	(3,889)
Accumulated other comprehensive income	136	346
Accumulated deficit	(230,077)	(223,833)

Total stockholders’ equity (deficit)	109,058	(27,731)

Total liabilities and stockholders’ equity (deficit)	$187,118	$67,090

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Revenues:
License fees and collaborative research and development — related party	$95,004	$33,327	$—
License fees and collaborative research and development — other	—	(4,165)	2,940
Government research grants	385	408	525

Total revenues	95,389	29,570	3,465
Operating expenses(1):
Research and development	79,979	51,477	29,317
General and administrative	17,080	18,152	11,737
Sales and marketing	6,523	2,041	984

Total operating expenses	103,582	71,670	42,038

Loss from operations	(8,193)	(42,100)	(38,573)
Investment income, net	1,379	430	297
Other income (expense)	4	(26)	(41)

Loss before income taxes	(6,810)	(41,696)	(38,317)
Income tax benefit (provision)	566	(184)	(39)

Net loss	(6,244)	(41,880)	(38,356)

Accretion of redeemable convertible preferred stock	—	(29,074)	(59,165)

Net loss attributable to common stockholders	$(6,244)	$(70,954)	$(97,521)

Basic and diluted net loss per common share	$(0.15)	$(2.70)	$(15.19)

Shares used in computing basic and diluted net loss per common share	41,369	26,232	6,421

(1)	In the years ended December 31, 2004, 2003 and 2002, stock-based compensation expenses included in operating expenses amounted to approximately:

	2004	2003	2002

Research and development	$1,191	$1,288	$1,716
General and administrative	781	3,328	2,368
Sales and marketing	128	129	99

	$2,100	$4,745	$4,183

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2002, 2003, 2004
(in thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Deferred	Income	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity (Deficit)	Loss

Balance at December 31, 2001	5,169,684	$5	$—	$(2,402)	$(4)	$(66,574)	$(68,975)
Vesting of restricted stock	1,549,300	2				(2)
Issuance of common stock upon exercise of employee stock options	443,260		637				637
Issuance of common stock upon vesting of restricted stock options	104,500		160				160
Compensation related to restricted stock			1,321			(902)	419
Compensation related to modification of employee stock options			673				673
Accretion of redeemable preferred stock to redemption value			(11,547)			(42,765)	(54,312)
Accretion of Series B and C preferred stock cumulative dividends			(394)			(4,459)	(4,853)
Deferred compensation related to employee stock option grants			9,150	(9,150)
Amortization of deferred compensation				3,091			3,091
Net loss						(38,356)	(38,356)	$(38,356)
Cumulative translation adjustment					154		154	154

Comprehensive loss								$(38,202)

Balance at December 31, 2002	7,266,744	7	—	(8,461)	150	(153,058)	(161,362)
Vesting of restricted stock	33,600
Accretion of redeemable preferred stock to redemption value			(179)			(17,018)	(17,197)
Accretion of Series B and C preferred stock cumulative dividends						(1,805)	(1,805)
Common stock dividend to Series C preferred stockholders	1,537,725	1	17,683			(10,072)	7,612
Conversion of Series A, B and C preferred stock to common stock	26,858,239	27	172,344				172,371
Issuance of common stock upon exercise of employee stock options	654,742	1	1,129				1,130
Issuance of common stock upon vesting of restricted stock options	99,333		282				282
Income tax benefit associated with the exercise of employee stock options			136				136
Compensation related to modification of employee stock options			82				82
Deferred compensation related to stock option grants			91	(91)
Amortization of deferred compensation				4,663			4,663
Antidilution shares contingently issuable to related party			8,041				8,041
Net loss						(41,880)	(41,880)	$(41,880)
Cumulative translation adjustment					196		196	196

Comprehensive loss								$(41,684)

Balance at December 31, 2003	36,450,383	36	199,609	(3,889)	346	(223,833)	(27,731)

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS  (Continued)
For the Years Ended December 31, 2002, 2003, 2004
(in thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Deferred	Income	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity (Deficit)	Loss

Issuance of common stock to related party	108
Issuance of common stock upon initial public offering, net of offering expenses and underwriting discounts of $7,425,000	4,600,000	5	56,970				56,975
Issuance of common stock upon private placement with related party	5,400,000	5	75,595				75,600
Issuance of common stock upon exercise of employee stock options	210,646	1	885				886
Issuance of common stock upon vesting of restricted stock options	96,750		286				286
Deferred compensation related to employee stock option grants			198	(198)
Amortization of deferred compensation				2,100			2,100
Issuance of common stock for settlement of antidilution shares contingently issuable to related party	1,100,000	1					1
Antidilution shares contingently issuable to related party			7,395				7,395
Net loss						(6,244)	(6,244)	$(6,244)
Net change in unrealized holding losses on marketable securities					(343)		(343)	(343)
Cumulative translation adjustment					133		133	133

Comprehensive loss								$(6,454)

Balance at December 31, 2004	47,857,887	$48	$340,938	$(1,987)	$136	$(230,077)	$109,058

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,244)	$(41,880)	$(38,356)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,304	632	477
Stock-based compensation expense	2,100	4,745	4,183
Gain on sale of marketable securities	(70)	—	—
Revenue adjustment for contingently issuable shares	1,859	804	—
Changes in operating assets and liabilities:
Accounts receivable	—	19	3,091
Accounts receivable, related party	(5,091)	(11,151)
Prepaid expenses and other current assets	1,639	(1,738)	(653)
Income taxes receivable	(370)	—	—
Other assets	(532)	(1,293)	(8)
Accounts payable	(1,629)	1,602	1,070
Accrued expenses	2,975	10,004	448
Deferred rent	(51)
Deferred revenue	(107)	(284)	(1,246)
Deferred revenue, related party	(10,986)	72,232
Income taxes payable	(277)	344	(99)
Long-term obligations	(902)	4,364	186

Net cash (used in) provided by operating activities	(16,382)	38,400	(30,907)
Cash flows from investing activities:
Purchase of property and equipment	(3,931)	(3,145)	(342)
Purchases of marketable securities	(189,831)	—	—
Sales of marketable securities	74,375	—	—
Restricted deposits	20	(727)	—

Net cash used in investing activities	(119,367)	(3,872)	(342)
Cash flows from financing activities:
Net proceeds from sale of common stock in initial public offering and private placement, net of offering costs	133,409	—	—
Proceeds from exercise of common stock options	897	1,137	895
Deferred offering costs	—	(843)	—
Repayment of capital lease obligations	(2)	(15)	(21)

Net cash provided by financing activities	134,304	279	874
Effect of changes in exchange rates on cash and cash equivalents	43	130	77

Net increase (decrease) in cash and cash equivalents	(1,402)	34,937	(30,298)
Cash and cash equivalents at beginning of year	43,485	8,548	38,846

Cash and cash equivalents at end of year	$42,083	$43,485	$8,548

Supplemental disclosure of cash flow information:
Interest	$—	$76	$3
Taxes	178	50	132
Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$29,074	$59,165
Noncash exercise of stock options	—		720
Antidilution shares contingently issuable or issued to related party	7,395	8,041	—
Common stock dividend paid on Series C preferred stock	—	17,684	—
Conversion of preferred stock into common stock	—	172,371	—
The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”).
      The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development and commercialization of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaborative partners, competition, technological and medical risks, customer demand and management of growth.
      Effective May 8, 2003, Novartis Pharma AG (“Novartis”), a subsidiary of Novartis AG, acquired a majority interest in the Company’s outstanding stock and the operations of the Company have been consolidated in the financial statements of Novartis AG since that date. Novartis has the ability to exercise control over the Company’s strategic direction, research and development activities and other material business decisions (Note 3).
      On July 21, 2004, the Company completed an initial public offering and concurrent private placement with Novartis (Note 4).

2.	Summary of Significant Accounting Policies
      Significant accounting policies applied by the Company in the preparation of its consolidated financial statements are as follows:

Principles of Consolidation
      The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.
      In connection with operating lease commitments of the Company (Note 16), the Company issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash and cash equivalents in interest bearing accounts of major U.S. financial institutions. Accordingly, management believes these investments are subject to minimal credit and market risk and are of high credit quality.
      At December 31, 2004 and 2003, all of the Company’s accounts receivable were due from Novartis. Revenue from Novartis represented 99% of total revenues for the year ended December 31, 2004. Revenue from Novartis and Sumitomo Pharmaceuticals Co., Ltd (“Sumitomo”) represented 99% of total revenues for the year ended December 31, 2003.

Marketable Securities
      The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and losses in stockholders’ equity. Realized gains and losses are determined on the specific identification method and are included in investment income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the consolidated statement of operations. The Company classifies its marketable securities with remaining maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining maturities greater than 12 months as non-current marketable securities, unless it is not expected to hold the investment to maturity.

Fair Value of Financial Instruments
      Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of December 31, 2004 and 2003 due to the short-term nature of these items.

Investment
      Investment includes one long-term investment recorded under the cost method of accounting. When the Company holds an ownership interest of less than 20%, and does not have the ability to exercise significant influence over the operating activities of the entity in which the investment is held, the Company accounts for its investment using the cost method. If any adjustment to fair value reflects a decline in the value of the investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write down is included in the Company’s consolidated statement of operations.

Property and Equipment
      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Upon the disposal of assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. Equipment held under capital leases is initially recorded at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease. Depreciation of property and equipment held under capital leases is calculated using the straight-line method over the shorter of the life of the related asset or the term of the lease.

Impairment of Long-Lived Assets
      The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment was recognized for any of the years ended December 31, 2004, 2003 and 2002.

Revenue Recognition
      The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements and government research grants.
      Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and collaborative research and development funding from its collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis, over the performance period. Payments received from the collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
      Where the Company has no continuing involvement under a collaborative arrangement, the Company records non-refundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.
      In March 2003, the Company entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003.
      The Company repurchased these product rights for $5,000,000 and as a result of this payment the Company reversed approximately $4,571,000 of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue. The Company also has

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2004 and 2003 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.
      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.
      Government Research Grant Revenue — Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

Research and Development Expenses
      All costs associated with internal research and development and research and development services, including pre-clinical and clinical trial studies, which the Company has externally contracted are expensed as incurred. Research and development expense includes direct costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and stock-based compensation related to employees involved in the Company’s research and development.

Patents
      All costs to secure and defend patents are expensed as incurred.

Stock-Based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for its stock-based awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Changes to option terms subsequent to award can also give rise to compensation expense. The Company recognizes compensation expense for restricted stock sold and stock options granted to nonemployees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment of FAS 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pro forma effect in interim financial statements. The Company has elected to continue to account for employee stock options under APB No. 25.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS No. 123 (revised 2004) requires such transactions to be accounted using a fair value based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after June 15, 2005 and has not yet determined the impact of adoption on the consolidated financial position or results of operations.
      If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value using the Black-Scholes method at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss attributable to common stockholders:
Net loss attributable to common stockholders — as reported	$(6,244)	$(70,954)	$(97,521)
Add stock-based compensation expense included in reported net loss	2,091	4,745	4,183
Deduct stock-based compensation expense determined under fair value method	(3,058)	(5,867)	(4,183)

Net loss attributable to common stockholders — pro forma	$(7,211)	$(72,076)	$(97,521)
Net loss per share (basic and diluted)
As reported	$(0.15)	$(2.70)	(15.19)
Pro forma	$(0.17)	(2.75)	(15.19)

The assumptions used are as follows:
	Years Ended December
	31,

	2004	2003	2002

Expected dividend yield	—	—	—
Risk-free interest rate	3.26%	3.35%	4.23%
Expected option term (in years)	5	5	5
Expected volatility	28%	0%	0%

Foreign Currency
      The functional currencies of the Company’s foreign subsidiaries are the local currency or the U.S. dollar. When the functional currency of the foreign subsidiary is the local currency, assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the end of the accounting period. Net gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ deficit. When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using the average exchange rate for the period. Gains and losses resulting from foreign currency remeasurements are included in the consolidated statement of operations. Net realized gains and losses from foreign currency transactions are included in the consolidated statement of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for tax contingencies if it is probable that the Company has incurred a tax liability and the liability or the range of loss can be reasonably estimated.

Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss). The Company includes foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive income (loss). The consolidated statements of stockholders’ equity (deficit) and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2004, 2003 and 2002.

Net Income (Loss) per Common Share
      The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the assumed exercise of outstanding stock options and warrants (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (Note 3), restricted stock awards and the weighted average conversion of redeemable convertible preferred stock into shares of common stock (using the if-converted method).

Segment Reporting
      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires companies to report information about the annual financial statements of operating segments. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in only one segment.

Reclassifications
      Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported net loss.

3.	Novartis Relationship
Overview
      In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s drug candidates. Novartis paid the Company a license fee of $75,000,000 for its lead HBV drug candidates, telbivudine and valtorcitabine, has agreed to provide

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development funding for these HBV product candidates and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
      Novartis also acquired an option to license the Company’s HCV and other drug candidates. If Novartis exercises its option to collaborate on NM283, the Company’s initial HCV drug candidate, it would be required to provide development funding and pay the Company up to $525,000,000 in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of NM283. This amount was recognized as revenue when it became payable as the milestone was determined to be substantive.
      Under the Development Agreement, the Company granted Novartis an exclusive, worldwide license to market and sell the Company’s lead HBV products, and the Company will grant Novartis similar licenses with respect to any other drug candidates for which Novartis exercises its option to license. In each case, the Company retains the right to co-promote or co-market the products in the U.S., the U.K., France, Germany, Italy and Spain.
      The Company is reimbursed by Novartis on a quarterly basis for expenses the Company incurs in connection with the development and registration of its HBV product candidates. The accounts receivable balance at December 31, 2004 is comprised entirely of an unbilled receivable due from Novartis for reimbursement of development costs incurred by the Company in the fourth quarter of 2004.
      Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV drug candidate. As of December 31, 2004, Novartis and its affiliate, Novartis BioVentures, own approximately 57% of the Company’s outstanding stock.
      To date, the Company has received $75,000,000 from Novartis as a license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the development agreement. The Company has estimated that the performance period during which the development of the HBV product candidates and NM283 would occur is a period of approximately six and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2009. The Company is recognizing the license fee payment and other up-front payments over this period. If the estimated performance period changes, then the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fees over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
Master Manufacturing and Supply Agreement
      Under the Master Manufacturing and Supply Agreement (the “Supply Agreement”), the Company appointed Novartis to manufacture or have manufactured the clinical supply of the active pharmaceutical ingredients (“API”) for each drug candidate licensed under the Development Agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, to be allocated in accordance with the Development Agreement. Subject to the approval of a joint manufacturing committee established by the Company and Novartis, the Company will appoint Novartis or a third party to manufacture

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid, Novartis will perform the finishing and packaging of the APIs into the final form for sale.
      The Company will pay Novartis for manufacturing the commercial supply of API, if Novartis manufactures the API, and finishes and packages the products. Novartis will pay the Company a transfer price based on net sales of the products sold outside the co-commercialization countries. The parties will negotiate the transfer prices for the products to be sold in the co-commercialization countries.
Stockholders’ Agreement
      In connection with Novartis’ purchase of stock from the Company’s stockholders, the Company, Novartis and substantially all of the Company’s stockholders entered into a Stockholders’ Agreement (“Stockholders’ Agreement”). The Company agreed that it will use its reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of the Company’s voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of the Company’s voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of the Company’s voting stock, Novartis will have approval rights over a number of corporate actions that the Company may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
      Novartis and its affiliates have agreed not to acquire additional shares of the Company’s voting stock unless a majority of the independent board members approves or requests the acquisition, other than, among other exceptions, the acquisitions of the Company’s voting stock by exercise of Novartis’ stock purchase rights under the stockholders’ agreement or acquisitions of voting stock to maintain a 51% ownership interest in the Company’s fully diluted common stock, exclusive of any shares held by Novartis BioVentures.
Novartis’ Stock Purchase Rights
      Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of the Company’s voting stock if the Company issues shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of the Company’s stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock or b) the date that Novartis becomes obligated under the Stock Purchase Agreement to make the additional contingent payments of $357,000,000 to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.
      Additionally, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, will be recorded as a reduction of the upfront license fee and payments received from Novartis. The amount will be attributed proportionately between cumulative revenue recognized as of that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date of option exercise or, in the case of stock awards, full vesting based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
      In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15,400,000 at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan are terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company is still subject to potential revenue adjustments relating to future grants of options and stock awards under other stock incentive plans.
      As of December 31, 2004, this Novartis stock subscription right has reduced the license fee by $15,436,000 and has been reclassified to additional paid-in capital. Of this amount, $12,773,000 has been recorded as a reduction of deferred revenue as of December 31, 2004 with the remaining amount of $2,663,000 recorded as a reduction of revenue. The Company recorded $1,859,000 and $804,000 of this reduction of revenue during the years ended December 31, 2004 and 2003, respectively.

4.	Initial Public Offering and Concurrent Private Placement
      On July 21, 2004, the Company’s registration statement on Form S-1 was declared effective and the Company registered under the Securities Act of 1933, as amended, 5,800,000 shares of its common stock, consisting of:

•	4,600,000 shares offered by the Company; and

•	1,200,000 shares offered by the Company’s selling stockholders
      In addition, the Company entered into two stock purchase agreements with Novartis, providing for the purchase by Novartis and sale by the Company of:

•	5,400,000 shares of the Company’s common stock at a purchase price per share equal to the public selling price of the Company’s common stock in the initial public offering; and

•	1,100,000 shares of the Company’s common stock at a purchase price per share equal to $0.001, the par value of the Company’s common stock in settlement of certain stock subscription rights (Note 3).
      In connection with the initial public offering and concurrent stock purchases completed on July 27, 2004, the Company realized approximately $132,600,000 in net proceeds, after deducting underwriting discounts and offering expenses.

5.	Net Loss Per Common Share
      The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(6,244)	$(70,954)	$(97,521)
Basic and diluted weighted average number of common shares outstanding	41,369	26,232	6,421
Basic and diluted net loss per common share	$(0.15)	$(2.70)	$(15.19)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Options	3,162	2,495	2,565
Warrants	—	—	5,333
Redeemable convertible preferred stock	—	—	26,858
Restricted stock	98	198	314
Contingently issuable shares to related party	30	667	—

6.	Marketable Securities
      The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio and marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these marketable securities are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the consolidated balance sheets are as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Type of security:
Money market funds	$13,040	$—	$—	$13,040
Corporate debt securities	40,102	26	(232)	39,896
U.S. Treasury securities and obligations of
U.S. government agencies	34,252	—	(137)	34,115
Taxable auction rate securities	48,570	—	—	48,570
Accrued interest	638	—	—	638

	$136,602	$26	$(369)	$136,259

December 31,
2004

(In thousands)
Contractual maturity:
Maturing in one year or less	$59,505
Maturing after one year through two years	40,679
Maturing after two years through ten years	15,500
Maturing after ten years	20,575

$136,259

      Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities. All securities with contractual maturities greater than two years are taxable auction rate securities.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,
2004

(In thousands)
Classification in Balance Sheets:
Cash equivalents	$21,076
Marketable securities	38,429
Marketable securities, non-current	76,754

$136,259

      The cash equivalent amount of $21,076,000 at December 31, 2004 is included as part of cash and cash equivalents on the Company’s consolidated balance sheet.

7.	Accounts Receivable
      Accounts receivable consists of the following:

	December 31,

	2004	2003

	(In thousands)
Accounts receivable, related party	$—	$1
Unbilled accounts receivable, related party	16,243	11,151

	$16,243	$11,152

      Unbilled accounts receivable are revenues earned under collaborative agreements that have not been billed at December 31, 2004 and 2003. All related party billed and unbilled accounts receivable are due from Novartis.

8.	Property and Equipment
      Property and equipment consists of the following:

		December 31,

	Estimated	2004	2003
	Useful Life
	(Years)
		(In thousands)
Office equipment	5	$217	$64
Scientific equipment	7	3,175	2,185
Computer equipment and software	2	1,367	705
Office furniture	7	805	236
Trade show booths	2	49	49
Equipment under capital lease	*	30	67
Leasehold improvements	*	3,736	799
Construction-in-progress		591	1,815

		9,970	5,920
Less — accumulated depreciation and amortization		(3,165)	(1,854)

		$6,805	$4,066

*	Shorter of asset life or lease term.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1,304,000, $632,000 and $477,000, respectively. Construction-in-progress consists primarily of build-out costs of office and laboratory space.

9.	Investment
      In June 1998, the Company purchased 1,000,000 shares of Pharmasset, Ltd. The Company currently owns 500,000 shares with a cost basis of $500,000.

10.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2004	2003

	(In thousands)
Research and development contract costs	$8,064	$4,632
Settlement costs	—	2,000
License fees	1,000	2,000
Payroll and benefits	2,649	1,779
Professional fees	2,412	980
Unvested restricted stock	256	286
Other	919	637

	$15,300	$12,314

      Accrued license fees represent amounts owing to Microbiologica for the right to use certain manufacturing technology and patents (Note 22). Accrued settlement costs represent amounts owing to the UAB Research Foundation in connection with the settlement of litigation relating to ownership of certain patents and patent applications which were paid during the year ended December 31, 2004 (Note 16).

11.	Redeemable Convertible Preferred Stock
      In June 1998, the Company authorized and designated 12,413,793 shares of preferred stock as Series A redeemable convertible preferred stock (“Series A preferred stock”), and issued 12,413,793 shares of Series A preferred stock, at $1.00 per share, for proceeds of $12,283,000, net of issuance costs of $131,000. In August 1999, the Company authorized and designated 5,555,556 shares of preferred stock as Series B redeemable convertible preferred stock (“Series B preferred stock”), and issued 5,555,556 shares of Series B preferred stock, at $2.25 per share, for proceeds of $12,366,000, net of issuance costs of $134,000. In April 2001, the Company authorized and designated 9,939,394 shares of preferred stock as Series C redeemable convertible preferred stock (“Series C preferred stock”), and issued 7,676,769 shares of Series C preferred stock, at $4.95 per share, for proceeds of $37,756,000, net of issuance costs of $244,000. In June 2001, the Company issued an additional 1,212,121 shares of Series C preferred stock at $4.95 per share for gross proceeds of $6,000,000.
      The Company initially records redeemable convertible preferred stock at fair value at the date of issuance. Where the carrying amount of the redeemable convertible preferred stock is less than the redemption amount, the carrying amount is increased by periodic accretion so that the carrying amount will equal the redemption amount at the redemption date. The carrying amount is further periodically increased by amounts representing dividends payable under the redemption terms. Accretion of the Company’s redeemable

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
convertible preferred stock, including accretion of dividends, for the years ended December 31, 2004, 2003 and 2002, was as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Series A Preferred Stock	$—	$7,479	$23,697
Series B Preferred Stock	—	3,750	11,683
Series C Preferred Stock	—	17,845	23,785

	$—	$29,074	$59,165

      In connection with the purchase by Novartis in May 2003 of approximately 54% of the Company’s outstanding common stock, all of the Company’s preferred stock outstanding immediately prior to such acquisition converted to common stock. No amounts were paid relating to the redemption value of the Series A, Series B and Series C preferred stock or for dividends on the Series B preferred stock in accordance with their original terms. Holders of shares of Series C preferred stock did receive a dividend in the aggregate amount of approximately $17,700,000 which was paid in 1,537,725 shares of common stock. No cash amounts were paid relating to the redemption value of the preferred stock. There were no shares of preferred stock outstanding as of December 31, 2004 and 2003.
      Prior to the conversion of all of the outstanding shares of preferred stock in May 2003, the rights and privileges of the Series A, Series B and Series C preferred stockholders were as follows:
Redemption
      At any time on or after April 24, 2006, or the earlier occurrence of a triggering event (as defined in the Company’s Certificate of Incorporation, as amended and restated) holders of 10% or more shares of the preferred stock could cause the Company to redeem, in whole or in part, the then outstanding preferred stock. The redemption price per common share would be equal to the then current fair market value of the common stock plus, in the case of the Series C preferred stock, the Series C preference amount, in the case of the Series B preferred stock, the Series B preference amount and in the case of the Series A preferred stock, the Series A preference amount.
Voting
      Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which the preferred stock was convertible.
Dividends
      The Series C preferred stockholders were entitled to receive preferential cumulative dividends in cash at an annual rate of 8% compounded quarterly (the “Series C Cumulative Dividend”), if declared by the Company. The Series B preferred stockholders were entitled to receive preferential cumulative dividends in cash at the per annum rate of 7% per year (the “Series B Cumulative Dividend”), if declared by the Company unless the Series B preferred stock was converted in connection with a sale of the Company or an initial public offering of the Company’s common stock which satisfies specified requirements.
      If the preferred stockholders have not approved a transaction which results in either a sale of the Company or a change in control of a majority of the Company’s voting shares, the Series C preferred stockholders were entitled to receive a Series C preference amount ($4.95 per share), the Series C Cumulative Dividend plus any other declared but unpaid dividends. If, after payment is made to the Series C preferred stockholders, assets remain, the Series B preferred stockholders were entitled to receive a Series B

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preference amount ($2.25 per share), the Series B Cumulative Dividend plus any other declared but unpaid dividends and the Series A preferred stockholders were entitled to receive a Series A preference amount ($1.00 per share) plus declared but unpaid dividends.
Liquidation Preference
      In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the outstanding Series C preferred stockholders were entitled to receive, prior to and in preference to all other preferred and common stockholders, the Series C preference amount, any accrued but unpaid Series C Cumulative Dividends, plus any and all other declared but unpaid dividends. The Series B and Series A preferred stockholders were then entitled to receive the Series B and Series A preference amounts. If assets remain, the Series B preferred stockholders would then be entitled to receive all accrued but unpaid cumulative dividends. The Series B and Series A preferred stockholders would then be entitled to receive any other accrued but unpaid dividends. Finally, to the extent assets then remain, the preferred stockholders together with the common stockholders would be entitled to receive a ratable portion of the remaining assets.
Conversion
      All shares of preferred stock were convertible at the option of the holder into shares of common stock on a one-for-one basis adjustable for certain dilutive events. All outstanding shares of preferred stock would automatically convert into shares of common stock, on a one-for-one basis, as adjusted, upon the closing of a sale of the Company upon minimum terms or an initial public offering, which resulted in aggregate net proceeds to the Company in an amount equal to or greater than $40 million, a per share public offering price of equal to or greater than $9.90 and listing of the common stock on the NASDAQ National Market or a nationally recognized exchange. If the accrued dividend payable to the Series C preferred stockholders had not been declared and paid in cash, the accrued dividend payable would be included in an adjustment of the conversion ratio.

12.	Warrants
      The Company issued warrants during the year ended December 31, 2001 to purchase 5,333,332 shares of common stock, with an exercise price of $0.01 per share, in connection with the issuance and sale of the Series C preferred stock. The warrants were to become exercisable at the earliest of April 24, 2004, the expiration of any lock-up period to which the Company’s common stockholders became subject in connection with an initial public offering of common stock, or sale of the Company in which an independent third party acquired share capital of the Company possessing the voting power to elect a majority of the Company’s Board of Directors.
      Under the terms of the warrants, if the Company consummated a sale of the Company and an independent third party paid a purchase price of at least $9.90 per common share then all warrants then outstanding would terminate. In connection with the purchase by Novartis of shares of the Company’s common stock from substantially all of its then existing stockholders in May 2003, all of the Company’s warrants then outstanding were terminated.
      The Company determined the fair value of the warrants using the Black-Scholes option pricing model, adjusted for the possible reduction in the number of warrants pursuant to the terms of the warrant agreement, with the following assumptions: lives ranging from 6 to 13 years; a weighted average risk-free rate of 4.8% to 5.2%; expected dividend yield of zero; volatility of 94% and a deemed fair value of $4.00 per share of common stock. The fair value of the warrants was determined to be approximately $10,500,000. The gross proceeds of the sale of the Series C preferred stock, which totaled $44,000,000, was allocated between the Series C preferred stock and the warrants based on their relative fair values. The amount allocated to the warrants was approximately $8,477,000 and was recorded in equity as additional paid-in capital and as a discount on the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related Series C preferred stock. The discount was being accreted to the Series C preferred stock on a straight-line basis through the first redemption date of April 2006. The accretion ended upon the conversion of Series C preferred stock into common stock in May 2003 in connection with the Novartis transaction.

13.	Common Stock
      Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to preferential dividend rights of the Company’s outstanding preferred stockholders, if any.
      On March 26, 2004, the Board of Directors approved and on July 20, 2004 the stockholders approved an amendment to the Company’s restated certificate of incorporation increasing the authorized number of shares of the Company’s capital stock from 50,000,000 shares of common stock to 60,000,000 shares of common stock.

14.	Stockholder Agreements
      As of December 31, 2004, substantially all of the holders of the Company’s common stock prior to its initial public offering are party to a stockholders’ agreement. The terms of the stockholders’ agreement generally provide for registration rights in favor of certain stockholders, certain approval rights in favor of Novartis with respect to corporate actions that might be taken by the Company and preemptive rights and co-sale rights in favor of Novartis and, under certain circumstances, certain other stockholders.

15.	Equity Incentive Plans
      In May 1998, the Company adopted the 1998 Equity Incentive Plan, as amended ( “1998 Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock awards and stock appreciation rights. The Company initially reserved 1,468,966 shares of common stock for issuance pursuant to the 1998 Plan. The Company subsequently amended the 1998 Plan and reserved an additional 3,600,000 shares of common stock for issuance under the 1998 Plan.
      In July 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”). The 2004 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted and unrestricted stock awards for the purchase of an aggregate of 800,000 shares of common stock.
      The equity incentive plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of the Company at an exercise price per share of not less than the fair market value per share of common stock as determined by the Board of Directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company’s voting common stock) and with a term not to exceed ten years from date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine.
      The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine subject to the Company’s right to repurchase the underlying stock if the award terms and conditions are not satisfied.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity under the equity incentive plans:

	Number of	Number of	Weighted
	Options Available	Options	Average
	for Future Grant	Outstanding	Exercise Price

Outstanding, December 31, 2001	226,341	2,091,938	$1.58
Granted		1,321,000	4.24
Exercised		(828,510)	1.95
Cancelled		(19,490)	2.18

Outstanding, December 31, 2002	1,424,831	2,564,938	2.81
Granted		610,890	11.33
Exercised		(668,075)	1.75
Cancelled		(12,299)	5.25

Outstanding, December 31, 2003	826,240	2,495,454	5.17
Granted		930,900	12.95
Exercised		(210,646)	4.20
Cancelled		(53,918)	4.68

Outstanding, December 31, 2004	749,258	3,161,790	$7.50

Exercisable, December 31, 2002		729,988	$1.17

Exercisable, December 31, 2003		947,068	$2.96

Exercisable, December 31, 2004		1,509,531	$4.82

      The weighted average fair value of options granted at fair value during the years ended December 31, 2004, 2003 and 2002 was $14.81, $1.73 and $1.21 respectively. The weighted average fair value of options granted at less than fair value was $12.05, $1.77 and $9.45 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.10-2.00	732,938	5.7	$1.36	658,438	$1.43
3.00	651,409	7.1	3.00	361,916	3.00
4.00-8.50	288,921	7.9	7.81	139,411	7.71
11.50	563,347	8.8	11.50	198,083	11.50
12.05-17.63	925,175	9.3	12.96	151,683	12.49

$0.10-17.63	3,161,790	8.7	$7.50	1,509,531	$4.82

      During the years ended December 31, 2004, 2003 and 2002, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation of approximately $189,000, $80,000 and

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$9,150,000, respectively, representing the difference between the exercise price and the fair market value of the Company’s common stock on the date the stock options were granted.
      During the years ended December 31, 2004 and 2003, in connection with the grant of stock options to nonemployee consultants, the Company recorded deferred stock compensation of approximately $9,000 and $11,000, respectively. Deferred stock compensation was recorded based on the fair value of the options granted utilizing the Black-Scholes valuation method.
      During the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization of deferred stock compensation for all stock option grants of approximately $2,100,000, $4,663,000 and $3,091,000, respectively, and $1,987,000 remains unamortized at December 31, 2004.
      The employment agreement with the Company’s former Chief Financial Officer provided for accelerated vesting of all stock options granted subject to a change of control in the Company. The acquisition of a majority of the Company’s capital stock by Novartis in May 2003 resulted in the Company recording non-cash stock compensation of $2,378,000 which is included in the amortization of deferred stock compensation for the year ended December 31, 2003.
      During the years ended December 31, 2003 and 2002, the Company modified incentive stock option grants to provide for accelerated vesting for certain employees resulting in noncash stock compensation of $82,000 and $673,000, respectively.

16.	Commitments and Contingencies
Lease Arrangements
      The Company leases its facilities and certain equipment under noncancelable operating leases. The Company’s lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately $1,759,000, $1,037,000 and $840,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum payments under lease arrangements at December 31, 2004 are as follows:

Year Ending December 31,	Operating Leases

(In thousands)
2005	$1,357
2006	1,544
2007	1,868
2008	1,830
2009 and thereafter	12,207

Total	$18,806

      In October 2003, the Company entered into an operating lease commitment for space in Cambridge, Massachusetts to consolidate its headquarters and U.S. laboratory facilities in one location. Rent expense on this lease began in December 2003 when the Company commenced occupancy. The term of the lease is for ten years with expiry in December 2013. The lease agreement provided for a landlord allowance of $1,560,560 to be paid to the Company to finance a portion of these capital improvements. This landlord allowance was recorded as deferred rent which will be amortized as a reduction of rent over the ten-year lease term. The Company will recognize approximately $1,052,000 in rent expense per year over this lease term. The Company incurred approximately $2,200,000 in capital expenditures associated with leasehold and other improvements associated with the move to this new location. In connection with this operating lease commitment, a

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial bank issued a letter of credit in October 2003 for $750,000 collateralized by cash held with that bank. The letter of credit expires in December 2013.
      In December 2004, the Company entered into an offer to lease office and laboratory space in Montpellier, France. The Company expects to enter into a lease agreement on April 15, 2005 if all conditions precedent have been satisfied by the landlord as of such date. If the conditions are satisfied and the Company elects not to enter into the lease agreement, the Company will be liable for a payment to the landlord in the approximate amount of 0.5 million Euros ($0.6 million as of December 31, 2004). The term of the lease will be for a period of 12 years with expiry in April 2017. Expected payments under the lease agreement are included in the lease arrangements table listed above. The lease agreement will also include an option entitling the Company to purchase the building in which the leased space is located at any time after April 15, 2011 until the expiration of the lease term.
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
      As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF have any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company agreed to make a $2,000,000 payment to UABRF in May 2004, which was recorded as research and development expense in the year ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the U.S. or any of the U.K., France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relate to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

Hepatitis B Drug Candidates
      In addition to the Leave Period matter noted above, UABRF notified the Company in January 2004 and February 2005, that UABRF believes that patent applications which the Company has licensed from UABRF (Note 21) can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. The Company disagrees with UABRF’s assertion. If UABRF pursues such patent

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims, they could assert that the obligations of the Company arising under the license agreement with respect to licensed technology (including the amount and manner of payments due) are applicable to the Company’s intended use of telbivudine to treat hepatitis B (Note 21). The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. If UABRF’s position were to be upheld, and telbivudine was found to be covered by the agreement, the Company could be required to pay UABRF $15 million related to the upfront payment received from Novartis. In addition, the Company could have to pay future royalties to UABRF. The Company does not believe that it is probable that UABRF’s position will be upheld.
Indemnification
      The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development agreement. Under the Development Agreement and Stock Purchase Agreement, the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C drug candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the development agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes
      The components of income (loss) before income taxes and of income tax (benefit) expense for the years ending December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(In thousands)
Income (loss) before income taxes
U.S.	$(14,054)	$(26,306)	$(13,350)
Foreign	7,244	(15,390)	(24,967)

	$(6,810)	$(41,696)	$(38,317)

Income tax (benefit) expense
Current
Federal — U.S.	$(5)	$242	$(27)
State — U.S.	(1)	9	(22)
Foreign	(560)	(67)	43

	(566)	184	(6)
Deferred
Federal — U.S.	$—	$—	$27
State — U.S.	—	—	11
Foreign	—	—	7

	—	—	45

Total income tax (benefit) expense	$(566)	$184	$39

      The Company’s income tax expense consists of tax expense incurred by the Company and its U.S., French and Netherlands subsidiaries. The U.S. and French subsidiaries performed services for the Company and are reimbursed for these costs, plus a profit margin. Under current laws of the Cayman Islands, there are no income or other Cayman Island taxes payable by the Company, its Cayman Island subsidiary or the Company’s stockholders and therefore there are no Cayman Island loss carry forwards available to offset future taxes. Subsequent to the domestication of the Company to the U.S. in May 2002, losses incurred by the Company are shared between the Company and its Cayman subsidiary, with losses incurred in the U.S. available to offset future taxes.
      The components of the Company’s net deferred taxes were as follows at December 31:

	2004	2003

	(In thousands)
Depreciation	$(153)	$(42)
Deferred licensing income	7,360	9,561
Accrued expenses and other	2,528	1,600
Research and development credits	1,609	348
Alternative minimum tax credit	98	107
Net operating carryforwards	11,043	3,908
Valuation allowance	(22,485)	(15,482)

Deferred tax asset	$—	$—

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2004	2003	2002

Federal statutory rate benefit	(34)%	(34)%	(34)%
French Research tax credits	(8)	0	0
State tax benefit, net of federal benefit	0	0	(2)
Permanent items	27	9	1
Foreign rate differentials	(34)	9	23
Valuation allowance	41	17	12

Effective income tax rate	(8)%	1%	0%

      As of December 31, 2004, the Company had U.S. federal and state net operating loss carry forwards of approximately $23,840,000 which may be available to offset future federal and state income tax liabilities. The U.S. federal net operating loss carry forwards begin to expire in 2022 and the state net operating loss carry forwards begin to expire in 2007. The Company has foreign net operating loss carry forwards of $4,200,000 which have no expiration date. The Company also has federal and state research and development credits of approximately $1,200,000 and $409,000, respectively. The federal research and development credits begin to expire in 2022, and the state credits begin to expire in 2016.
      During the year ended December 31, 2003, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. The tax benefit associated with these option exercises is approximately $136,000 and has been included as a separate component of additional paid-in capital. Approximately $1,057,000 of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of disqualifying dispositions of incentive stock options, the tax benefit which, if realized, will be credited to additional paid-in capital.
      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carry forwards, deferred licensing income and research and development credit carry forwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $22,485,000 has been established at December 31, 2004.
      Due to the extent of international transactions in which the Company is engaged in, there is a risk that tax authorities in the U.S. or other jurisdictions in which the Company conducts business could challenge the nature of these transactions. Income taxes reflected in the financial statements of the Company reflect management’s best estimates of taxes payable and liabilities for tax contingencies that management believes are probable of occurring and which can be reasonably estimated. The ultimate resolution of tax matters is unpredictable and could result in tax liabilities that differ significantly than the amounts which have been provided by the Company.
      Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

18.	401(k) Savings Plan
      The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all U.S. employees of the Company who meet minimum age and service requirements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contributions to the 401(k) Plan may be made by the Company at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan through December 31, 2004.

19.	Related Party Transactions
      In connection with the development agreement entered into between the Company and Novartis, the Company has generated revenues from Novartis from license payments and reimbursements of certain research and development expenses in the amount of $95,004,000 and $33,327,000 for the years ended December 31, 2004 and 2003, respectively. All amounts included in accounts receivable-related party at December 31, 2004 and 2003 are due from Novartis. The Company also included $48,474,000 and $64,995,000 in deferred revenue as of December 31, 2004 and 2003, respectively, relating to license fees received from Novartis.
      One of the Company’s directors has been a partner in the law firm of Wilmer Cutler Pickering LLP since September 2001. Effective May 31, 2004, the law firm of Wilmer Cutler Pickering LLP combined with Hale and Dorr LLP to form Wilmer Cutler Pickering Hale and Dorr LLP, and this director is now a partner of the combined firm. Hale and Dorr LLP has provided legal services to the Company since the Company’s inception in 1998, and the Company is continuing to retain the services of Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. From the effective date of the combination through December 31, 2004, the Company incurred legal expenses of approximately $642,000 for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP. The compensation received by such director from Wilmer Cutler Pickering Hale and Dorr LLP does not include amounts attributable to fees paid by the Company to Wilmer Cutler Pickering Hale and Dorr LLP.

20.	Segment Reporting
      The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type.
      The following table presents total long-lived assets by geographic area as of December 31, 2004 and 2003:

	2004	2003

	(In thousands)
United States	$5,323	$3,404
Europe	1,982	1,162

	$7,305	$4,566

21.	Licensing Agreements
UAB Research Foundation
      In June 1998, the Company entered into an exclusive license agreement with UABRF pursuant to which the Company acquired the rights to use and commercialize, including by means of sublicense, certain technology and to make, use or sell licensed products. The agreement was subsequently amended in June 1998 and July 1999. In 1998, the Company made a nonrefundable $100,000 license fee payment to UABRF which was recorded as research and development expense.
      The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Of such amount, two-thirds is payable in cash and one-third is payable in shares of the Company’s common stock. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. The Company is required to reimburse UABRF for costs UABRF incurs in connection with the prosecution, maintenance and protection of patent applications and patents associated with the licensed technology. In January 2004 and February 2005, UABRF notified the Company that UABRF believes that patent applications which the Company has licensed from UABRF can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. The Company disagrees with UABRF’s assertion (Note 16).

22.	Collaborative Agreements and Contracts
Le Centre National de la Recherche Scientifique and L’Universite Montpellier II
      Effective January 1, 1999, the Company entered into a Cooperative Agreement with Le Centre National de la Recherche Scientifique (“CNRS”) and L’Universite Montpellier II (“University of Montpellier”) pursuant to which the Company acquired a license to certain antiviral technology. The Company is required to make royalty payments to the University of Montpellier upon commercialization of any products resulting from the licensed technology. The Company is also required to provide personnel and required to make payments to the University of Montpellier for supplies and improvement and use of the facilities. The term of this agreement extends through December 2006. The Company incurred expenses of approximately $187,000, $216,000 and $191,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with this agreement.
      In May 2003, the Company entered into an Amended and Restated Cooperative Agreement with CNRS, University of Montpellier and Novartis pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities and to assume the Company’s rights under the agreement if the agreement terminates due to an uncured breach of the agreement by the Company.
Universita di Cagliari
      In January 1999, the Company entered into a Cooperative Antiviral Research Activity Agreement with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari (“University of Cagliari”) pursuant to which the Company acquired an exclusive license to certain antiviral technology. The Company is required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. The Company is also required to provide personnel and to make payments to the University of Cagliari for services rendered by the University of Cagliari and for use of its facility. The term of this agreement extends through January 2007. The Company incurred expenses of approximately $181,000, $315,000 and $172,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with this agreement.
      In December 2000, the Company and University of Cagliari also entered into a License agreement pursuant to which the Company was granted an exclusive license under certain patent rights resulting from specified research activities.
      In May 2003, the Company, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities, and to assume the Company’s rights under the agreement if the agreement terminates due to an uncured breach of the agreement by the Company.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sumitomo Pharmaceuticals Co., Ltd.
      During the year ended December 31, 2001, the Company entered into collaborative agreements with Sumitomo, in connection with the development and commercialization in the territories of Japan, the People’s Republic of China (“China”), the Republic of China (“Taiwan”) and the Republic of Korea (“South Korea”) of telbivudine, a drug candidate intended for the treatment of hepatitis B infection. In connection with this arrangement, the Company and Sumitomo agreed to share certain direct third-party expenses of development of telbivudine. In exchange for the grant of rights to commercialize telbivudine, if successfully developed, in Japan, China, Taiwan and South Korea, Sumitomo agreed to pay the Company royalties on sales of telbivudine in such countries as well as additional amounts aggregating up to $46,000,000 related to license fees and achievement of certain developmental, regulatory and commercialization milestones. The Company received aggregate payments of $9,272,000 in connection with license fees and reimbursement of certain direct third-party expenses under this arrangement.
      In March 2003, the Company entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and as a result of this payment the Company reversed approximately $4,571,000 of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2004 and 2003 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.
Microbiologica Quimica E Farmaceutica Ltda
      In May 2003, the Company finalized an agreement with Microbiologica Quimica E Farmaceutica Ltda. (“Microbiologica”) in which Microbiologica granted to the Company a license to use certain of Microbiologica’s manufacturing technology and patents for the treatment of hepatitis B infection. The Company is obligated to pay Microbiologica $7,000,000 in total for this license. The Company is required to pay the license fee over a five-year period commencing in January 2004 with a payment of $2,000,000 and continuing each year thereafter through January 2009 with annual payments each in the amount of $1,000,000. Since the technology has not demonstrated feasibility and there was no alternative use for this technology, the net present value of these payments using an implied interest rate of 3.63% was approximately $6,300,000 and was recorded as research and development expense during the year ended December 31, 2003. The Company has a liability of $4,657,000 and $6,491,000 under this agreement as of December 31, 2004 and 2003, respectively.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
Date: March 17, 2005
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2005

/s/ David A. Arkowitz David A. Arkowitz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2005

/s/ Charlene Barshefsky Charlene Barshefsky	Director	March 17, 2005

/s/ Charles Cramb Charles Cramb	Director	March 17, 2005

/s/ Thomas Ebeling Thomas Ebeling	Director	March 17, 2005

/s/ Ansbert Gadicke Ansbert Gadicke	Director	March 17, 2005

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 17, 2005

/s/ Thomas Hodgson Thomas Hodgson	Director	March 17, 2005

/s/ Robert Pelzer Robert Pelzer	Director	March 17, 2005

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 17, 2005

Exhibit Index

				Incorporated by Reference to

Exhibit			Filed			Original
No.		Description	Herewith	Form	SEC Filing Date	Exhibit Number

3.1		Restated Certificate of Incorporation		S-1 File No. 333-111157	12/15/03	3.1
3.2		Certificate of Amendment of Restated Certificate of Incorporation		10-Q File No. 000-49839	8/26/2004	3.1
3.3		Amended and Restated By-Laws		10-Q File No. 000-49839	8/26/2004	3.2
4.1		Specimen Certificate evidencing the Common Stock, $.001 par value		S-1/Amendment 2 File No. 333-111157	1/27/2004	4.1
		Material contracts — real estate
10.1		Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust.		S-1 File No. 333-111157	12/15/2003	10.4
		Material contracts
10	.2+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by and among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG		S-1 File No. 333-111157	12/15/2003	10.14+
10	.3+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi.		S-1 File No. 333-111157	12/15/2003	10.15+
10	.4+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari		S-1 File No. 333-11157	12/15/2003	10.16+
10	.5+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari		S-1 File No. 333-11157	12/15/2003	10.17+
10	.6+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18+

				Incorporated by Reference to

Exhibit			Filed			Original
No.		Description	Herewith	Form	SEC Filing Date	Exhibit Number

10	.7+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18.1+
10.8		Collaborative Activities Agreement, dated March 22, 2004, by and between the Registrant and the University of Cagliari, as amended June 30, 2004 (English translation).		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18.2
10.9		Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement.		S-1 File No. 333-11157	12/15/2003	10.19
10.10		Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd		S-1 File No. 333-11157	12/15/2003	10.20
10	.11+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.		S-1 File No. 333-11157	12/15/2003	10.21+
10.12		Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.		S-1 File No. 333-11157	12/15/2003	10.22
10	.13+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.		S-1 File No. 333-11157	12/15/2003	10.23+
10	.14+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG.		S-1 File No. 333-11157	12/15/2003	10.25+
10	.15+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.24+

Incorporated by Reference to

Exhibit			Filed			Original
No.		Description	Herewith	Form	SEC Filing Date	Exhibit Number

10	.16+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	X
10.17		Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG.		S-1/Amendment 3 File No. 333-111157	7/6/2004	10.28
10	.18+	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999		S-1/Amendment 2 File No. 333-111157	1/27/2004	10.31+
10	.19+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant and the stockholders identified on the signature pages		S-1/Amendment 3 File No. 333-111157	7/6/2004	10.27+
10.20		Amended and Restated Stock Purchase Agreement, dated July 27, 2004, by and among the Registrant and the stockholders identified on the signature pages thereto	X
10.21		Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	X
10.22		Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	X
10.23		Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.		S-1 File No. 333-111157	12/15/2003	10.13

			Incorporated by Reference to

Exhibit		Filed			Original
No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number

10.24	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation.		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.34
	Material contracts — management contracts and compensatory plans
10.25	Amended and Restated 1998 Equity Incentive Plan		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.1
10.26	2004 Stock Incentive Plan		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.32
10.27	Non-Employee Directors Compensation Plan	X
10.28	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	X
10.29	Form of Nonqualifed Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	X
10.30	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi		S-1 File No. 333-111157	12/15/2003	10.5
10.31	Employment Agreement, dated May 8, 2003, by and between the Registrant and Andrea Corcoran		S-1 File No. 333-111157	12/15/2003	10.6
10.32	Employment Agreement, dated May 8, 2003, by and between the Registrant and James Egan		S-1 File No. 333-111157	12/15/2003	10.7
10.33	Employment Agreement, dated May 8, 2003, by and between the Registrant and Nathaniel Brown		S-1 File No. 333-111157	12/15/2003	10.8
10.34	Employment Agreement, dated July 28, 2003, by and between the Registrant and Guy Macdonald		S-1 File No. 333-111157	12/15/2003	10.10
10.35	Employment Agreement, dated December 1, 2003, by and between The Registrant and David Arkowitz		S-1 File No. 333-111157	12/15/2003	10.11
10.36	Employment Agreement dated November 2, 2004 by and between the Registrant and David Shlaes		10-Q File No. 000-49839	11/03/2004	10.20
	Additional Exhibits
21.1	Subsidiaries of the Company		S-1 File No. 333-111157	12/15/2003	21.1

Incorporated by Reference to

Exhibit		Filed			Original
No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission