Form 10-K/A
period 2004-12-31
IDENIX PHARMACEUTICALS INC
filed 2005-05-02
CIK 1093649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K
For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-0478605 (I.R.S. Employer Identification No.)

60 Hampshire Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)

Registrant’s telephone number, including area code:(617) 995-9800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the NASDAQ Stock Market on April 15, 2005, was approximately $233,369,538. For this purpose, shares of voting stock held by each executive officer, director and stockholder known to the registrant holding 5% or more of the registrant’s voting stock have been excluded in that such persons may be deemed to be affiliates.

     Number of shares outstanding of the registrant’s class of common stock as of April 15, 2005: 48,149,768 shares.

EXPLANATORY NOTE

          This Amendment No. 1 (this “Amendment”) on Form 10-K/A of Idenix Pharmaceuticals, Inc. (the “Registrant,” the “Company,” “Idenix,” “we,” or “us”) to the Registrant’s Annual Report on Form 10-K is being filed for the purposes of amending Items 10, 11, 12, 13 and 14 therein to include previously omitted information required to be set forth in Part III of Form 10-K. This Amendment is also being filed to amend Item 15 of Part IV of Form 10-K to reflect the filing of additional exhibits and the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

          Except for the inclusion of the information described above, this Amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 17, 2005 or modify or update other information or exhibits to the Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Directors, Executive Officers and Key Employees

     The following table sets forth information relating to the individuals who serve as our directors, executive officers and key employees as of April 15, 2005:

Name	Age	Position
Jean-Pierre Sommadossi, Ph.D.	49	President and Chief Executive Officer and Chairman of the Board of Directors
Charlene Barshefsky	54	Director
Charles W. Cramb(1)(2)	58	Director
Thomas Ebeling(2)	46	Director
Ansbert Gadicke, M.D.	47	Director and Vice Chairman of the Board of Directors
Wayne T. Hockmeyer, Ph.D.(1)(2)(3)	60	Director
Thomas R. Hodgson(1)(2)	63	Director
Robert E. Pelzer(3)	51	Director
Denise Pollard-Knight, Ph.D.	45	Director
David A. Arkowitz	43	Chief Financial Officer and Treasurer
Guy Macdonald	46	Executive Vice President, Operations
Nathaniel A. Brown, M.D.	57	Chief Medical Officer, Executive Vice President, Hepatitis Clinical Research
Andrea J. Corcoran	42	Executive Vice President, Legal and Administration, and Secretary
James J. Egan	54	Senior Vice President, Business and Corporate Development
Jean-Marc Allaire, M.D.	44	Vice President, European Affairs
Scot M. Barry	38	Vice President, Manufacturing
David Blanchard	50	Vice President, Financial Planning and Analysis
George C. Chao, Ph.D.	63	Vice President, Biostatistics and Data Management
Paul J. Fanning	47	Vice President, Human Resources
David J. Franklin	38	Vice President, Commercial Operations
David A. Hallinan, Ph.D.	51	Vice President, Regulatory Affairs
R. Christian Moreton, Ph.D.	56	Vice President, Pharmaceutical Sciences
David N. Standring, Ph.D.	54	Vice President, Biology
Richard Storer, Ph.D.	57	Vice President, Chemistry
Dereck Tait, M.D.	46	Vice President, Clinical Research

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

     Jean-Pierre Sommadossi, Ph.D. is the principal founder of Idenix and has served as the chairman of our board of directors since our inception in 1998 and as our president and chief executive officer since November 2000. During the period from November 1999 to November 2000, Dr. Sommadossi served as our executive president and chief scientific officer. Prior to taking a sabbatical and then unpaid leave from November 1999 to November 2002, Dr. Sommadossi served as a professor of pharmacology, toxicology and clinical pharmacology and associate director of both the Center for AIDS Research and the Liver Center, University of Alabama at Birmingham School of Medicine from June 1992 to November 2000. From 1996 to 1999, Dr. Sommadossi served on the Research Agenda Committee of the AIDS Clinical Trial Group. Dr. Sommadossi holds a Pharm.D. and Ph.D. in Pharmacology from the University of Marseilles in France.

     Ambassador Charlene Barshefsky has served as a director since June 2002. Ambassador Barshefsky joined the law firm of Wilmer Cutler Pickering in September 2001, where she is a senior international partner. Wilmer Cutler Pickering merged with Hale and Dorr LLP, counsel to us, in May 2004. From 1997 to 2001, Ambassador Barshefsky was the U.S. Trade Representative and served as a member of the Cabinet of former President Clinton, as the President’s principal trade policy advisor and as chief trade negotiator for the U.S. Prior to that time, Ambassador Barshefsky was a partner at the law firm of Steptoe & Johnson. In addition to her service on our board of directors, Ambassador Barshefsky is a director of the American Express Company, The Estée Lauder Companies Inc., Starwood Hotels & Resorts Worldwide, Inc. and Intel Corporation. Ambassador Barshefsky holds a B.A. from the University of Wisconsin and a J.D. from the Columbus School of Law at the Catholic University in Washington D.C.

     Charles W. Cramb has served as a director since October 2003. Mr. Cramb has served as the chief financial officer of The Gillette Company, a worldwide consumer products company, since July 1997. From July 1995 to July 1997, Mr. Cramb served as a corporate vice president and corporate controller of The Gillette Company. Mr. Cramb is a director and vice chairman of the Private Sector Council. He is also a member of the board of directors of Tenneco Automotive Inc. Mr. Cramb holds a B.A. from Dartmouth College and an M.B.A. from the University of Chicago.

     Thomas Ebeling has served as a director since May 2003. Mr. Ebeling joined the Novartis Group, a multinational group of companies specializing in the research, development, manufacture, sale and distribution of innovative healthcare products, in January 1998 as chief executive officer of Novartis Nutrition World Wide. After having served as chief executive officer of Novartis’ global nutrition operations, he became chief executive officer of Novartis Consumer Health World Wide, and then chief operating officer of the Novartis Pharmaceuticals Division. Mr. Ebeling was appointed chief executive officer of Novartis Pharmaceuticals Division in July 2000. Prior to joining Novartis, Mr. Ebeling served as general manager of Pepsi-Cola Germany, where he began his career in 1991 as marketing manager. Prior to working for Pepsi-Cola, Mr. Ebeling held several positions at Reemstma Germany from 1987 to 1991. Mr. Ebeling holds a degree in psychology from the University of Hamburg, Hamburg, Germany.

     Ansbert Gadicke, M.D. has served as a director since our inception in 1998. Since founding Medical Portfolio Management, LLC, or MPM, an investment management business specializing in the healthcare industry, in January 1992, Dr. Gadicke has served as chairman of its board of directors and president. Dr. Gadicke also serves as a member of the board of directors of Viacell, Inc. and various privately held companies. Prior to founding MPM, Dr. Gadicke was employed by the Boston Consulting Group. Dr. Gadicke has held research positions at the Whitehead Institute at Massachusetts Institute of Technology, Harvard University and the German Cancer Research Center. Dr. Gadicke holds an M.D. from J.W. Goethe University, Frankfurt, Germany.

     Wayne T. Hockmeyer, Ph.D. has served as a director since February 2002. Dr. Hockmeyer founded MedImmune, Inc., a biotechnology company, in April 1988 and served until October 2000 as the chief executive officer of MedImmune. In October 2000, Dr. Hockmeyer relinquished his position as chief executive officer and now serves as chairman of the board of directors, MedImmune, Inc. and president of MedImmune Ventures, Inc., a wholly-owned subsidiary of MedImmune, Inc. Dr. Hockmeyer also serves as a director of Advancis Pharmaceutical Corporation, GenVec, Inc., and TolerRx, Inc. Dr. Hockmeyer was recognized, in 1998, by the University of Florida as a Distinguished Alumnus and in 2002 was awarded a Doctor of Science honoris causa from Purdue University. Dr. Hockmeyer holds a B.S. from Purdue University and a Ph.D. from the University of Florida.

     Thomas R. Hodgson has served as a director since February 2002. Since January 1999, Mr. Hodgson has engaged in private investing activities. From September 1990 to January 1999, Mr. Hodgson served as the president and chief operating officer of Abbott Laboratories. From 1983 to 1990, Mr. Hodgson served as the president of Abbott International and from 1978 to 1983, Mr. Hodgson served as the president of the Hospital Products Division of Abbott Laboratories. Mr. Hodgson is a director of The St. Paul Travelers Inc. and Intermune, Inc. Mr. Hodgson holds a B.S. from Purdue University, an M.S. from the University of Michigan, an M.B.A. from Harvard Business School and an honorary doctorate degree in engineering awarded by Purdue University.

     Robert Pelzer has served as a director since May 2003. Mr. Pelzer is general counsel of Novartis Pharmaceuticals Division. Prior to this appointment at Novartis in March 2002, Mr. Pelzer was general counsel at DuPont Pharmaceuticals Company from 1998 to December 2001. Prior to that time, Mr. Pelzer held various positions with The DuPont Company. Mr. Pelzer started his legal career at the law firm of MacKimmie Matthews in Calgary, Alberta. Mr. Pelzer holds degrees in Commerce and in Law from the University of Alberta. He is admitted as Barrister and Solicitor in the Province of Alberta, Canada, and as Solicitor in England and Wales.

     Denise Pollard-Knight, Ph.D. has served as a director since May 2003. Since April 2004, Dr. Pollard-Knight has served as head of Nomura Phase4 Ventures, an affiliate of Nomura International plc. From January 1999 to March 2004, Dr. Pollard-Knight served as head of Healthcare Private Equity at Nomura International plc, a leading Japanese financial institution. Prior to joining Nomura, Dr. Pollard-Knight was a member of Rothschild Asset Management Ltd., an investment management firm, from January 1997 to January 1999. Dr. Pollard-Knight is also a director of Viacell, Inc. and several privately held companies. Dr. Pollard-Knight held several research and development management positions at Amersham-Pharmacia and Fisons plc. Dr. Pollard-Knight holds a Ph.D. and BSc (Hons) from the University of Birmingham in England. Dr. Pollard-Knight completed postdoctorate work as a Fulbright Scholar at the University of California, Berkeley.

     David A. Arkowitz has served as our chief financial officer since December 2003 and as treasurer since January 2004. Prior to joining Idenix, Mr. Arkowitz was with Merck & Co., Inc., a pharmaceutical company, where he served as vice president and controller of the U.S. sales and marketing division from September 2002 to December 2003, controller of the global research and development division from April 2000 to September 2002, and as vice president finance and business development of Merck’s Canadian subsidiary from July 1997 to April 2000. Mr. Arkowitz holds an M.B.A. from Columbia University and a B.A. from Brandeis University.

     Guy Macdonald has served as executive vice president, operations since September 2003. Prior to joining Idenix, Mr. Macdonald was with Merck & Co., Inc., a pharmaceutical company, from November 1981 to August 2003, most recently as vice president, anti-infectives. During his tenure at Merck, Mr. Macdonald directed the launch of five anti-infective products and led global business strategy for Merck’s HIV franchise. Mr. Macdonald holds a B.S. from the University of Dundee, Scotland.

     Nathaniel Brown, M.D. has served as our chief medical officer since September 2003 and as our executive vice president, clinical research since September 2004, previously serving as our senior vice president, hepatitis clinical research from January 2001 to September 2004. From September 1994 to January 2001, Dr. Brown served as principal clinical program head, hepatitis clinical research and as director, clinical and scientific affairs for GlaxoSmithKline plc, a pharmaceutical company. Dr. Brown served as section head, opportunistic infections for Burroughs Wellcome Co., a pharmaceutical company, from May 1989 to September 1994. Dr. Brown was the first recipient of the Hepatitis B Foundation’s Distinguished Leadership Award in 1997. He has held appointments as assistant professor at UCLA School of Medicine and associate professor at Cornell University Medical College. Dr. Brown holds an M.D. from Georgetown University School of Medicine and completed post-graduate clinical and research training at The New York Hospital-Cornell Medical Center and Yale University School of Medicine.

     Andrea J. Corcoran has served as our executive vice president, legal and administration, since February 2004 and as senior vice president, legal and administration from June 2001 until February 2004. From September 2000 until May 2003, Ms. Corcoran served as a director. Ms. Corcoran has served as our secretary since May 2000. From December 1999 to June 2001, Ms. Corcoran served as our vice president, legal and administration, and from December 1998 to December 1999 as our general counsel and administration. Prior to joining Idenix, Ms. Corcoran was associated with the law firm Kelley Drye & Warren LLP from June 1996 to September 1998 and with the law firm Edwards & Angell LLP from July 1990 to June 1996. Ms. Corcoran holds a J.D. from Boston College Law School and a B.S. from Providence College.

     James J. Egan has served as our senior vice president, business and corporate development since June 2001. From April 2000 to June 2001, Mr. Egan served as a consultant to us. From June 2000 to June 2001, Mr. Egan served as chief executive officer of NeuronZ Limited, a biomedical company. From October 1993 to June 2000, Mr. Egan served as senior director, global licensing, business development, mergers and acquisitions with G.D. Searle & Co., a subsidiary of Monsanto Company, a life sciences company. Before joining G.D. Searle, Mr. Egan was division counsel, international operations at Abbott Laboratories, a pharmaceutical company. Mr. Egan holds a J.D. from the University of Santa Clara School of Law and a B.S. from Georgetown University.

     Jean-Marc Allaire, M.D. has served as our vice president, European operations since November 2002, and he served as senior director, European operations from October 2000 to November 2002. Prior to joining Idenix, Dr. Allaire served as science and technology attaché at the embassy of France in Washington D.C. from September 1999 to September 2000. From 1995 to 1999, Dr. Allaire served as the therapeutic division director, clinical research at the Institut de Recherche Pierre Fabre in Paris, France. Dr. Allaire holds an M.D. from the Medical School of Paris, Paris, France and completed additional graduate work at the Institut Pasteur in Paris, France.

     Scot M. Barry has served as our vice president, manufacturing since March 2002. From June 2001 to February 2002, Mr. Barry served as our senior director, pharmaceutics. Prior to joining Idenix, Mr. Barry served from January 2001 to June 2001 as director of business development and as a business development manager from June 2000 to December 2000 at Ricerca Biosciences, LLC, a drug manufacturing company. Mr. Barry previously served as a scientific advisor, process development and production from June 1998 to June 2000 and as a pilot plant production supervisor from January 1994 to June 1998 at Pharm-Eco Laboratories, Inc., a drug manufacturing company. Mr. Barry holds an M.S. from the University of Massachusetts-Amherst and a B.S. from Southeastern Massachusetts University.

     David Blanchard has served as our vice president, financial planning and analysis since December 2004. From September 2004 to December 2004, Mr. Blanchard served as our executive director, financial planning and analysis, and from December 2000 to September 2004, as our corporate controller. Prior to joining Idenix, Mr. Blanchard served as controller for Hope Webbing Company, a privately held fabric manufacturer, from 1998 to 2000. Mr. Blanchard previously served as manager of budgets and forecast at The Foxboro Company from 1996 to 1998. Mr. Blanchard holds an M.B.A. and BSBA from Nichols College.

     George C. Chao, Ph.D. has served as our vice president, biostatistics and data management since January 2002. Prior to joining Idenix, Dr. Chao served as vice president, biometrics and data management at DuPont Pharmaceuticals, Inc., a pharmaceutical company, from December 1984 to December 2001. Dr. Chao holds a Ph.D. in Statistics and an M.S. in Experimental Statistics from North Carolina State University and a B.S. in Agricultural Engineering from the National Taiwan University.

     Paul J. Fanning has served as our vice president, human resources since March 2004. Prior to joining Idenix, Mr. Fanning was employed by The Foxboro Company and its affiliates from 1984 to 2004, most recently as vice president, human resources at Invensys Process Systems from 2000 to 2004 and from 1998 to 2000 as vice president, human resources, Invensys Process Automation. Mr. Fanning holds an M.B.A. from Babson College and a B.S. from the University of Massachusetts.

     David J. Franklin has served as our vice president, commercial operations since September 2001. Mr. Franklin has held positions of increasing responsibility since joining Idenix in 1998. Prior to joining Idenix, Mr. Franklin served as product manager, and sales analysis manager for HIV Products for Bristol-Myers Squibb Company, a pharmaceutical and related healthcare products company, from December 1991 to September 1998. Mr. Franklin holds a B.A. from Gettysburg College.

     David A. Hallinan, Ph.D. has served as our vice president, regulatory affairs since September 2000. From February 1993 to August 2000, Dr. Hallinan served in several capacities, most recently as vice president, worldwide regulatory affairs department at Parexel International Corporation, a contract pharmaceutical outsourcing organization. From May 1990 to November 1992, Dr. Hallinan served as associate director, regulatory affairs at G.H. Besselaar Associates, a contract pharmaceutical research company. Dr. Hallinan holds a Ph.D. in Pharmacology from University College, Dublin, Ireland.

     R. Christian Moreton, Ph.D. has served as our vice president, pharmaceutical sciences since August 2002. Prior to joining Idenix, Dr. Moreton served as vice president, research and development at Genpharm Inc. from May 2001 to February 2002. Prior to that time, he was with Penwest Pharmaceuticals Co. from February 1995 until May 2002, most recently as the senior director of technical operations. Dr. Moreton holds a B.A. in Pharmaceuticals from the University of Nottingham and an M.S. in Pharmaceutical Analysis from the University of Strathclyde and a Ph.D. from the University of Wales.

     David N. Standring, Ph.D. has served as our vice president, biology since March 2002 and he served as our executive director of biology from September 2000 to March 2002. Prior to joining Idenix, Dr. Standring served from July 1999 to June 2000 as associate director, and from February 1998 to July 2000, Dr. Standring served as research fellow and then as associate director, virology department at Schering-Plough Research Institute, a division of Schering Plough Corporation, a pharmaceutical company. From November 1994 to January 1998, Dr. Standring served as group leader, hepatitis, virology department at Bristol-Myers Squibb Research Institute. From 1984 to 1994, Dr. Standring was on the faculty of the University of California at San Francisco. Dr. Standring holds a B.S. from St. John’s College, Oxford University and a Ph.D. in Bioorganic Chemistry from Harvard University.

     Richard Storer, Ph.D. has served as our vice president, chemistry since March 2002. From November 2001 to March 2002, Dr. Storer served as our executive director, chemistry. Prior to joining Idenix, Dr. Storer served as director of chemistry at BioChem Pharma Inc., a biopharmaceutical company, from August 1997 to August 2001. From 1996 to 1997, Dr. Storer served as head of the combinatorial medicinal chemistry research unit and as research manager from 1988 to 1996 at GlaxoWellcome, a pharmaceutical company. Dr. Storer is a co-recipient of the 1996 Canadian Prix Galien for the discovery of 3TC. Dr. Storer is a visiting professor at the University of Sussex and a fellow of the Royal Society of Chemistry (U.K.). Dr. Storer holds a Ph.D. in Synthetic Organic Chemistry from the University of Sussex and a B.S. from the University of Sussex.

     Dereck Tait, M.D. has served as our vice president, clinical research since October 2004. Prior to joining Idenix, Dr. Tait served as clinical director at GlaxoSmithKline plc from December 2001 to October 2004 and as medical adviser and senior clinical program head from February 1995 to December 2001. Dr. Tait obtained his medical qualifications from the University of Pretoria, Pretoria, South Africa and has held postgraduate posts in clinical virology at the Royal Postgraduate Medical School at Hammersmith Hospital, London, UK and at the University of Natal at King Edward VIII Hospital in South Africa.

     There are no family relationships among any of our directors or executive officers. Each of our executive officers devotes his or her full time to our affairs.

          Each of our executive officers, other than our chief financial officer, is elected or appointed by, and serves at the discretion of, the board of directors. Until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his duties, we are required to terminate the employment of our chief financial officer.

Stockholders’ Agreement

          Pursuant to the terms of our amended and restated stockholders’ agreement, dated as of July 27, 2004, among us, Novartis and certain of our stockholders, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In addition, the stockholders’ agreement further provides that for so long as any designee of Novartis serves on our board of directors, a Novartis director designee is entitled to be a member of each committee of our board of directors. If such membership is barred by applicable law, rule or regulation, Novartis is entitled to designate one non-voting observer to any such committee. For a description of our relationship with Novartis and a more detailed description of the terms of the stockholders’ agreement, please refer to “Business — Collaborations — Relationship with Novartis” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely on our review of copies of Section 16(a) reports provided to us by the persons required to file such reports and written representations made to us by such persons, we believe that during 2004 all filings required to be made by our officers, directors and holders of more than 10% of our common stock were timely made in accordance with the Section 16(a) filing requirements.

Code of Ethics

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

Audit Committee

          The Audit Committee of our Board currently consists of Dr. Hockmeyer and Messrs. Cramb and Hodgson. The Board has determined that each member of the Audit Committee is independent as defined under the rules of the Nasdaq Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Board has also determined that Mr. Cramb is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Item 11. Executive Compensation

Compensation of Directors

     Our non-employee directors receive a combination of cash and equity compensation for their service on our board of directors. In addition, members of our board are also eligible for reimbursement of expenses incurred in connection with attendance at board and committee meetings and related activities in accordance with Idenix policy. Our employee directors do not receive any additional remuneration for their service on our board.

     None of Drs. Pollard-Knight or Gadicke or our directors who are employees of Novartis and its affiliates, namely Messrs. Ebeling and Pelzer, receive any cash or equity compensation for service on our board or any of its committees. Additionally, directors affiliated with Novartis are not reimbursed for any expenses incurred in connection with their service on our board of directors.

     The following table describes Idenix’s compensation practices for non-employee directors, other than the non-employee directors noted above, during 2004 and 2005:

		Non-Employee Director Compensation
			Options to purchase common stock (1)
	Year	Cash Retainer	Initial		Annual
Board Member	2005	$30,000	15,000	(2)	20,000	(3)
	2004	30,000	20,000	(4)	10,000	(5)

Committee Chair	2005	5,000	—		—
	2004	5,000	—		—

(1)	The exercise price of these options is equal to the fair market value of our common stock on the date of grant as reported by NASDAQ. Each option terminates on the earlier of ten years from the date of grant or 90 days after the optionee ceases to serve as a director, except in the case of death or disability, in which event the option terminates one year from the date of the director’s death or disability.

(2)	Each non-employee director is entitled to receive an award of stock options upon his or her election or appointment to our board of directors. The number of options to be awarded to new directors who are appointed to the Board at times other than immediately after the annual meeting of stockholders will be prorated for the period of service between date of appointment and the annual meeting. The options vest in 12 monthly equal installments from the date of grant.

(3)	Each non-employee director is entitled to receive at each year’s annual meeting after which he or she continues to serve as a director, an additional option grant of 10,000 shares. The annual option grant vests in 12 equal monthly installments from the date of grant.

(4)	No initial option grants were made in 2004.

(5)	The annual grant was awarded only to Mr. Cramb who began his service as a director in 2003. Our other non-employee directors, Ambassador Barshefsky, Dr. Hockmeyer and Mr. Hodgson, each of whom began their service as directors prior to 2003 were not entitled to receive annual equity awards until their third anniversary of service commencement.

Executive Compensation

     The following table shows, for the years ended December 31, 2004, 2003 and 2002, the compensation awarded or paid to, or earned by, our Chief Executive Officer and our other most highly compensated executive officers and one former executive officer. We refer to this group as our named executive officers.

Summary Compensation Table

							Long Term
		Annual Compensation					Compensation
							Shares
	Year Ended				Other Annual		Underlying	All Other
Name and Principal Position	December 31,	Salary	Bonus(1)		Compensation		Options($)(2)	Compensation
Jean-Pierre Sommadossi	2004	$421,383	$225,000		$64,694	(3)	100,000	—
Chairman of the Board of Directors,	2003	381,600	600,000	(4)	—			—
President and Chief	2002	323,500	150,000		131,450	(3)	100,000	—
Executive Officer							100,000	—

David A. Arkowitz (5)	2004	290,000	120,000		62,937	(3)	30,000	—
Chief Financial Officer and	2003	18,528	200,000	(6)				—
Treasurer	2002	—	—		—		175,000	—

Nathaniel A. Brown	2004	260,836	100,000		21,439	(7)	30,000	—
Executive Vice President, Clinical	2003	251,114	80,000		21,346	(7)		—
Research, and Chief Medical Officer	2002	238,084	—		20,991	(7)	5,000	—

Guy Macdonald (8)	2004	290,000	110,000		27,685	(3)	30,000	3,442	(9)
Executive Vice	2003	95,861	300,000	(10)	31,853	(3)	175,000
President,	2002	—	—		—			—

Andrea J. Corcoran	2004	257,400	85,000		—		30,000	—
Executive Vice President, Legal and	2003	228,795	100,000		—			—
Administration, and Secretary	2002	216,923			—		5,000	—

David M. Shlaes (11)	2004	263,000	131,666	(12)	—		30,000	—
Senior Fellow	2003	275,600	85,000		—			—
	2002	144,300	76,667		92,685	(3)	230,000	—

(1)	Bonus amounts for the year indicated are paid in February of the immediately following year. Amounts paid are determined based on the Compensation Committee’s review of corporate performance and individual achievements for the relevant year.

(2)	We have not granted any stock appreciation rights, made any long-term incentive plan awards or made any restricted stock grants to any executive officer, including the named executive officers, or any other employee during the periods covered.

(3)	Represents amounts paid for reimbursement of relocation expenses, including amounts required to be paid to gross up such expenses for tax purposes.

(4)	Includes $400,000 bonus received upon consummation of our collaboration with Novartis.

(5)	Mr. Arkowitz became an executive officer in December 2003.

(6)	Consists of $200,000 sign-on bonus.

(7)	Represents forgiveness of principal and interest on $60,000 relocation loan.

(8)	Mr. Macdonald became an executive officer in September 2003.

(9)	Represents supplemental life insurance premium paid by the company.

(10)	Includes $200,000 sign-on bonus.

(11)	Dr. Shlaes resigned from his position as an executive officer effective November 2, 2004.

(12)	Includes current year installment in the amount of $66,667 of sign-on bonus awarded at employment commencement.

Stock Option Grants and Exercises

     In 2004, we granted both incentive stock options and nonstatutory stock options to our officers. The following tables show, for the year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by our named executive officers:

Option Grants in Last Fiscal Year

	Individual Grants
		% of Total			Potential Realizable Value
	Shares	Options			at Assumed Annual Rates of
	Underlying	Granted to	Exercise		Stock Price Appreciation
	Options	Employees in	Price Per	Expiration	for Option Term(4)
Name	Granted(1)	2004(2)	Share(3)	Date	5%	10%
Jena-Pierre Sommadossi	100,000	10.74%	$12.05	2/01/14	$757,818	$1,920,460
David A. Arkowitz	30,000	3.22%	$12.05	2/01/14	$227,345	$576,138
Nathaniel A. Brown	30,000	3.22%	$12.05	2/01/14	$227,345	$576,138
Guy Macdonald	30,000	3.22%	$12.05	2/01/14	$227,345	$576,138
Andrea J. Corcoran	30,000	3.22%	$12.05	2/01/14	$227,345	$576,138
David M. Shlaes	30,000	3.22%	$12.05	2/01/14	$227,345	$576,138

(1)	The terms of such options, which were granted in February 2004, are substantially consistent with those of options granted to other employees under the Idenix Pharmaceuticals, Inc. 1998 Equity Incentive Plan, as amended, which we refer to as our 1998 Plan. The options were immediately exercisable for restricted stock. For all persons other than Dr. Sommadossi, our right of repurchase and other restrictions lapse ratably over a period of 48 successive months beginning in the month of option grant. For Dr. Sommadossi, our right of repurchase and other restrictions lapse with respect to 25% of the total award on the first anniversary of option grant and with respect to the remaining 75% of the total award over a period of 48 successive months.

(2)	Based on options to purchase 930,900 shares of common stock granted to employees, including executive officers, for the year ended December 31, 2004.

(3)	The exercise price per share represents the fair market value of our common stock on the grant date as reported by NASDAQ.

(4)	The potential realizable value is based on the term of the option at the date of the grant, which is ten years. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. Actual gains, if any, are dependent on the actual future performance of our common stock and the timing of exercise and sale transactions by the holder. These numbers are based on the SEC requirements and do not reflect our projection or estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Shares of Common Stock
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired	Value	December 31, 2004(2)		December 31, 2004(3)
	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jean-Pierre Sommadossi	43,750	$161,875	10,417	145,833	$91,670	$928,330
David A. Arkowitz	—	$—	54,271	150,729	$310,991	$861,509
Nathaniel A. Brown	—	$—	126,458	70,417	$1,848,112	$830,076
Guy Macdonald	—	$—	65,208	139,792	$374,425	$798,075
Andrea J. Corcoran	—	$—	95,292	38,021	$1,373,167	$252,491
David M. Shlaes	—	$—	111,645	137,917	$1,519,411	$1,750,326

(1)	Represents the aggregate fair value of the shares of our common stock acquired (based on the average open and close price reported on the dates of exercise by NASDAQ less the exercise price).

(2)	Each of these options is immediately exercisable on the date of grant for shares of restricted common stock which are subject to vesting over time. The term “exercisable” in this column reflects such portion of the option that, if exercised, would be exercisable for fully vested shares.

(3)	Represents the fair value of the option based on the fair value of Idenix’s common stock at December 31, 2004 ($17.30 based on the average open and close price reported by NASDAQ), less the exercise price.

Employment Agreements

     We have entered into employment agreements with each of Drs. Sommadossi and Brown, Messrs. Arkowitz and Macdonald and Ms. Corcoran.

     The terms of employment under these agreements, subject to earlier termination, runs to May 2008 for Drs. Sommadossi and Brown and Ms. Corcoran and to September and December 2006, respectively, for Messrs. Macdonald and Arkowitz. The agreements are automatically renewable after the initial term for successive one-year periods unless either party gives written notice to the other 90 days, or in the case of Mr. Arkowitz 120 days prior to the expiration of the term.

     The employment agreements for each officer provide base salary in an amount annually reviewable for increase, but not decrease, at the discretion of our board of directors or a committee of the board of directors. The employment agreements also entitle each officer to receive an annual cash performance bonus in an amount that is expressed as percentage of base salary if the board of directors in its discretion determines that such officer has achieved or surpassed performance goals established by the board of directors in consultation with our management. The minimum target bonus percentages for each officer are set forth in each officer’s employment agreement. For Dr. Sommadossi, the minimum target percentage is 40% of base salary and for each other officer the minimum target percentage is 30% of base salary. Each officer is also eligible to participate in any of our equity incentive programs and has the opportunity, subject to approval of the board of directors, to be awarded annually an option to purchase shares of our common stock which vest over a four year period (except for awards granted to Dr. Sommadossi which vest over a five year period). Effective as of January 1, 2005, the current base salaries, the target bonus amount and target option award for 2005 are set forth below for each named executive officer:

	2005
		Target Bonus as a %
Officer	Base Salary	of Base Salary	Target Option Award
Jean-Pierre Sommadossi	$475,000	60%	150,000
David Arkowitz	298,700	40	30,000
Nathaniel Brown	298,700	40	30,000
Andrea Corcoran	267,800	35	30,000
Guy Macdonald	298,700	40	30,000

     The employment agreements include provisions that are effective upon termination of the employment of the officer in certain circumstances. In the event that we terminate an officer’s employment without cause, or if the officer terminates his employment for good reason:

•	the officer is entitled to receive:

➢	a lump-sum severance payment equal to one times his base salary (two times his base salary in the case of Dr. Sommadossi); and

➢	the greater of such officer’s current year target bonus amount or the bonus such officer earned for the year preceding the year in which the termination occurs; and

•	all of outstanding equity awards held by the officer as of the time of termination will become immediately vested and exercisable.

          Additionally, in the case of Messrs. Macdonald and Arkowitz, if we elect not to extend such officer’s employment beyond its initial term, expiring in each case in 2006, the option to purchase 175,000 shares of our common stock awarded to each of Messrs. Macdonald and Arkowitz at the commencement of his employment will become immediately vested and exercisable for a period of 15 months following the date of employment termination.

          In the event an officer’s employment terminates as described above or due to disability or death, the officer or such officer’s estate, is entitled to receive a pro rata share of the officer’s annual performance bonus and equity option award, continued medical, dental and life insurance coverage for himself and eligible dependents for up to 12 months after termination (24 months in the case of Dr. Sommadossi) and all outstanding equity awards held by the officer as of the time of such death or disability will become immediately vested and exercisable. In the event of disability, each officer is entitled to an additional payment of 60% of his base salary per year until he reaches age 65. Additionally, Dr. Sommadossi is entitled to life and disability insurance benefits payable in the amount of $2 million in event of his death or disability and Mr. Macdonald is entitled to life insurance benefits payable in the amount of $1 million in event of his death. In the event that Mr. Arkowitz’ employment terminates due to death or disability, all of his outstanding equity awards will become immediately vested and exercisable for a period of two years following the date of employment termination. Further, in the event of employment termination as a result of either death or the occurrence of death within 6 months after employment termination as a result of the condition which necessitated such termination, Mr. Arkowitz’s estate is entitled to a payment equal to one-half of his termination payment.

     If, within one year following a change in control of Idenix, we terminate an officer’s employment without cause or if such officer terminates their employment for good reason, the officer is entitled to an additional lump-sum payment in an amount equal to:

•	such officer’s base salary; and

•	the greater of such officer’s target bonus amount or the bonus earned in the year preceding the year in which the termination occurs.

          We have also agreed to compensate each officer for excise taxes and associated penalties imposed by Section 4999 of the Internal Revenue Code by paying gross-up amounts on any applicable benefits such officer receives under their respective employment agreement.

     The employment agreement Drs. Sommadossi and Brown and Ms. Corcoran have entered into include restrictive covenants prohibiting the sale, transfer or disposition of more than 50% of the Idenix capital stock owned by such officer on May 8, 2003, plus shares of common stock such officer acquires upon exercise of stock options outstanding as of that date, until May 8, 2008, unless:

•	the officer’s employment is terminated without cause;

•	the officer resigns for good reason; or

•	the employment termination is a result of the officer’s death or disability.

     In connection with the commencement of their employment with Idenix in 2003, each of Messrs. Macdonald and Arkowitz received a $200,000 sign-on bonus. These sign-on bonuses are repayable in part if the employment of such officer is terminated, in the case of Mr. Macdonald prior to September 2, 2005, and in the case of Mr. Arkowitz, prior to December 1, 2005, other than by us without cause, by the officer for good reason or as a result of death or disability. Additionally, to facilitate their relocation to the Cambridge, Massachusetts area, we agreed to reimburse both officers for their respective expenses incurred in connection with their relocation to Massachusetts, including up to $25,000 in relocation expenses, up to 6% of real estate commissions incurred, 90 days temporary housing, and such amounts required to gross up these expenses for tax purposes. In 2004, for relocation expenses Mr. Macdonald was reimbursed $16,127 and Mr. Arkowitz was reimbursed $36,985.

          Effective November 2, 2004, Dr. Shlaes left the office of executive vice president, research and development, and became a senior fellow. Dr. Shlaes remained a full time employee through December 31, 2004 and became a part time employee on January 1, 2005. Under the terms of his employment agreement, Dr. Shlaes will receive an annual base salary of $200,000 during the employment term that runs to June 30, 2005. The employment term may be extended upon mutual agreement of the Company and Dr. Shlaes. In addition, Dr. Shlaes received a bonus in the amount of $65,000 for services rendered in 2004. If Dr. Shlaes continues his employment until June 30, 2005, he will also receive a payment, which is referred to as the retention bonus, in the amount of $66,667 representing the final installment of a bonus awarded to Dr. Shlaes in 2002.

          If we terminate Dr. Shlaes’ employment without cause during the employment period, Dr. Shlaes will be entitled to receive a lump-sum payment in an amount equal to: (i) his base salary through the expiration of the initial employment term, (ii) the retention bonus; and (iii) the target bonus in the amount of $82,950 or such lesser portion thereof as the board of directors in its discretion has determined was earned.

          Additionally, if Dr. Shlaes’ employment is terminated due to death or disability or we terminate Dr. Shlaes’ employment without cause during the employment period, Dr. Shlaes, or his estate, is entitled to receive continued medical, dental and life insurance coverage for himself and eligible dependents for up to 12 months after termination, and all of his outstanding equity awards which would have become vested on or prior to June 30, 2005, will become immediately vested and exercisable. In the event of disability, Dr. Shlaes is also entitled to receive until June 30, 2005, payments aggregating 60% of his base salary.

          The employment agreement includes restrictive covenants prohibiting the sale, transfer or disposition of more than 50% of the shares of Idenix common stock Dr. Shlaes may acquire upon exercise of stock options outstanding as of May 9, 2003 until the termination of the employment period unless: (i) we terminate Dr. Shlaes’ employment without cause; or (ii) the employment termination is a result of Dr. Shlaes’ death or disability.

Compensation Committee Interlocks and Insider Participation

          The members of the compensation committee of our board of directors are Dr. Hockmeyer and Messrs. Cramb, Ebeling and Hodgson. No member of the compensation committee was at any time during 2004, or formerly, an officer or employee of Idenix or any subsidiary of Idenix. Mr. Ebeling serves on the compensation committee as a designee of Novartis pursuant to the terms of our stockholders’ agreement. No other member of the compensation committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

          None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the ownership of our common stock as of March 31, 2005 by:

•	each of our directors and the named executive officers;

•	each person or group of affiliated persons known to us to be the beneficial owners of more than five percent of the outstanding shares of our common stock; and

•	all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares of our common stock. Shares of our common stock issuable under stock options that are exercisable within 60 days after March 31, 2005 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

     Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, to our knowledge, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as shown otherwise in the table, the address of each stockholder listed is in care of Idenix Pharmaceuticals, Inc., 60 Hampshire Street, Cambridge, Massachusetts 02139.

	Shares of Common	Percentage of
	Stock Beneficially	Common Stock
Name and Address	Owned (1)	Outstanding
5% Stockholders

Novartis AG
Lichtstrasse 35
CH-4002 Basel
Switzerland	27,356,681 (2)	56.84%

MPM Capital
111 Huntington Avenue
Boston, Massachusetts 02199	4,797,991 (3)	9.97%

Directors

Jean-Pierre Sommadossi	2,515,104	(4)	5.21%
Charlene Barshefsky	61,343	(5)	*
Charles W. Cramb	43,033		*
Thomas Ebeling	—		—
Ansbert Gadicke	4,797,991	(6)	9.97
Wayne T. Hockmeyer	41,708		*
Thomas Hodgson	42,324		*
Robert Pelzer	—		—
Denise Pollard-Knight	—		—

Other Named Executive Officers

David Arkowitz	214,875		*
Nathaniel Brown, M.D.	198,750		*
Guy Macdonald	216,875		*
Andrea J. Corcoran	198,512		*
David Shlaes, M.D., Ph.D.	230,562		*
All directors and executive officers as a group (15 persons)	8,584,493		17.41

*	Represents beneficial ownership of less than one percent of common stock.

(1)	The number of shares of common stock that each person is deemed to beneficially own includes the number of shares of common stock that such person has the right to acquire within 60 days after March 31, 2005. The number of such shares acquirable upon exercise of outstanding stock options is as follows:

Number
Name	of Shares
Charles W. Cramb	35,833
Jean-Pierre Sommadossi	156,250
David Arkowitz	206,875
Nathaniel Brown	198,750
Guy MacDonald	206,875
Andrea J. Corcoran	135,188
David Shlaes	230,562
All current directors and executive officers as a group (15 persons)	1,170,333

(2)	Consists of 26,169,646 shares held by Novartis Pharma AG, a direct, wholly-owned subsidiary of Novartis AG, and 1,187,093 shares held by Novartis BioVentures Ltd., an indirect, wholly-owned subsidiary of Novartis AG. This information is based solely on information set forth in a Schedule 13D filed on August 6, 2004 jointly by Novartis AG, Novartis Pharma AG and Novartis BioVentures Ltd.

(3)	Consists of 4,292,188 shares held by BB BioVentures L.P., or BB BioVentures, 373,298 shares held by MPM Bioventures Parallel Fund L.P., or Parallel Fund, 54,277 shares held by MPM Asset Management Investors 1998 LLC, or Investor’s Fund, and 78,228 shares held by MPM Asset Management. Each of these funds is affiliated with MPM Capital. Dr. Ansbert Gadicke, vice chairman of our board of directors, is chairman of the board and president of Medical Portfolio Management, LLC, the general partner of MPM Capital. This information is based solely on information set forth in a Schedule 13G filed by such entities on February 9, 2005.

(4)	Includes 37,810 shares held by the Jean-Pierre Sommadossi 2002 Qualified Annuity Trust, 200,000 shares held by the Jean-Pierre Sommadossi 2004 Qualified Annuity Trust.

(5)	Includes 41,343 shares held by the Charlene Barshefsky Grantor Retained Annuity Trust dated January 30, 2004.

(6)	Consists of 4,797,991 shares owned by MPM Capital affiliated funds. See footnote 3 above. Dr. Ansbert Gadicke, vice chairman of our board of directors, is chairman of the board and president of Medical Portfolio Management, LLC, the general partner of MPM Capital and, in such capacity, Dr. Gadicke may be deemed to have beneficial ownership of 4,797,991 shares held by MPM Capital affiliated funds. Dr. Gadicke disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Equity Compensation Table

Number of securities remaining
			Weighted average	available for future issuance
			exercise price of	under equity compensation plans
	Number of securities to be issued		outstanding	(excluding securities reflected in
Plan Category	upon exercise of outstanding options		options	column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,161,790	(1)	$7.50	749,258	(2)

Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total:	3,161,790			749,258

(1)	Includes 3,074,040 shares of our common stock issuable upon exercise of options to purchase common stock awarded under our 1998 Plan and 87,750 shares of common stock issuable upon exercise of options to purchase common stock awarded under the Idenix Pharmaceuticals, Inc. 2004 Stock Incentive Plan, which we refer to as our 2004 Stock Incentive Plan.

(2)	Includes 37,008 shares of our common stock issuable under our 1998 Plan and 712,250 shares of common stock issuable under our 2004 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Agreements Relationships with Novartis

          We have entered into agreements with Novartis, including a development agreement, supply agreement, stock purchase agreement and stockholders’ agreement. For a discussion of these agreements and related obligations please refer to “Business-Collaborations-Relationship with Novartis” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2005.

Employment Agreement

James Egan

     We entered into an employment agreement with Mr. Egan in May 2003 with an initial term of five years. The agreement is automatically renewable for successive one-year periods unless either party gives written notice to the other party 90 days prior to the expiration of the term. Under the agreement, Mr. Egan currently receives an annual base salary of $265,000, subject to increase at the discretion of our board of directors or a subcommittee of the board of directors. In addition, Mr. Egan is entitled to receive an annual performance bonus of not less than 30% of his base salary, which we refer to as his target bonus amount, and not more than 200% of his target bonus amount, to be paid at the discretion of the board of directors if he achieves or surpasses performance goals established by the board of directors in consultation with our management.

     The agreement further provides that Mr. Egan is eligible to participate in any of our equity incentive programs and shall have an opportunity, subject to the approval of our board of directors, to be awarded annually an option to purchase 30,000 shares of our common stock which would vest over four years.

     The employment agreement also provides that if we terminate Mr. Egan’s employment without cause or if Mr. Egan terminates his employment for good reason, he is entitled to receive a lump-sum payment equal to his base salary, plus the greater of:

•	his target bonus amount; or

•	the bonus he earned for the year preceding the year in which the termination occurs.

Additionally, if such termination occurs as set forth above or if employment terminates due to death or disability, Mr. Egan, or his estate, is entitled to receive continued medical, dental and life insurance coverage for himself and eligible dependents for up to 12 months after termination, and all of his outstanding equity awards will become immediately vested and exercisable. Mr. Egan is also entitled to an additional payment of 60% of his base salary per year until he reaches age 65 in the event of disability. If within one year following a change in control of Idenix, we terminate Mr. Egan’s employment without cause or Mr. Egan terminates his employment for good reason, he is entitled to an additional lump-sum amount equal to his base salary, plus the greater of:

•	his target bonus amount; or

•	the bonus he earned for the year preceding the year in which the termination occurs.

We also agreed to pay gross-up amounts on benefits received by Mr. Egan under this agreement to compensate for excise taxes and associated penalties imposed by Section 4999 of the Internal Revenue Code.

     In addition, the employment agreement includes restrictive covenants prohibiting the sale, transfer or disposition of more than 50% of the Idenix capital stock Mr. Egan owned on May 8, 2003, plus shares of common stock Mr. Egan acquires upon exercise of stock options outstanding as of that date, until May 8, 2008, unless:

•	we terminate Mr. Egan’s employment without cause;

•	Mr. Egan resigns for good reason; or

•	the employment termination is a result of Mr. Egan’s death or disability.

Registration Rights

     As of April 15, 2005, the holders of 36,194,463 shares of our common stock are entitled to cause us to register their shares or participate in a registration by us under the Securities Act. These rights are provided under the terms of the stockholders’ agreement. These holders include the following directors, officer and holders of more than five percent of our voting securities and their affiliates:

Number of
Name of Holder	Registrable Shares
Novartis AG(1)	27,356,681
MPM Capital L.P. affiliated funds(2)	4,797,991
Jean-Pierre Sommadossi	100,000

Total	32,254,672

(1)	Represents 26,169,646 shares held by Novartis, a direct, wholly-owned subsidiary of Novartis AG, and 1,187,093 shares held by Novartis BioVentures Ltd., an indirect wholly-owned subsidiary of Novartis AG. Mr. Ebeling, one of our directors, serves as chief executive officer of the Novartis Pharmaceuticals Division, an affiliate of Novartis, and Mr. Pelzer, also one of our directors, serves as general counsel to Novartis Pharmaceuticals Division.

(2)	Represents 4,292,188 shares held by BB BioVentures, 373,298 shares held by Parallel Fund, and 54,277 shares held by Investor’s Fund. Each of these funds is affiliated with MPM Capital. Dr. Ansbert Gadicke, vice chairman of our board of directors, is chairman of the board and president of Medical Portfolio Management, LLC, the general partner of MPM Capital.

Item 14. Principal Accountant Fees and Services

Auditors’ Fees

          The following table summarizes the fees PricewaterhouseCoopers, LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other services:

Fee Category	2004	2003
Audit Fees (1)	$442,739	$319,253
Audit-Related Fees(2)	16,450	11,690
Tax Fees (3)	192,035	204,721
All Other Fees	—	—

Total Fees	$649,244	$535,664

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit fees included $230,043 in 2004 and $122,200 in 2003 for services rendered by our independent auditors in connection with our initial public offering.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to services provided for preparation of original and amended tax returns, accounted for $28,505 and $82,455 of the total tax fees billed in 2004 and 2003, respectively. Tax advice and tax planning services relate to United States federal and state and international tax planning and advice.

          No audit-related or tax fees billed in 2004 or 2003 were provided under the de minimis exception to the audit committee pre-approval requirements.

Pre-Approval Policies and Procedures

          The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

          From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

          The Audit Committee has also delegated to the chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The Exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Date: May 2, 2005	Chairman and Chief Executive Officer

Exhibit Index

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number

3.1	Restated Certificate of Incorporation		S-1 File No. 333-111157	12/15/03	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation		10-Q File No. 000-49839	8/26/2004	3.1

3.3	Amended and Restated By-Laws		10-Q File No. 000-49839	8/26/2004	3.2

3.4	Specimen Certificate evidencing the Common Stock, $.001 par value		S-1/Amendment 2 File No. 333-111157	1/27/2004	4.1

10.1	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX,LLC, as trustee of 205 Broadway Realty Trust.		S-1 File No. 333-111157	12/15/2003	10.4

10.2+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by and among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG		S-1 File No. 333-111157	12/15/2003	10.14+

10.3+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi.		S-1 File No. 333-111157	12/15/2003	10.15+

10.4+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari		S-1 File No. 333-11157	12/15/2003	10.16+

10.5+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari		S-1 File No. 333-11157	12/15/2003	10.17+

Exhibit Index

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number

10.6+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18+

10.7+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18.1+

10.8	Collaborative Activities Agreement, dated March 22, 2004, by and between the Registrant and the University of Cagliari, as amended June 30, 2004 (English translation).		S-1/Amendment 3 File No. 333-11157	7/6/2004	10.18.2

10.9	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement.		S-1 File No. 333-11157	12/15/2003	10.19

10.10	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd		S-1 File No. 333-11157	12/15/2003	10.20

10.11+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.		S-1 File No. 333-11157	12/15/2003	10.21+

10.12	Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.		S-1 File No. 333-11157	12/15/2003	10.22

10.13+	Agreement, dated as of May 1, 2003, between Idenix (Cayman) Limited and Microbiologica Quimica E Farmaceutica Ltda.		S-1 File No. 333-11157	12/15/2003	10.23+

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number
10.14+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG.		S-1 File No. 333-11157	12/15/2003	10.25+

10.15+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004		S- S-1/Amendment 3 File No. 333-11157	7/6/2004	10.24+

10.16+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004		10-K File No. 000-49839	3/17/2005	10.16

10.17	Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG.		S-1/Amendment 3 File No. 333-111157	7/6/2004	10.28

10.18+	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999		S-1/Amendment 2 File No. 333-111157	1/27/2004	10.31+

10.19+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant and the stockholders identified on the signature pages		S-1/Amendment 3 File No. 333-111157	7/6/2004	10.27+

10.20	Amended and Restated Stock Purchase Agreement, dated July 27, 2004, by and among the Registrant and the stockholders identified on the signature pages thereto		10-K File No. 000-49839	3/17/2005	10.20

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number
10.21	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG		10-K File No. 000-49839	3/17/2005	10.21

10.22	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG		10-K File No. 000-49839	3/17/2005	10.22

10.23	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.		S-1 File No. 333-111157	12/15/2003	10.13

10.24	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation.		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.34

10.25#	Amended and Restated 1998 Equity Incentive Plan		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.1

10.26#	2004 Stock Incentive Plan		S-1/Amendment 2 File No. 333-111157	5/28/2004	10.32

10.27#	Non-Employee Directors Compensation Plan		10-K File No. 000-49839	3/17/2005	10.27

10.28#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan		10-K File No. 000-49839	3/17/2005	10.28

10.29#	Form of Nonqualifed Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan		10-K File No. 000-49839	3/17/2005	10.29

10.30#	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi		S-1 File No. 333-111157	12/15/2003	10.5

10.31#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Andrea Corcoran		S-1 File No. 333-111157	12/15/2003	10.6

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number
10.32#	Employment Agreement, dated May 8, 2003, by and between the Registrant and James Egan		S-1 File No. 333-111157	12/15/2003	10.7

10.33#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Nathaniel Brown		S-1 File No. 333-111157	12/15/2003	10.8

10.34#	Employment Agreement, dated July 28, 2003, by and between the Registrant and Guy Macdonald		S-1 File No. 333-111157	12/15/2003	10.10

10.35#	Employment Agreement, dated December 1, 2003, by and between The Registrant and David Arkowitz		S-1 File No. 333-111157	12/15/2003	10.11

10.36#	Employment Agreement dated November 2, 2004 by and between the Registrant and David Shlaes		10-Q File No. 000-49839	11/03/2004	10.20

10.37#	Summary of 2005 Bonus Plan	X

21.1	Subsidiaries of the Company		S-1 File No. 333-111157	12/15/2003	21.1

23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm		10-K File No. 000-49839	3/17/2005	23.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Annual Report on Form 10-K for the fiscal year ended December 31, 2004)		10-K File No. 000-49839	3/17/2005	31.1

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Annual Report on Form 10-K for the fiscal year ended December 31, 2004)		10-K File No. 000-49839	3/17/2005	31.2

		Filed			Original
Exhibit No.	Description	Herewith	Form	SEC Filing Date	Exhibit Number
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Amendment No. 1 on Form 10-K/A)	X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Amendment No. 1 on Form 10-K/A)	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K File No. 000-49839	3/17/2005	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K File No. 000-49839	3/17/2005	32.2

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission