Form 10-Q
period 2005-03-31
IDENIX PHARMACEUTICALS INC
filed 2005-05-04
CIK 1093649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 30, 2005, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 48,160,325 shares.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,101	$42,083
Marketable securities	70,769	38,429
Accounts receivable, related party	12,640	16,243
Prepaid expenses and other current assets	2,549	3,231

Total current assets	134,059	99,986
Property and equipment, net	6,876	6,805
Restricted cash, non-current	750	750
Marketable securities, non-current	29,232	76,754
Income taxes receivable	459	370
Investment	500	500
Other assets	1,903	1,953

Total assets	$173,779	$187,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,981	$4,619
Accrued expenses	16,147	15,300
Deferred rent	50	50
Deferred revenue	49	—
Deferred revenue, related party	9,598	9,695
Income taxes payable	254	199

Total current liabilities	28,079	29,863
Long-term obligations	2,690	3,691
Deferred rent, net of current portion	1,443	1,455
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	35,990	38,779

Total liabilities	72,474	78,060
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000,000 shares authorized at March 31, 2005 and December 31, 2004; 48,067,999 and 47,857,887 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	342,330	340,938
Deferred compensation	(1,522)	(1,987)
Accumulated other comprehensive (loss) income	(208)	136
Accumulated deficit	(239,343)	(230,077)

Total stockholders’ equity	101,305	109,058

Total liabilities and stockholders’ equity	$173,779	$187,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues:
License fees and collaborative research and development - related party	$14,826	$16,630
Government research grants	77	65

Total revenues	14,903	16,695
Operating expenses (1):
Research and development	18,463	18,410
General and administrative	5,195	3,462
Sales and marketing	1,419	901

Total operating expenses	25,077	22,773

Loss from operations	(10,174)	(6,078)
Investment income, net	819	78
Other expense	—	(1)

Loss before income taxes	(9,355)	(6,001)
Income tax benefit	89	114

Net loss	$(9,266)	$(5,887)

Basic and diluted net loss per common share	$(0.19)	$(0.16)

Shares used in computing basic and diluted loss per common share	47,956	36,474

(1)	During the three months ended March 31, 2005 and 2004, stock-based compensation expenses included in operating expenses amounted to approximately:

	Three Months Ended March 31,
	2005	2004
Research and development	$263	$307
General and administrative	161	186
Sales and marketing	31	33

	$455	$526

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,266)	$(5,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504	248
Stock-based compensation expense	455	526
Gain on sale of marketable securities	(66)	—
Revenue adjustment for contingently issuable shares	189	1,623
Changes in operating assets and liabilities:
Accounts receivable, related party	3,603	(4,413)
Prepaid expenses and other current assets	608	1,040
Income taxes receivable	(89)	—
Other assets	50	148
Accounts payable	(2,597)	(1,288)
Accrued expenses	960	3,831
Deferred rent	(13)	(12)
Deferred revenue	91	(55)
Deferred revenue, related party	(2,426)	(2,689)
Income taxes payable	13	(240)
Long-term obligations	(967)	(959)

Net cash used in operating activities	(8,951)	(8,127)
Cash flows from investing activities:
Purchase of property and equipment	(679)	(1,541)
Purchases of marketable securities	(4,535)	—
Proceeds from sales of marketable securities	19,603	—
Proceeds received for leasehold improvements	—	958

Net cash provided by (used) in investing activities	14,389	(583)
Cash flows from financing activities:
Proceeds from exercise of common stock options	652	16
Deferred offering costs	—	(516)
Repayment of capital lease obligations	—	(2)

Net cash provided by (used in) financing activities	652	(502)
Effect of changes in exchange rates on cash and cash equivalents	(72)	(21)

Net increase (decrease) in cash and cash equivalents	6,018	(9,233)
Cash and cash equivalents at beginning of period	42,083	43,485

Cash and cash equivalents at end of period	$48,101	$34,252

Supplemental disclosure of cash flow information:
Taxes	$—	$178
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$649	$9,615

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

     The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development and commercialization of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaborative partners, competition, technological and medical risks and management of growth.

     Effective May 8, 2003, Novartis Pharma AG (“Novartis”), a subsidiary of Novartis AG, acquired a majority interest in the Company’s outstanding capital stock and the operations of the Company have been consolidated in the financial statements of Novartis AG since that date. Novartis has the ability to exercise control over the Company’s strategic direction, research and development activities and other material business decisions (Note 4).

     On July 21, 2004, the Company completed an initial public offering and concurrent private placement with Novartis in which the Company realized approximately $132,600,000 in net proceeds, after deducting underwriting discounts and offering expenses.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

     The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission (“SEC”).

Revenue Recognition

     The Company records revenue provided that there is persuasive evidence that an arrangement exists and service has been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company earns revenue under collaborative research and development arrangements and government research grants.

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

     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead drug candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2004 and March 31, 2005, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.

     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into or modified on or after July 1, 2003.

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

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for its stock-based awards to employees and directors using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Changes to option terms subsequent to award can also give rise to compensation expense. The Company recognizes compensation expense for restricted stock sold and stock options granted to nonemployees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS No. 123 (revised 2004) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after December 15, 2005 and has not yet determined the impact of adoption on the consolidated financial position or results of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value using the Black-Scholes method at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss and net loss per common share would have approximated the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except
	per share data)
Net loss:
Net loss — as reported	$(9,266)	$(5,887)
Add stock-based employee compensation expense included in reported net loss	455	526
Deduct stock-based employee compensation expense determined under fair value method	(1,355)	(696)

Net loss — pro forma	$(10,166)	$(6,057)
Net loss per share (basic and diluted)
As reported	$(0.19)	$(0.16)
Pro forma	$(0.21)	(0.17)

     The assumptions used are as follows:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	—	—
Risk-free interest rate	3.90%	3.11%
Expected option term (in years)	5	5
Expected volatility	85%	0%

Basic and Diluted Net Loss per Common Share

     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the assumed exercise of outstanding stock options and warrants (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4) and restricted stock awards.

     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Options	3,627	3,072
Restricted stock	63	160
Shares contingently issuable to related party	720	1,343

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

3. COMPREHENSIVE LOSS

     For the three months ended March 31, 2005 and 2004, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss	$(9,266)	$(5,887)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(164)	(26)
Unrealized loss on investments	(180)	—

Total comprehensive loss	$(9,610)	$(5,913)

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

     Novartis also acquired an option to license the Company’s HCV and other drug candidates. If Novartis exercises its option to collaborate on valopicitabine, the Company’s initial HCV drug candidate, it would be required to provide development funding and pay the Company up to $525,000,000 in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine, also known as, NM283. This amount was recognized as revenue when it became payable as the milestone was determined to be substantive.

     The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by Idenix in connection with the development of its HBV product candidates. The accounts receivable balance at March 31, 2005 is comprised entirely of an unbilled receivable due from Novartis for reimbursement of costs incurred by the Company in the first quarter of 2005.

     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV drug candidate. As of March 31, 2005, Novartis and its affiliate, Novartis BioVentures, own approximately 57% of the Company’s outstanding stock.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     To date, the Company has received $75,000,000 from Novartis as a license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company has estimated that performance period during which the development of the HBV product candidates and valopicitabine would occur is a period of approximately six and one-half years following the effective date of the development agreement that the Company entered into with Novartis, or December 2009. The Company is recognizing the license fee and other up-front payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee and other up-front payment over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Novartis’ Stock Purchase Rights

     Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of the Company’s voting stock if the Company issues shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of the Company’s stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357,000,000 to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.

     Additionally, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, will be recorded as a reduction of the upfront license fee associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date of option exercise or, in the case of stock awards, full vesting based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.

     In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15,400,000 at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan are terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as a adjustment of the license fee and payments received from Novartis. The Company is still subject to potential revenue adjustments relating to future grants of options and stock awards under other stock incentive plans.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

     As of March 31, 2005, this Novartis stock subscription right has reduced the license fee by a total of $16,084,000 and has been reclassified to additional paid-in capital. Of this amount, $13,233,000 has been recorded as a reduction of deferred revenue as of March 31, 2005 with the remaining amount of $2,851,000 recorded as a reduction of revenue. The Company recorded $189,000 and $1,623,000 of this reduction of revenue for each of the three months ended March 31, 2005 and 2004, respectively.

5. MARKETABLE SECURITIES

     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio and marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(In thousands)
Type of security:
Money market funds	$12,656	$—	$—	$12,656
Corporate debt securities	43,855	31	(375)	43,511
U.S. Treasury securities and obligations of U.S. government agencies	33,349	—	(179)	33,170
Taxable auction rate securities	24,820	—	—	24,820
Accrued interest	703	—	—	703

	$115,383	$31	$(554)	$114,860

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(In thousands)
Type of security:
Money market funds	$13,040	$—	$—	$13,040
Corporate debt securities	40,102	26	(232)	39,896
U.S. Treasury securities and obligations of U.S. government agencies	34,252	—	(137)	34,115
Taxable auction rate securities	48,570	—	—	48,570
Accrued interest	638	—	—	638

	$136,602	$26	$(369)	$136,259

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	March 31,	December 31,
	2005	2004
	(In thousands)
Contractual maturity:
Maturing in one year or less	$85,628	$59,505
Maturing after one year through two years	11,912	40,679
Maturing after two years through ten years	—	15,500
Maturing after ten years	17,320	20,575

	$114,860	$136,259

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities. All securities with contractual maturities greater than two years are taxable auction rate securities.

	March 31,	December 31,
	2005	2004
	(In thousands)
Classification in balance sheets:
Cash equivalents	$14,859	$21,076
Marketable securities	70,769	38,429
Marketable securities, non-current	29,232	76,754

	$114,860	$136,259

     The cash equivalent amounts of $14,859,000 and $21,076,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at March 31, 2005 and December 31, 2004, respectively.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Research and development contract costs	$10,232	$8,064
Professional fees	2,391	2,412
Payroll and employee benefits	1,420	2,649
License fees	1,000	1,000
Unvested restricted stock	188	256
Other	916	919

	$16,147	$15,300

7. LEGAL CONTINGENCIES

Hepatitis C Drug Candidates

     In May 2004, the Company and, in an individual capacity, its Chief Executive Officer (“CEO”), entered into a settlement agreement with the University of Alabama at Birmingham (“UAB”) and its affiliate, the UAB Research Foundation (“UABRF”), to resolve a dispute among these parties. In March 2004, the Company and, in an individual capacity, its CEO, filed a lawsuit against UABRF in the United States District Court, District of Massachusetts, seeking declaratory judgment regarding the Company’s ownership of inventions and discoveries made during the period from November 1999 to November 2002 (“Leave Period”) by the CEO and the Company’s ownership of patents and patent applications related to such inventions and discoveries. During the Leave Period, while acting in the capacity of the Company’s Chief Scientific Officer, the CEO was on sabbatical from November 1999 to November 2000 (“Sabbatical Period”) and then unpaid leave prior to resigning in November 2002 from his position as a professor at UAB.

     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company agreed to make a $2,000,000 payment to UABRF in May 2004, which was recorded as research and development expense in the year ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period, and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

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

8. RELATED PARTY TRANSACTIONS

     One of the Company’s directors has been a partner in the law firm of Wilmer Cutler Pickering LLP since September 2001. Effective May 31, 2004, Wilmer Cutler Pickering LLP combined with Hale and Dorr LLP to form Wilmer Cutler Pickering Hale and Dorr LLP, and this director is now a partner of the combined firm. Hale and Dorr LLP has provided legal services to the Company since the Company’s inception in 1998, and the Company is continuing to retain the services of Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. The Company incurred legal expenses of approximately $64,000 for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP during the three months ended March 31, 2005.

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

Overview

          Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Our current focus is on the treatment of infections caused by hepatitis B virus, or HBV, hepatitis C virus, or HCV and human immunodeficiency virus, or HIV. Each of our current product candidates is a small molecule antiviral compound, which is intended to have significant competitive advantages in one or more areas, such as safety, efficacy, resistance profile or convenience of dosing compared to currently approved treatments.

          The following table summarizes key information regarding our pipeline of product candidates:

Next
	Drug		Development
Indication	Candidates/Programs	Description	Stage
HBV	telbivudine (L-nucleoside)	Phase III registration trial, referred to as the GLOBE study, fully enrolled. Submission to the United States Food and Drug Administration, or FDA, of a new drug application, or NDA, anticipated in late 2005. Phase III clinical trial enrollment of patients who have signs of liver failure due to advanced hepatitis B, or decompensated patients, is progressing as planned. We expect to submit data from this trial with the NDA. Additionally, marketing trials, which are intended to provide certain additional product data at the commercial launch of telbivudine, are ongoing.	NDA

HBV	valtorcitabine (L-nucleoside)	Being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.	phase III

Next
	Drug		Development
Indication	Candidates/Programs	Description	Stage
HCV	valopicitabine (NM283) (Nucleoside analog)	Being developed as a potentially more effective alternative to ribavirin in interferon-based therapy. A phase IIa clinical trial of the combination of valopicitabine and pegylated interferon in treatment naive patients is ongoing – preliminary data demonstrate a mean reduction from baseline levels of HCV in patients blood serum of 4.5 log10, or more than a 99.99% reduction in viral load, at week 24 in nine patients receiving the combination therapy. We expect to begin a phase IIb clinical trial in treatment naive patients in 2005. A phase IIb trial in patients that have failed prior therapy is also ongoing.	phase IIb/III

HCV	NV-08 (Nucleoside analogs)	Preclinical evaluation of candidate compounds from this program are in progress. From this program, which consists of structurally different chemical classes than valopicitabine, we are seeking a candidate that may be developed for use in combination with valopicitabine.	phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitors or NNRTIs)	Lead compounds from two novel series are being evaluated in preclinical studies. We expect to file an IND for the most promising candidate in 2005.	phase I*

*Phase I clinical trial incorporates or is expected to incorporate certain of the objectives of a phase II clinical trial.

          In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. Novartis paid us a license fee of $75 million for our lead HBV product candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV product candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.

          Novartis also acquired an option to license our HCV and other product candidates. If Novartis exercises its option to collaborate with us on valopicitabine, our initial HCV product candidate, it would be required to provide development funding and pay us up to $525 million in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. We will co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004, we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of valopicitabine.

          In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV drug candidate. As of March 31, 2005, Novartis and its affiliate, Novartis BioVentures Ltd., collectively owned approximately 57% of our outstanding common stock.

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

          All of our product candidates are currently in preclinical or clinical development. To commercialize our product candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit an NDA to the FDA, for a product candidate we are developing prior to late 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our product candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed product candidates, license fees relating to valopicitabine and other product candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements.

          We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities and the expansion of our sales, operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

          Revenues

          Total revenues were $14.9 million for the three months ended March 31, 2005 as compared with $16.7 million for the three months ended March 31, 2004.

          Total revenues for the three months ended March 31, 2005 were comprised of:

•	$14.8 million in related party revenue from Novartis consisting of $2.2 million in license fee revenue, net of a $0.2 million reduction due to Novartis stock subscription rights, and $12.6 million for reimbursement of research and development expenses; and

•	$0.1 million in government grant revenue.

          Total revenues for the three months ended March 31, 2004 were comprised of:

•	$16.6 million in related party revenue from Novartis, consisting of $1.0 million in license fee revenue, net of a $1.6 million reduction due to Novartis stock subscription rights and $15.6 million for reimbursement of research and development expenses; and

•	$0.1 million in government grant revenue

          The decrease in revenues of $1.8 million for the three months ended March 31, 2005 in comparison with the prior reporting period was primarily due to a decrease in reimbursements from Novartis of expenses attributable to development of our HBV product candidates. This decrease was partially offset by an increase in license fee revenue for the three months ended March 31, 2005 due to a smaller negative impact attributable to Novartis stock subscription rights.

          Research and Development Expenses

          Research and development expenses were $18.5 million for the three months ended March 31, 2005 as compared with $18.4 million for the three months ended March 31, 2004. The increase of $0.1 million was primarily due to an increase of $1.2 million in salary and other payroll-related expenses, offset by a decrease of $1.1 million in expenses for third-party contractors, primarily related to material purchases associated with clinical trials of telbivudine during the three months ended March 31, 2004 that did not reoccur during the three months ended March 31, 2005.

          We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to these activities and we engage in a greater number of later stage clinical trials.

          General and Administrative Expenses

          General and administrative expenses were $5.2 million for the three months ended March 31, 2005 as compared with $3.5 million for the three months ended March 31, 2004. The increase of $1.7 million was primarily due to an increase in salary and payroll-related expenses from hiring more personnel and an increase in professional fees in support of our growing operations.

          We expect that our general and administrative expenses will increase in the future as we expand our finance and accounting staff, incur additional directors’ and officers’ liability insurance, engage in increased investor relations activities, maintain and enforce our patents and initiate computer systems projects.

          Sales and Marketing Expenses

          Sales and marketing expenses were $1.4 million for the three months ended March 31, 2005 as compared with $0.9 million for the three months ended March 31, 2004. The increase of $0.5 million was primarily due to an increase in consulting expenses attributable to marketing activities in anticipation of the expected commercial launch of telbivudine.

          We expect that sales and marketing expenses will increase significantly in the future as we expand our marketing activities, build a commercial infrastructure, hire additional marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of our expected submission to the FDA of an NDA for telbivudine in late 2005 and, if successfully developed and approved for commercialization, the subsequent commercial introduction of telbivudine and any other product candidates which we may commercialize in the future. We expect to incur additional sales and marketing expenses in advance of commercialization of any product we successfully develop.

          Investment Income, Net

          Net investment income was $0.8 million for the three months ended March 31, 2005 as compared with $0.1 million for the three months ended March 31, 2004. The increase of $0.7 million was the result of higher cash and net marketable securities balances held during the three months ended March 31, 2005 due to the receipt of proceeds of $132.6 million, after deducting underwriting discounts and offering expenses, from the initial public offering and concurrent private placement of our common stock to Novartis completed in July 2004.

          Income Taxes

          Income tax benefit was approximately $0.1 million for the three months ended March 31, 2005 as compared with $0.1 million for the three months ended March 31, 2004. The income tax benefits for the three months ended March 31, 2005 and 2004, respectively, were due to amounts our French subsidiary has received or is expected to receive for certain research and development credits. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.

Liquidity and Capital Resources

          Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone, and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV product candidates, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private place-ments of our convertible preferred stock, net proceeds from an initial public offering and concurrent private placement of our common stock and proceeds from the exercise of stock options.

          In July 2004, we completed an initial public offering and concurrent private placement in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. We received approximately $132.6 million in net proceeds from these offerings, after deducting underwriting discounts and offering expenses.

          We had $48.1 million and $42.1 million in cash and cash equivalents as of March 31, 2005 and December 31, 2004, respectively. We also invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our invest-ments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. We had $70.8 million and $38.4 million in current marketable securities as of March 31, 2005 and December 31, 2004, respectively. We had $29.2 million and $76.8 million in non-current marketable securities as of March 31, 2005 and December 31, 2004, respectively.

          Net cash used in operating activities was $9.0 million and $8.1 million for the three months ended March 31, 2005 and 2004, respectively. The net cash used in operating activities for the three months ended March 31, 2005 was primarily due to the net loss for the period, a decrease in accounts payable and a decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003. These were partially offset by a decrease in our accounts receivable from Novartis and an increase in accrued expenses. The net cash used in operating activities for the three months ended March 31, 2004 was primarily due to the net loss for the period, an increase in working capital requirements impacted by the increase in the accounts receivable from Novartis and a decrease in deferred revenue resulting from the amortization of the license fee from Novartis.

          Net cash provided by investing activities was $14.4 million for the three months ended March 31, 2005 compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2004. The net cash provided by investing activities for the three months ended March 31, 2005 was primarily due to net proceeds transferred from our marketable securities to fund operations offset by capital expenditures. The net cash used in investing activities for the three months ended March 31, 2004 was primarily for leasehold improvements at our new corporate and laboratory facility offset by proceeds received from the landlord for these leasehold improvements.

          Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2004. The net cash provided by financing activities for the three months ended March 31, 2005 was due to proceeds from the exercise of stock options. The net cash used in financing activities for the three months ended March 31, 2004 was for professional fees associated with our initial public offering consummated in July 2004.

          Set forth below is a description of our contractual obligations as of March 31, 2005.

	Payments Due by Period
			One to
Contractual		Less Than	Three	Four to	After Five
Obligations	Total	One Year	Years	Five Years	Years
	(in thousands)

Operating leases	$17,995	$1,391	$3,442	$3,838	$9,324
Consulting, employment and other agreements	10,723	5,397	4,326	1,000	—

Total contractual cash obligations	$28,718	$6,788	$7,768	$4,838	$9,324

          We have certain potential milestone payment obligations under the exclusive license agreement that we entered into with the University of Alabama Research Foundation, or UABRF, in June 1998 and subsequently amended in June 1998 and July 1999, that we refer to as the UAB license agreement, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an investigational new drug application or IND, for a product candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a product candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the product candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UAB license agreement. However, if our belief is wrong, the licensors may assert claims to these milestone payments and to additional amounts. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our Chief Executive Officer during the period from November 1, 1999 to November 1, 2000.

          In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The lease term is 12 years expiring in April 2017. The lease agreement also includes an option entitling us to purchase the building in which the leased space is located at any time after April 16, 2011 until the expiration of the lease term.

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

Off-Balance Sheet Arrangements

          We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial position and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and the fair value of stock related to stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. No changes to those critical accounting policies have been effected during the three months ended March 31, 2005.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by us. SFAS No. 123 (revised 2004) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in our financial statements. We will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after December 15, 2005 and have not yet determined the impact of adoption on the consolidated financial position or results of operations.

Factors that May Affect Future Results

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

          We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell any product products we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.

          We believe that the net proceeds from our initial public offering and concurrent private placement to Novartis which we received in July 2004, together with our current cash and cash equivalents, marketable securities and development expense funding by Novartis for our HBV drug candidates, will be sufficient to satisfy our anticipated cash needs at least until mid 2006. However, we may need to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.

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

          In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for our lead HBV product candidates and any other product candidates Novartis licenses from us, Novartis has the right to terminate its license and the related funding obligations with respect to any product candidate by providing us with six months’ written notice.

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

          Our product candidates are under development and we are starting to recruit sales personnel to establish a direct sales force for the markets in which we will co-promote or co-market drugs we successfully develop and for which we receive regulatory approval. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult to recruit qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire and train qualified sales personnel to establish a direct sales force. We expect to incur significant expense in establishing and expanding our sales force and in establishing marketing and distribution arrangements with third parties and we may incur a substantial amount of these costs before our product candidates have been approved for marketing.

Our market is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.

          We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. For example, we are aware that entecavir, a nucleoside analog, has recently been approved by the FDA for the treatment of hepatitis B. In addition, we believe that a significant number of drugs, currently under development, may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. We believe that a number of product candidates for the treatment of hepatitis B are in a more advanced stage of development than our hepatitis B product candidates and, like our product candidates, these other product candidates are based on nucleoside technology. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:

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

          Even if our product candidates are successfully developed, our success and growth will depend upon the acceptance of these candidates by physicians, healthcare professionals and third-party payers. Acceptance will be a function of our products being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. Lamivudine, adefovir dipivoxil and entecavir are small molecule therapeutics currently approved for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin. We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop achieve market acceptance, we may not be able to maintain that market acceptance over time if:

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

          Our research and development programs, other than our programs for telbivudine, valtorcitabine and valopicitabine, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.

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

          To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully. Our most advanced product candidates are telbivudine, valtorcitabine and valopicitabine. Currently, we are conducting phase III clinical trials of telbivudine and phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. Safety standards include an assessment of the toxicology and carcinogenicity of the product candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our product candidates. As a result of efforts to satisfy these regulatory standards, our product candidates may not:

•	offer therapeutic or other improvements over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

          Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. We do not anticipate filing the first applications for such regulatory approval for telbivudine prior to the end of 2005.

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

          We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, or delay the analysis of data from our completed or ongoing clinical trials.

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

          If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to complete phase III clinical trials of telbivudine or file an NDA for telbivudine;

•	we may be unable to advance the clinical development of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of our other HCV product candidates, our HIV product candidates or other product candidates, if any;

•	Novartis may choose not to license our product candidates other than telbivudine and valtorcitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue research and development of our product candidates.

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

          Approvals of our product candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our product candidates become commercially available. The manufacturer, and the manufacturing facilities we use to make any of our product candidates, will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance.

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

          Pursuant to the amended and restated stockholders agreement dated July 27, 2004, among us Novartis and certain of our stockholders, which we refer to as the stockholders agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.

          Additionally, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his duties, we are required to terminate the employment of our chief financial officer.

          Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357 million to these stockholders if we achieve predetermined development milestones with respect to an HCV product candidate. As a result, in making determinations as to our annual operating plan and budget for the development of our HCV product candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

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

          In May 2003, we received a $75 million license fee from Novartis in connection with the license of our HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Assuming we continue to successfully develop and commercialize these product candidates, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. In June 2004, we received a milestone payment from Novartis in the amount of $25 million based upon the results achieved in the phase I clinical trial of valopicitabine, our lead HCV product candidate. Novartis has the option to license valopicitabine and additional product candidates from us. If it does so, we are entitled to receive additional license fees and milestone payments. We expect that we will derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason on six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.

Novartis has the option to license our product candidates, and if it does not exercise its option with respect to a product candidate, our development, manufacture and/or commercialization of such product candidate may be substantially delayed or limited.

          In addition to its license of telbivudine and valtorcitabine, Novartis has the option under the development agreement to license our other product candidates, including valopicitabine, our lead product candidate for the treatment of hepatitis C. Our drug development programs and potential commercialization of our product candidates will require substantial additional funding. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate not licensed by Novartis, we may not have sufficient funds to develop such product candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming, and could, even if successful, delay the development, manufacture and/or commercialization of a product candidate and the terms of the collaboration agreements may not be favorable to us.

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

          In 2004, we entered into a settlement agreement with the University of Alabama, or UAB, and the UABRF, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment paid in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.

          Novartis could also suffer losses in connection with any amounts we become obligated to pay relating to or under the terms of any license agreement, including the UAB license agreement, or other arrangements we may be required to enter into with UAB, Emory University and the Centre Nationale de la Recherche Scientique, each licensors under the UAB license agreement, to commercialize telbivudine. Novartis, may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis B product candidates.

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

          Under the development agreement, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, our lead hepatitis B drug products and other products that Novartis licenses from us, which may include our hepatitis C drug products. Novartis will market and sell these drug products throughout the rest of the world. As a result, we depend upon the success of the efforts of Novartis to market and sell our drug products. However, we have limited control over the resources that Novartis may devote to its commercialization efforts under the development agreement and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the potential commercial benefits of the agreement, and our results of operations may be adversely affected.

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

          We work with chemists and biologists at academic and other institutions who assist us in our research and development efforts. Telbivudine, valtorcitabine and valopicitabine, were discovered with the research and development assistance of these third-party chemists and biologists. Many of the scientists who have contributed to the discovery and development of our product candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

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

          Our initial hepatitis C clinical product candidate, valopicitabine or NM283, is a prodrug of the active molecule NM 107, because it is converted into biologically active NM 107 in the body. We believe that NM283 may be a new compound, and therefore we are attempting to obtain patent protection on NM283 itself, as well as a method to treat hepatitis C with NM283. NM 107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C were filed. As a result, although claims for the method of use of NM 107 have been allowed by the U.S. Patent Office, we cannot obtain patent protection on NM 107.

          Despite the fact that NM 107 is a known compound, we are aware that a number of companies have recently filed patent applications attempting to cover NM 107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM 107, specifically, and NM283, generically, to treat hepatitis C, or more generally Flaviviridae infection. Hepatitis C is a virus in the Flaviviridae virus family. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, and Genelabs Technologies, Inc. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C. Patents in countries outside the U.S. are awarded to the first to file on an invention, and we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs or another company to determine the priority of invention of the use of these compounds to treat hepatitis C. If such an interference is initiated and it is determined that we were not the first to invent the target use of these compounds under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.

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

          Our cooperative research agreement with the University of Cagliari, as amended grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement, as has been done with respect to the patent applications covering our HCV product candidates and the classes of compounds we are evaluating for selection of NNRTI HIV product candidate. Our cooperative agreement with the University of Cagliari currently expires in January 2007, and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.

Other Factors

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.

          The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of April 30, 2005, we had outstanding 48,160,325 shares of common stock, of which 10,267,904 shares, or 21%, are currently restricted. Subject to satisfaction of certain requirements of the federal securities laws, these shares will be able to be sold on July 21, 2005.

          The holders of an aggregate of 36,194,463 shares of common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, we have filed a registration statement covering the shares of common stock that we may issue under our employee benefit plans. Subject to the restrictions included within the lockup agreements executed by employee benefit plan participants in connection with our initial public offering, these shares when issued can be freely sold in the public market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S government guaranteed debt obligations, repurchase agreements with major financial institutions, and certain corporate debt securities, with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. Since our investments are short term in duration, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities

(a) Unregistered Sales of Equity Securities

          None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

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

(c) Repurchase of Securities

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

Date: May 4, 2005

By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2005

By:	/s/ David A. Arkowitz

David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation) (incorporated by reference to exhibit 10.1 to Form 8-K filed with the SEC on April 20, 2005)

10.2+	Offer of Sale Hotel D’Enterprises Cap Gamma dated December 17, 2004 by and among Idenix SARL, and Societe D’Equipment de la Region Montpellieraine (English Translation) (incorporated by reference to exhibit 10.2 to Form 8-K filed with the SEC on April 20, 2005)

10.3	Joint Guarantee made as of December 15, 2005 by Idenix Pharmaceuticals, Inc. (incorporated by reference to exhibit 10.3 to Form 8-K filed with the SEC on April 20, 2005)

10.4#	2005 Bonus Plan (incorporated by reference to exhibit 10.37 to Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2005)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.