Form 10-Q
period 2005-06-30
IDENIX PHARMACEUTICALS INC
filed 2005-08-03
CIK 1093649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Registrant’s telephone number, including area code: (617) 995-9800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2005, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 48,233,942 shares.

Page
Part I—Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2005 and 2004	4

Unaudited Condensed Consolidated Statements of Operations for the Six Months ended June 30, 2005 and 2004	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

Part II—Other Information

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults upon Senior Securities	49

Item 4. Submission of Matters to a Vote of Security Holders	49

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures

Exhibit Index

Ex-31.1 Sect. 302 Certification of the Chief Executive Officer
Ex-31.2 Sect. 302 Certification of the Chief Financial Officer
Ex-32.1 Sect. 906 Certification of the Chief Executive Officer
Ex-32.2 Sect. 906 Certification of the Chief Financial Officer

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$46,673	$42,083
Restricted cash	411	—
Marketable securities	69,897	38,429
Accounts receivable, related party	15,784	16,243
Prepaid expenses and other current assets	2,657	3,231

Total current assets	135,422	99,986
Property and equipment, net	7,512	6,805
Restricted cash	750	750
Marketable securities	12,503	76,754
Income taxes receivable	467	370
Investment	500	500
Other assets	2,541	1,953

Total assets	$159,695	$187,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,395	$4,619
Accrued expenses	16,002	15,300
Deferred rent	50	50
Deferred revenue, related party	9,283	9,695
Income taxes payable	294	199

Total current liabilities	28,024	29,863
Long-term obligations	2,724	3,691
Deferred rent, net of current portion	1,430	1,455
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	32,489	38,779

Total liabilities	68,939	78,060
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000,000 shares authorized at June 30, 2005 and December 31, 2004; 48,167,986 and 47,857,887 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	344,930	340,938
Deferred compensation	(1,103)	(1,987)
Accumulated other comprehensive (loss) income	(343)	136
Accumulated deficit	(252,776)	(230,077)

Total stockholders’ equity	90,756	109,058

Total liabilities and stockholders’ equity	$159,695	$187,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenues:
License fees and collaborative research and development — related party	$15,983	$42,689
Government research grants	99	67

Total revenues	16,082	42,756
Operating expenses (1):
Research and development	23,190	17,684
General and administrative	4,749	3,275
Sales and marketing	2,414	912

Total operating expenses	30,353	21,871

(Loss) income from operations	(14,271)	20,885
Investment income, net	803	66
Other expense	(2)	(1)

(Loss) income before income taxes	(13,470)	20,950
Income tax benefit	37	—

Net (loss) income	$(13,433)	$20,950

Net (loss) income per common share:
Basic	$(0.28)	$0.57
Diluted	$(0.28)	$0.53
Shares used in calculation of net (loss) income per share common share:
Basic	48,119	36,517
Diluted	48,119	39,225

(1)	During the three months ended June 30, 2005 and 2004, stock-based compensation expenses included in operating expenses amounted to approximately:

	Three Months Ended June 30,
	2005	2004
Research and development	$254	$311
General and administrative	226	193
Sales and marketing	32	33

	$512	$537

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenues:
License fees and collaborative research and development — related party	$30,809	$59,319
Government research grants	176	132

Total revenues	30,985	59,451
Operating expenses (1):
Research and development	41,653	36,094
General and administrative	9,944	6,737
Sales and marketing	3,833	1,813

Total operating expenses	55,430	44,644

(Loss) income from operations	(24,445)	14,807
Investment income, net	1,622	144
Other expense	(2)	(2)

(Loss) income before income taxes	(22,825)	14,949
Income tax benefit	126	114

Net (loss) income	$(22,699)	$15,063

Net (loss) income per common share:
Basic	$(0.47)	$0.41
Diluted	$(0.47)	$0.39
Shares used in calculation of net (loss) income per common share:
Basic	48,038	36,495
Diluted	48,038	38,924

(1)	During the six months ended June 30, 2005 and 2004, stock-based compensation expenses included in operating expenses amounted to approximately:

	Six Months Ended June 30,
	2005	2004
Research and development	$517	$618
General and administrative	387	379
Sales and marketing	63	66

	$967	$1,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(22,699)	$15,063
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	970	533
Stock-based compensation expense	967	1,063
Gain on sale of marketable securities	(279)	—
Revenue adjustment for contingently issuable shares	897	2,461
Changes in operating assets and liabilities:
Accounts receivable, related party	458	(4,016)
Prepaid expenses and other current assets	506	2,178
Income taxes receivable	(97)	—
Other assets	(593)	155
Accounts payable	(2,136)	(3,045)
Accrued expenses	901	1,552
Deferred rent	(25)	(25)
Deferred revenue	—	73
Deferred revenue, related party	(4,851)	(6,177)
Income taxes payable	4	(250)
Long-term obligations	(933)	(986)

Net cash (used in) provided by operating activities	(26,910)	8,579
Cash flows from investing activities:
Purchase of property and equipment	(1,902)	(2,198)
Restricted deposits	(411)	20
Purchases of marketable securities	(13,402)	—
Proceeds from sales of marketable securities	46,416	—

Net cash provided by (used in) investing activities	30,701	(2,178)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,030	74
Deferred offering costs	—	(1,291)
Repayment of capital lease obligations	—	(2)

Net cash provided by (used in) financing activities	1,030	(1,219)
Effect of changes in exchange rates on cash and cash equivalents	(231)	(56)

Net increase in cash and cash equivalents	4,590	5,126
Cash and cash equivalents at beginning of period	42,083	43,485

Cash and cash equivalents at end of period	$46,673	$48,611

Supplemental disclosure of cash flow information:
Taxes paid	—	178
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$2,749	$10,616
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim reporting.
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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2005.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and research and development payments from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
     Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead drug candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2004 and June 30, 2005, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.
     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF No. 00-21, ’’Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements with multiple deliverables entered into or modified on or after July 1, 2003.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Government Research Grant Revenue - Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment". This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS No. 123 (revised 2004) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after December 15, 2005 and has not yet determined the impact of adoption on the consolidated financial position or results of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value using the Black-Scholes method at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net (loss) income and net (loss) income per common share would have approximated the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net (loss) income:
Net (loss) income — as reported	$(13,433)	$20,950	$(22,699)	$15,063
Add stock-based employee compensation expense included in reported net (loss) income	512	537	967	1,063
Deduct stock-based employee compensation expense determined under fair value method	(1,765)	(707)	(3,120)	(1,403)

Net (loss) income — pro forma	$(14,686)	$20,780	$(24,852)	$14,723

Net (loss) income per share:
Basic — as reported	$(0.28)	$0.57	$(0.47)	$0.41
Basic — pro forma	$(0.31)	$0.57	$(0.52)	$0.40
Diluted — as reported	$(0.28)	$0.53	$(0.47)	$0.39
Diluted — pro forma	$(0.31)	$0.53	$(0.52)	$0.38
The assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.83%	3.60%	3.88%	3.14%
Expected option term (in years)	5	5	5	5
Expected volatility	85%	—	85%	—
Basic and Diluted Net (Loss) Income per Common Share
     The Company accounts for and discloses net (loss) income per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4) and restricted stock awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net (loss) income per common share:
Net (loss) income	$(13,433)	$20,950	$(22,699)	$15,063
Common Shares:
Weighted average number of common shares outstanding for basic net (loss) income per share:	48,119	36,517	48,038	36,495
Net effect of dilutive stock options	—	1,336	—	1,218
Effect of contingently issuable shares subject to Novartis stock purchase rights	—	1,372	—	1,211

Weighted average number of common shares outstanding for diluted net (loss) income per share:	48,119	39,225	48,038	38,924

Basic net (loss) income per common share	$(0.28)	$0.57	$(0.47)	$0.41
Diluted net (loss) income per common share	$(0.28)	$0.53	$(0.47)	$0.39

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Options	3,781	—	3,781	—
Shares contingently issuable to related party	1,125	—	1,125	—
Restricted stock	53	—	53	—
3. COMPREHENSIVE (LOSS) INCOME
     For the three and six months ended June 30, 2005 and 2004, respectively, comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net (loss) income	$(13,433)	$20,950	$(22,699)	$15,063
Changes in other comprehensive (loss) income:
Foreign currency translation adjustment	(267)	(46)	(431)	(72)
Unrealized gain (loss) on investments	132	—	(48)	—

Total comprehensive (loss) income	$(13,568)	$20,904	$(23,178)	$14,991

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
     The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by Idenix in connection with the development of its HBV product candidates. Pursuant to a cost sharing arrangement with Novartis, the Company is also reimbursed for certain registration expenses and phase IIIb/IV clinical trial costs associated with telbivudine, net of certain qualifying costs incurred by Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV drug candidate. As of June 30, 2005, Novartis and its affiliate, Novartis BioVentures, own approximately 57% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $75,000,000 license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company has estimated that the performance period during which the development of the HBV product candidates and valopicitabine would occur is a period of approximately six and one-half years following the effective date of the development agreement that the Company entered into with Novartis, or December 2009. The Company is recognizing revenue on the license fee and other up-front payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee and other up-front payment over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
     As of June 30, 2005, this Novartis stock subscription right has reduced the license fee by a total of $18,184,000 and has been reclassified to additional paid-in capital. Of this amount, $14,625,000 has been recorded as a reduction of deferred revenue as of June 30, 2005 with the remaining amount of $3,559,000 recorded as a reduction of revenue. The Company recorded $708,000 and $838,000 of this reduction of revenue for each of the three months ended June 30, 2005 and 2004, respectively, and $897,000 and $2,461,000 of this reduction of revenue for the six months ended June 30, 2005 and 2004, respectively.
5. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(in thousands)
Type of security:
Money market funds	$6,636	$—	$—	$6,636
Corporate debt securities	39,796	—	(272)	39,524
U.S. Treasury securities and obligations of U.S. government agencies	21,511	—	(122)	21,389
Taxable auction rate securities	27,478	3	—	27,481
Accrued interest	713	—	—	713

	$96,134	$3	$(394)	$95,743

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	June 30,	December 31,
	2005	2004
	(in thousands)
Contractual maturity:
Maturing in one year or less	$83,240	$59,505
Maturing after one year through two years	—	40,679
Maturing after two years through ten years	—	15,500
Maturing after ten years	12,503	20,575

	$95,743	$136,259

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(in thousands)
Type of security:
Money market funds	$13,040	$—	$—	$13,040
Corporate debt securities	40,102	26	(232)	39,896
U.S. Treasury securities and obligations of U.S. government agencies	34,252	—	(137)	34,115
Taxable auction rate securities	48,570	—	—	48,570
Accrued interest	638	—	—	638

	$136,602	$26	$(369)	$136,259

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities. All securities with contractual maturities greater than two years are taxable auction rate securities.

	June 30,	December 31,
	2005	2004
	(in thousands)
Classification in balance sheets:
Cash equivalents	$13,343	$21,076
Marketable securities	69,897	38,429
Marketable securities, non-current	12,503	76,754

	$95,743	$136,259

     The cash equivalent amounts of $13,343,000 and $21,076,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2005 and December 31, 2004, respectively.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
6. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)

Research and development contract costs	$9,364	$8,064
Payroll and employee benefits	2,295	2,649
Professional fees	2,024	2,412
License fees	1,000	1,000
Unvested restricted stock	158	256
Other	1,161	919

	$16,002	$15,300

7. LEGAL CONTINGENCIES
Hepatitis C Drug Candidates
     In May 2004, the Company and, in an individual capacity, its Chief Executive Officer (“CEO”), entered into a settlement agreement with the University of Alabama at Birmingham (“UAB”) and its affiliate, the UAB Research Foundation (“UABRF”), to resolve a dispute among these parties. In March 2004, the Company and, in an individual capacity, its CEO, filed a lawsuit against UABRF in the United States District Court, District of Massachusetts, seeking declaratory judgment regarding the Company’s ownership of inventions and discoveries made during the period from November 1999 to November 200 (“Leave Period”) by the CEO and the Company’s ownership of patents and patent applications related to such inventions and discoveries. During the Leave Period, while acting in the capacity of the Company’s Chief Scientific Officer, the CEO was on sabbatical from November 1999 to November 2000 (“Sabbatical Period”) and then unpaid leave prior to resigning in November 2002 from his position as a professor at UAB.
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004, dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period, and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
Hepatitis B Drug Candidates
     In addition to the Leave Period matter noted above, the Company was notified in January 2004, February 2005 and June 2005, that UABRF believes that patent applications which the Company has licensed from UABRF can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. The Company disagrees with UABRF’s assertion. If UABRF pursues such patent claims, they could assert that the obligations of the Company arising under the license agreement with respect to licensed technology (including the amount and manner of payments due) are applicable to the Company’s intended use of telbivudine to treat hepatitis B. The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. If UABRF’s position were to be upheld, and telbivudine was found to be covered by the agreement, the Company could be required to pay UABRF $15,000,000 related to the upfront payment received from Novartis. In addition, the Company could have to pay future royalties to UABRF. The Company does not believe that it is probable that UABRF’s position will be upheld.
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
8. RELATED PARTY TRANSACTIONS
     Prior to June 7, 2005, the Company had on its board of directors a partner in the law firm of Wilmer Cutler Pickering Hale and Dorr LLP. The Company retains Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. The Company incurred legal expenses of approximately $40,000 and $120,000 for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP during the three months and six months ended June 30, 2005, respectively. The Company incurred legal expenses of $235,000 for services by Wilmer Cutler Pickering Hale and Dorr LLP during the period from May 31, 2004 through June 30, 2004 in which the Company’s board member was a partner in the firm.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
9.	EQUITY INCENTIVE PLANS
     In May 2005, the Company’s Board of Directors adopted, and in June 2005, the Company’s stockholders approved, the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan provides for the authorization of Awards covering an aggregate of 2,200,000 shares of common stock plus 800,000 shares previously authorized for issuance under the 2004 Stock Incentive Plan, of which 792,000 shares are subject to outstanding options.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information and Factors That May Affect Future Results
     This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any express or implied statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projections,” “will,” “would” and similar expressions or the negative thereof, other variations thereof or comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the express or implied forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
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
     The following table summarizes key information regarding our pipeline of product candidates:

	Drug		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HBV	telbivudine (L-nucleoside)
Telbivudine achieved the primary endpoint in the phase III registration trial, referred to as the GLOBE study, in July 2005. Submission to the United States Food and Drug Administration, or FDA, of a new drug application, or NDA, based on one-year data from this phase III registration trial is anticipated in late 2005. Additionally, marketing trials, which are intended to provide certain additional product data at the commercial launch of telbivudine, are ongoing.
NDA

HBV	valtorcitabine (L-nucleoside)
Being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.
phase III

HCV	valopicitabine (NM283) (Nucleoside analog)
Being developed as a potentially more effective alternative to ribavirin in interferon-based therapy for patients that have failed prior therapy and for patients that have not been treated for chronic HCV infection who we refer to as treatment naive patients.
phase III

Treatment Naive

A phase IIa clinical trial of the combination of valopicitabine and pegylated interferon in treatment naive patients is ongoing. Preliminary data demonstrate

	Drug		Next
	Candidates/		Development
Indication	Programs	Description	Stage

a mean reduction from baseline levels of hepatitis C virus in patients’ blood serum of 4.5 log10, or more than a 99.99% reduction in viral load, at week 24 in nine patients receiving the combination therapy.

A phase IIb clinical trial of the combination of valopicitabine and pegylated interferon in treatment naive patients has recently been initiated. We anticipate completing enrollment of this trial by the end of 2005.

Prior Treatment Failure

A phase IIb clinical trial of the combination of valopicitabine and pegylated interferon in patients that have previously failed other therapy is also ongoing. We anticipate reporting 12-week interim results from this trial in the fall of 2005.

HCV	NV-08 (Nucleoside analogs)
Preclinical evaluation of candidate compounds from this program are in progress. From this program, which consists of structurally different chemical classes than valopicitabine, we are seeking a candidate that may be developed for use in combination with valopicitabine.
phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitors or NNRTIs)	Lead compounds from two novel series are being evaluated in preclinical studies. We expect to file an IND for the most promising candidate among these lead compounds in 2006.	phase I*

*	Phase I clinical trial incorporates or is expected to incorporate certain of the objectives of a phase II clinical trial.
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
     Novartis also acquired an option to license our HCV and other product candidates. If Novartis exercises its option to collaborate with us on valopicitabine, also known as NM283, our initial HCV product candidate, it would be required to provide development funding and pay us up to $525 million in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. We will co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004, we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of valopicitabine.
     In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV drug candidate. As of June 30, 2005, Novartis and its affiliate, Novartis BioVentures, collectively owned approximately 57% of our outstanding common stock.
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

     All of our product candidates are currently in preclinical or clinical development. To commercialize our product candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit an NDA to the FDA for a product candidate we are developing prior to late 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our product candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed product candidates, license fees relating to valopicitabine and other product candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements. We may also need to seek additional financing to fund our future operations.
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
Results of Operations
Comparison of Three Months Ended June 30, 2005 and 2004
     Revenues
     Total revenues were $16.1 million for the three months ended June 30, 2005 as compared with $42.8 million for the three months ended June 30, 2004.
        Total revenues for the three months ended June 30, 2005 were primarily comprised of $16.0 million in related party revenue from Novartis consisting of $1.7 million in license fee revenue, net of a $0.7 million reduction due to Novartis stock subscription rights, and $14.3 million for reimbursement of research and development expenses, net of a $0.5 million reduction for expenses incurred by Novartis for cost sharing arrangements for certain registration expenses and phase IIIb clinical trials associated with telbivudine.

     Total revenues for the three months ended June 30, 2004 were primarily comprised of $42.7 million in related party revenue from Novartis, consisting of $2.7 million in license fee revenue, net of a $0.8 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue associated with achievement of certain milestones for valopicitabine, our lead HCV product candidate, and $15.0 million for reimbursement of research and development expenses.
     The decrease in revenues of $26.7 million for the three months ended June 30, 2005 in comparison with the prior reporting period was primarily due to the $25.0 million milestone payment received in June 2004 from Novartis associated with valopicitabine.
     Research and Development Expenses
     Research and development expenses were $23.2 million for the three months ended June 30, 2005 as compared with $17.7 million for the three months ended June 30, 2004. The increase of $5.5 million was primarily due to an increase of $4.4 million in expenses for third-party contractors, primarily for costs associated with clinical trials of telbivudine and valopicitabine and purchases of material associated with clinical trials of valopicitabine and an increase of $0.7 million in salary and other payroll-related expenses as we expand our research and development activities.
     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to these activities and we engage in a greater number of later stage clinical trials.
     General and Administrative Expenses
     General and administrative expenses were $4.7 million for the three months ended June 30, 2005 as compared with $3.3 million for the three months ended June 30, 2004. The increase of $1.4 million was primarily due to an increase in salary and payroll-related expenses and an increase in costs for directors’ and officers’ liability insurance coverage associated with being a public company.
     We expect that our general and administrative expenses will increase in the future as we expand our finance and accounting staff, engage in increased investor relations activities, maintain and enforce our patents and implement new computer systems.
     Sales and Marketing Expenses
     Sales and marketing expenses were $2.4 million for the three months ended June 30, 2005 as compared with $0.9 million for the three months ended June 30, 2004. The increase of $1.5 million was primarily due to an increase in salary and payroll-related expenses and an increase in consulting expenses as we expand our marketing activities in anticipation of the expected commercial launch of telbivudine.
     We expect that sales and marketing expenses will increase significantly in the future as we increase our marketing activities, build a commercial infrastructure, hire additional marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of our expected submission to the FDA of an NDA for telbivudine in late 2005 and other product candidates, if any, which we may successfully develop and commercialize in the future.
     Investment Income, Net
     Net investment income was $0.8 million for the three months ended June 30, 2005 as compared with $0.1 million for the three months ended June 30, 2004. The increase of $0.7 million was the result of higher cash and marketable securities balances held during the three months ended June 30, 2005 due to the receipt of net proceeds of $132.6 million from the initial public offering and concurrent private placement of our common stock to Novartis in July 2004.
     Income Taxes

     Income tax benefit was approximately $37,000 for the three months ended June 30, 2005 as compared with no income tax expense or benefit for the three months ended June 30, 2004. The income tax benefit for the three months ended June 30, 2005 was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
Comparison of Six Months Ended June 30, 2005 and 2004
     Revenues
     Total revenues were $31.0 million for the six months ended June 30, 2005 as compared with $59.5 million for the six months ended June 30, 2004.
     Total revenues for the six months ended June 30, 2005 were primarily comprised of $30.8 million in related party revenue from Novartis consisting of $4.0 million in license fee revenue, net of a $0.9 million reduction due to Novartis stock subscription rights, and $26.8 million for reimbursement of research and development expenses, net of a $0.5 million reduction for expenses incurred by Novartis for cost sharing arrangements for certain registration expenses and phase IIIb clinical trials associated with telbivudine.
     Total revenues for the six months ended June 30, 2004 were primarily comprised of $59.3 million in related party revenue from Novartis, consisting of $3.7 million in license fee revenue, net of a $2.5 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue associated with achievement of certain milestones for valopicitabine, and $30.6 million for reimbursement of research and development expenses.
     The decrease in revenues of $28.5 million for the six months ended June 30, 2005 in comparison with the prior reporting period was primarily due to the $25.0 million milestone payment received in June 2004 from Novartis on valopicitabine.
     Research and Development Expenses
     Research and development expenses were $41.7 million for the six months ended June 30, 2005 as compared with $36.1 million for the six months ended June 30, 2004. The increase of $5.6 million was primarily due to an increase of $8.4 million in expenses for third-party contractors, associated with clinical trials of telbivudine and valopicitabine and material purchases associated with clinical trials of valopicitabine, and an increase of $1.5 million in salary and other payroll-related expenses as we expand our research and development activities. These increases were offset by a decrease of $5.1 million in material purchases as the manufacturing of telbivudine being used in existing clinical trials occurred in 2004.
     General and Administrative Expenses
     General and administrative expenses were $9.9 million for the six months ended June 30, 2005 as compared with $6.7 million for the six months ended June 30, 2004. The increase of $3.2 million was primarily due to an increase in salary and payroll-related expenses, an increase in costs for directors’ and officers’ liability insurance coverage associated with being a public company and an increase in professional fees in support of our growing operations.
     Sales and Marketing Expenses
     Sales and marketing expenses were $3.8 million for the six months ended June 30, 2005 as compared with $1.8 million for the six months ended June 30, 2004. The increase of $2.0 million was primarily due to an increase salary and payroll-related expenses and in consulting expenses attributable to marketing activities in anticipation of the expected commercial launch of telbivudine.

     Investment Income, Net
     Net investment income was $1.6 million for the six months ended June 30, 2005 as compared with $0.1 million for the six months ended June 30, 2004. The increase of $1.5 million was the result of higher cash and net marketable securities balances held during the six months ended June 30, 2005 due to the receipt of proceeds from our initial public offering and concurrent private placement of our common stock to Novartis completed in July 2004.
     Income Taxes
     Income tax benefit was approximately $0.1 million for the six months ended June 30, 2005 as compared with $0.1 million for the six months ended June 30, 2004. The income tax benefit for the six months ended June 30, 2005 and 2004, respectively, was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
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
     We had $46.7 million and $42.1 million in cash and cash equivalents as of June 30, 2005 and December 31, 2004, respectively. We also invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. We had $69.9 million and $38.4 million in current marketable securities as of June 30, 2005 and December 31, 2004, respectively. We had $12.5 million and $76.8 million in non-current marketable securities as of June 30, 2005 and December 31, 2004, respectively.
     Net cash used in operating activities was $26.9 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $8.6 million for the six months ended June 30, 2004. The net cash used in operating activities for the six months ended June 30, 2005 was primarily due to the net loss for the period adjusted for a decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003. The net cash provided by operating activities for the six months ended June 30, 2004 was primarily due to net income for the period, which included the recognition of a $25.0 million milestone payment received from Novartis during the second quarter as well as an increase in accrued expenses, receipt of an allowance for leasehold improvements and stock-based compensation. These increases were offset by decreases to accounts payable and deferred revenue and an increase in accounts receivable due to greater amounts of research and development expenses being reimbursed by Novartis.
     Net cash provided by investing activities was $30.7 million for the six months ended June 30, 2005 compared to net cash used in investing activities of $2.2 million for the six months ended June 30, 2004. The net cash provided by investing activities for the six months ended June 30, 2005 was primarily due to net proceeds from net sales of our marketable securities to fund operations. This cash increase was offset by capital expenditures and restriction of certain cash deposits relating to the issuance of a letter of credit in connection with a new lease we entered into in June 2005 for additional office facilities in Cambridge, Massachusetts. The net cash used in investing activities for the six months ended June 30, 2004 was primarily due to capital expenditures on leasehold improvements for our corporate headquarters in Cambridge, Massachusetts.
          Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $1.2 million for the six months ended June 30, 2004. The net cash provided by financing activities for the six months ended June 30, 2005 was due to proceeds from the exercise of stock options. The net cash used in financing activities for the six months ended June 30, 2004 was primarily for professional fees associated with our initial public offering consummated in July 2004.
          Set forth below is a description of our contractual obligations as of June 30, 2005:

	Payments Due by Period
			One to
Contractual		Less Than	Three	Four to	After Five
Obligations	Total	One Year	Years	Five Years	Years
	(in thousands)
Operating leases	$21,417	$2,179	$5,302	$5,381	$8,555
Consulting, employment and other agreements	11,565	7,357	3,208	1,000	—

Total contractual obligations	$32,982	$9,536	$8,510	$6,381	$8,555

          In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The lease term is 12 years expiring in April 2017. The lease agreement also includes an option entitling us to purchase the building in which the leased space is located at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.
     In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. The lease term is for a period of 54 months commencing on the earlier of: (i) 30 days after we begin our use of the total leased premises; or (ii) September 21, 2005. The lease agreement also provides us with an option, exercisable not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that we will occupy. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2006.
     We have certain potential milestone payment obligations under the exclusive license agreement that we entered into with the University of Alabama Research Foundation, or UABRF, in June 1998 and subsequently amended in June 1998 and July 1999, that we refer to as the UAB license agreement, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an investigational new drug application or IND, for a product candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a product candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the product candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UAB license agreement. However, if the licensors disagree, they may assert claims to these milestone payments and to additional amounts. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our Chief Executive Officer during the period from November 1, 1999 to November 1, 2000. Such hepatitis C product candidates include valtorcitabine.

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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. No changes to those critical accounting policies have been effected during the three months ended June 30, 2005.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates accounting for share-based compensation transactions using the intrinsic method currently used by us. SFAS No. 123 (revised 2004) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in our financial statements. We will be required to adopt SFAS No. 123 (revised 2004) beginning in the first quarter after December 15, 2005 and have not yet determined the impact of adoption on the consolidated financial position or results of operations.
Factors that May Affect Future Results
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell any product products we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     We believe that the net proceeds from our initial public offering and concurrent private placement to Novartis which we received in July 2004, together with our current cash and cash equivalents, marketable securities and development expense funding by Novartis for our HBV drug candidates, will be sufficient to satisfy our anticipated cash needs at least until mid 2006. However, we may need or choose to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.
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
     Our future capital needs will also depend more generally on many other factors, including:
•	the costs of launching telebivudine and any of our other product candidates if such product candidates are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current drug development programs for HBV, HCV and HIV;

•	the cost of obtaining, maintaining and defending patents on our product candidates and processes;

•	the cost of establishing arrangements for manufacturing;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or undertaking development and commercialization efforts for any additional product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements relating to our product candidates.
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
     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. For example, we are aware that entecavir, a nucleoside analog, has recently been approved by the FDA for the treatment of hepatitis B and has been commercially launched in the United States. In addition, we believe that a significant number of drugs, currently under development, may become available in the future for the treatment of hepatitis B, hepatitis C and HIV. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:
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
     Our research and development programs, other than our programs for telbivudine, valtorcitabine and valopicitabine, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before commercialization. We cannot predict whether our research will lead to the discovery of product candidates that could generate revenues for us.

As we evolve from a company primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.
     We have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes and initiate our preparations for the commercial launch of telebivudine, we are expanding our development, regulatory, manufacturing, marketing and sales capabilities and may contract with third parties to provide these capabilities for us. Such expansion of capabilities is requiring us to invest substantial cash and management resources. If the development or commercialization of any of our product candidates is delayed or terminated, we will have incurred significant unrecoverable costs in connection with the expansion of our administrative and operational capabilities at a time earlier than necessary, if necessary at all.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which such products may be used. Although we do not currently commercialize any products, product liability claims could be made against us based on the use of our product candidates in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to marketing any of our product candidates. Our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us.
If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. For example, we are recognizing the license fee and other upfront payments under our development agreement with Novartis over a development period that we have set.

If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. This, in turn, could adversely affect our stock price.
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
     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our products on a competitive basis. Because our product candidates are in the development stage, we are unable at this time to determine the cost effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third party payors the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide them with predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for products successfully developed. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
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
     In May 2003, we received a $75 million license fee from Novartis in connection with the license of our HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Assuming we continue to successfully develop and commercialize these product candidates, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. In June 2004, we received a milestone payment from Novartis in the amount of $25 million based upon the results achieved in the phase I clinical trial of valopicitabine, our lead HCV product candidate. Novartis has the option to license valopicitabine and additional product candidates from us. If it does so, we are entitled to receive additional license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis. We expect that we will derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason on six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.
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
     In May 2004, we entered into a settlement agreement with the University of Alabama, or UAB, and the UABRF, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment paid in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.
     Novartis could also suffer losses in connection with any amounts we become obligated to pay relating to or under the terms of any license agreement, including the UAB license agreement, or other arrangements we may be required to enter into with UAB, Emory University and the Centre Nationale de la Recherché Scientifique, or CNRS, each licensors under the UAB license agreement, to commercialize telbivudine. Novartis, may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis B product candidates.
     If we are required to rely upon the UAB license agreement to commercialize telbivudine, we will be obligated to make certain payments to UABRF and the other licensors. Such amounts would include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to a non-affiliate sublicensee which is defined as any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to UABRF 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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

     Under the development agreement, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, our lead hepatitis B drug products and other products that Novartis licenses from us, which may include our hepatitis C drug products. Novartis will market and sell these drug products throughout the rest of the world. As a result, we will depend upon the success of the efforts of Novartis to market and sell our drug products. However, we have limited control over the resources that Novartis may devote to its commercialization efforts under the development agreement and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the potential commercial benefits of the agreement, and our results of operations may be adversely affected.
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

     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements. In addition, Novartis may manufacture or have manufactured for us the API for commercial supplies of these products, subject to the terms of the supply agreement. Under this agreement, if Novartis manufactures the API for a product, we would generally rely on Novartis for regulatory compliance and quality assurance for that product. Currently, we are negotiating with Novartis an agreement with respect to the anticipated manufacture by Novartis of the commercial supply of telebivudine. If we are unable to successfully conclude an agreement with Novartis for the manufacture of the telebivudine commercial supply or Novartis were to breach or terminate its manufacturing arrangements with us, the development or commercialization of telbivudine could be delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.
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
     We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drugs, by preventing the patentability of our drugs to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our product candidates. For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. Since our hepatitis B product candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine in medical therapy for the treatment of hepatitis B.
     Our other hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, because it is converted into biologically active LdC in the body. We believe that valtorcitabine is a new compound. The U.S. Patent Office has recently issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B.
     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that UABRF, Emory University and CNRS, which we collectively refer to as the 1998 licensors, have to a 1995 U.S. patent application and corresponding patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B. In January 2004, February 2005 and June 2005, UABRF notified us that it believes that the claims included in this 1995 patent application, which is a continuation in part of a 1993 patent application, can be amended in a manner that would enable the 1998 licensors to prosecute and obtain generic patent claims that would generally cover the method of using telbivudine to treat hepatitis B and, consequently, cover the use of telbivudine to treat hepatitis B. On August 2, 2005 the Company received notice that UABRF has filed with the U.S. Patent Office an amendment to the 1995 patent application.
     In connection with the 1998 licensors pursuit of such patent claims, we believe that they will assert that the UAB license agreement covers our telbivudine technology and that we are obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     Our initial hepatitis C clinical product candidate, valopicitabine or NM283, is a prodrug of the active molecule NM 107, because it is converted into biologically active NM 107 in the body. We believe that NM283 may be a new compound, and therefore we are attempting to obtain patent protection on NM283 itself, as well as a method to treat hepatitis C with NM283. The U.S. Patent Office has recently granted to us a patent covering claims for the method of use of NM 107. However, since NM 107 was a known compound at the time that the patent application covering the use of the active form was filed to treat hepatitis C, we cannot obtain patent protection on NM 107 itself.
     Despite the fact that NM 107 is a known compound, we are aware that a number of companies have recently filed patent applications attempting to cover NM 107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM 107, specifically, and NM283, generically, to treat hepatitis C, or more generally Flaviviridae infection. Hepatitis C is a virus in the Flaviviridae virus family. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, and Genelabs Technologies, Inc. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C. Patents in countries outside the U.S. are awarded to the first to file on an invention, and we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs or another company to determine the priority of invention of the use of these compounds to treat hepatitis C. If such an interference is initiated and it is determined that we were not the first to invent the target use of these compounds under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
      The U.S. Supreme Court, in Merck KGaA v. Integra Lifesciences I, Ltd., et al., recently addressed the limits of the exemption from patent infringement that was enacted as part of the Drug Price Competition and Patent Term Extension Act of 1994. The patent infringement exemption (codified at 35 USC§ 271(e)(1)) permits drug developers and manufacturers to perform the experiments needed to obtain FDA approval of their drugs without incurring liability for patent infringement, even if their activities infringe other’s patent rights. A number of companies have filed patent applications and have obtained patents covering research methods and materials for the discovery of drugs for the treatment of hepatitis B, hepatitis C and HIV. If our drug discovery activities go outside of the bounds articulated in this Supreme Court decision, and fall within the claims of and thus infringe infringe a third party patent, we will need to buy these research products or license the research methods from a company authorized to sell such products or license such methods, which may not be available to us on reasonable terms or at all.
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
     To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Other Factors
We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.
     Currently, we are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, there can be no assurance that we will be able to realize this result. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities or be required to defer necessary reporting. Any such action could adversely affect the market price of our common stock.
All of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2005, we had outstanding 48,233,942 shares of common stock. Subject to satisfaction of certain requirements of federal securities laws, all of these shares may be resold in the public market at any time. In addition, as of July 31, 2005, we have options outstanding to purchase 3,822,874 shares of our common stock . When issued upon exercise of such options, these shares can be freely sold in the public market. Any of these sales may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     The holders of an aggregate of 36,194,463 shares of common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, we have filed a registration statement covering the shares of common stock that we may issue under our employee benefit plans. Subject to the restrictions included within the lockup agreements executed by employee benefit plan participants in connection with our initial public offering,
Fluctuation of our quarterly results may cause our stock price to decline, resulting in losses to you.
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
An investment in our common stock may decline in value as a result of announcements of business developments by us or our competitors.
     The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S government guaranteed debt obligations, repurchase agreements with major financial institutions, and certain corporate debt securities, with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. Since our investments have effective maturities that are short term in duration and the investments are denominated in U.S. dollars, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item  1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
     None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-111157) in connection with our initial public offering was declared effective by the SEC on July 21, 2004. We completed our initial public offering on July 27, 2004.
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
(c) Repurchase of Securities
     None.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on June 7, 2005.
     The stockholders elected the directors named below to serve until the next annual meeting of stockholders or until his or her successor is elected and qualified or if earlier until her or his death, resignation or removal. The tabulation of votes with respect to the election of such directors was as follows:

	Total Vote	Total Vote
	For:	Withheld:
Jean-Pierre Sommadossi	34,577,414	1,095,638
Charles W. Cramb	34,581,571	1,091,481
Thomas Ebeling	34,355,869	1,317,183
Wayne Hockmeyer	34,575,171	1,097,881
Thomas Hodgson	34,581,571	1,091,481
Robert Pelzer	34,355,869	1,317,183
Denise Pollard-Knight	34,342,571	1,330,481
Pamela Thomas Graham	34,552,171	1,120,881

     As of the date of this Quarterly Report on Form 10-Q, our Board of Directors consists of Jean-Pierre Sommadossi, Charles W. Cramb, Thomas Ebeling, Wayne Hockmeyer, Thomas Hodgson, Robert Pelzer, Denise Pollard-Knight and Pamela Thomas-Graham. Currently, there is one vacancy on the Board of Directors.
     In addition to the election of directors, the stockholders voted to approve the adoption of the 2005 Stock Incentive Plan pursuant to which stock options, restricted stock awards, stock appreciation and other stock and stock based awards may be granted to our directors, officers, employees, consultants and advisors and officers, employees, directors, consultants and advisors of our subsidiaries and other business ventures in which we have a substantial interest. The tabulation of votes with respect to the approval of the adoption of the 2005 Stock Incentive Plan was 32,013,642 votes in favor, 678,733 votes against and 100 votes abstaining. There were 2,980,577 broker non-votes on this matter.
     The stockholders also voted to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2005. The tabulation of votes with respect to the ratification of the selection of PricewaterhouseCoopers LLP was 35,667,952 votes in favor, 5,100 votes against and zero votes abstaining.
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

Date: August 3, 2005	By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2005	By:	/s/ David A. Arkowitz

David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit	Description
No.
10.1	Indenture of Lease dated June 8, 2005 by and between Idenix Pharmaceuticals, Inc. and One Kendall Square Associates LLC (incorporated by reference to exhibit 10.1 to Form 8-K filed with the SEC on June 13, 2005)

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to Form 8-K filed with the SEC on June 13, 2005)

10.3	Form of Non-Statutory Stock Option Agreement (incorporated by reference to exhibit 10.3 to Form 8-K filed with the SEC on June 13, 2005)

10.4 *	2005 Stock Incentive Plan

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.