Form 10-Q
period 2005-09-30
IDENIX PHARMACEUTICALS INC
filed 2005-11-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 000-49839
Idenix Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-0478605 (IRS Employer Identification No.)

60 Hampshire Street Cambridge, MA (Address of Principal Executive Offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: (617) 995-9800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 55,632,622 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,807	$42,083
Restricted cash	411	—
Marketable securities	61,042	38,429
Accounts receivable, related party	16,660	16,243
Prepaid expenses and other current assets	4,166	3,231

Total current assets	124,086	99,986
Property and equipment, net	9,793	6,805
Restricted cash	750	750
Marketable securities	12,001	76,754
Income taxes receivable	832	370
Investment	500	500
Other assets	2,642	1,953

Total assets	$150,604	$187,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,143	$4,619
Accrued expenses	20,431	15,300
Deferred rent	192	50
Deferred revenue, related party	8,683	9,695
Income taxes payable	214	199

Total current liabilities	31,663	29,863
Long-term obligations	2,757	3,691
Deferred rent, net of current portion	1,908	1,455
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	28,219	38,779

Total liabilities	68,819	78,060
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000,000 shares authorized at September 30, 2005 and December 31, 2004; 48,300,792 and 47,857,887 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	349,276	340,938
Deferred compensation	(763)	(1,987)
Accumulated other comprehensive (loss) income	(302)	136
Accumulated deficit	(266,474)	(230,077)

Total stockholders’ equity	81,785	109,058

Total liabilities and stockholders’ equity	$150,604	$187,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Revenues:
License fees and collaborative research and development — related party	$15,506	$17,052
Government research grants	124	127

Total revenues	15,630	17,179
Operating expenses (1):
Research and development	21,488	19,048
General and administrative	4,800	4,205
Sales and marketing	4,222	1,840

Total operating expenses	30,510	25,093

Loss from operations	(14,880)	(7,914)
Investment income, net	717	521
Other (expense) income	(2)	1

Loss before income taxes	(14,165)	(7,392)
Income tax benefit	467	39

Net loss	$(13,698)	$(7,353)

Net loss per common share:
Basic	$(0.28)	$(0.17)
Diluted	$(0.28)	$(0.17)
Shares used in calculation of net loss per share common share:
Basic	48,220	44,520
Diluted	48,220	44,520

(1)	During the three months ended September 30, 2005 and 2004, stock-based compensation expenses included in operating expenses amounted to approximately:

	Three Months Ended September 30,
	2005	2004
Research and development	$227	$297
General and administrative	88	201
Sales and marketing	24	31

	$339	$529

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenues:
License fees and collaborative research and development — related party	$46,315	$76,371
Government research grants	300	259

Total revenues	46,615	76,630
Operating expenses (1):
Research and development	63,141	55,142
General and administrative	14,744	10,942
Sales and marketing	8,055	3,653

Total operating expenses	85,940	69,737

(Loss) income from operations	(39,325)	6,893
Investment income, net	2,339	665
Other expense	(4)	(1)

(Loss) income before income taxes	(36,990)	7,557
Income tax benefit	593	153

Net (loss) income	$(36,397)	$7,710

Net (loss) income per common share:
Basic	$(0.76)	$0.20
Diluted	$(0.76)	$0.19
Shares used in calculation of net (loss) income per common share:
Basic	48,100	39,190
Diluted	48,100	41,361

(1)	During the nine months ended September 30, 2005 and 2004, stock-based compensation expenses included in operating expenses amounted to approximately:

	Nine Months Ended September 30,
	2005	2004
Research and development	$744	$915
General and administrative	475	580
Sales and marketing	87	97

	$1,306	$1,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(36,397)	$7,710
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,500	889
Stock-based compensation expense	1,306	1,592
Gain on sale of marketable securities	(384)	—
Revenue adjustment for contingently issuable shares	2,451	1,850
Changes in operating assets and liabilities:
Accounts receivable, related party	(417)	(3,050)
Prepaid expenses and other current assets	(1,004)	12
Income taxes receivable	(462)	—
Other assets	(694)	155
Accounts payable	(2,387)	(1,056)
Accrued expenses	5,450	1,073
Deferred rent	594	(38)
Deferred revenue	—	(35)
Deferred revenue, related party	(7,276)	(8,561)
Income taxes payable	(77)	(180)
Long-term obligations	(899)	(944)

Net cash used in operating activities	(38,696)	(583)
Cash flows from investing activities:
Purchase of property and equipment	(4,716)	(2,859)
Restricted deposits	(411)	20
Purchases of marketable securities	(18,010)	(42,742)
Proceeds from sales or maturities of marketable securities	60,560	—

Net cash provided by (used in) investing activities	37,423	(45,581)
Cash flows from financing activities:
Net proceeds from sale of common stock in initial public offering and private placement	—	133,409
Proceeds from exercise of common stock options	1,257	870
Repayment of capital lease obligations	—	(2)

Net cash provided by financing activities	1,257	134,277
Effect of changes in exchange rates on cash and cash equivalents	(260)	(63)

Net (decrease) increase in cash and cash equivalents	(276)	88,050
Cash and cash equivalents at beginning of period	42,083	43,485

Cash and cash equivalents at end of period	$41,807	$131,535

Supplemental disclosure of cash flow information:
Taxes paid	$28	$178
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$6,747	$7,359
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
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead product candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2004 and September 30, 2005, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.
     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements with multiple deliverables entered into or modified on or after July 1, 2003. The Company presently has no revenue arrangements required to be accounted for under EITF No. 00-21.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Government Research Grant Revenue – Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.
Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and to the extent deemed temporary, unrealized losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the investment to market through a charge to the consolidated statement of operations. Realized gains and losses are determined on the specific identification method and are included in investment income. The Company classifies its marketable securities with remaining maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining maturities greater than 12 months as non-current marketable securities, unless it is not expected to hold the investment to maturity.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 (revised 2004) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS No. 123 (revised 2004) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS No. 123 (revised 2004) in the first quarter of fiscal 2006 and has not yet determined the impact of adoption on the consolidated financial position or results of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value using the Black-Scholes method at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net (loss) income and net (loss) income per common share would have approximated the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net (loss) income:
Net (loss) income — as reported	$(13,698)	$(7,353)	$(36,397)	$7,710
Add stock-based employee compensation expense included in reported net (loss) income	339	529	1,306	1,592
Deduct stock-based employee compensation expense determined under fair value method	(1,707)	(844)	(4,853)	(2,248)

Net (loss) income — pro forma	$(15,066)	$(7,668)	$(39,944)	$7,054
Net (loss) income per share:
Basic — as reported	$(0.28)	$(0.17)	$(0.76)	$0.20
Basic — pro forma	$(0.31)	$(0.17)	$(0.83)	$0.18
Diluted — as reported	$(0.28)	$(0.17)	$(0.76)	$0.19
Diluted — pro forma	$(0.31)	$(0.17)	$(0.83)	$0.17
The assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.05%	3.55%	3.91%	3.24%
Expected option term (in years)	5	5	5	5
Expected volatility	75%	85%	83%	21%
Basic and Diluted Net (Loss) Income per Common Share
     The Company accounts for and discloses net (loss) income per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. These potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4) and restricted stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net (loss) income per common share:
Net (loss) income	$(13,698)	$(7,353)	$(36,397)	$7,710
Common Shares:
Weighted average number of common shares outstanding for basic net (loss) income per share:	48,220	44,520	48,100	39,190
Net effect of dilutive stock options	—	—	—	1,226
Effect of contingently issuable shares subject to Novartis stock purchase rights	—	—	—	945

Weighted average number of common shares outstanding for diluted net (loss) income per share:	48,220	44,520	48,100	41,361
Basic net (loss) income per common share	$(0.28)	$(0.17)	$(0.76)	$0.20
Diluted net (loss) income per common share	$(0.28)	$(0.17)	$(0.76)	$0.19

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Options	3,826	3,003	3,826	205
Shares contingently issuable to related party	1,254	945	1,254	—
Restricted stock	13	100	13	—
3. COMPREHENSIVE (LOSS) INCOME
     For the three and nine months ended September 30, 2005 and 2004, respectively, comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net (loss) income	$(13,698)	$(7,353)	$(36,397)	$7,710
Changes in other comprehensive (loss) income:
Foreign currency translation adjustment	(31)	—	(462)	(72)
Unrealized gain (loss) on investments	72	(28)	24	(28)

Total comprehensive (loss) income	$(13,657)	$(7,381)	$(36,835)	$7,610

4. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. Novartis paid the Company a license fee of $75,000,000 for its lead HBV product candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV product candidates and will make milestone payments, which could total up to $35,000,000, upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
     Novartis also acquired an option to license the Company’s HCV and other product candidates. If Novartis exercises its option to collaborate on valopicitabine, the Company’s initial HCV product candidate, it would be required to provide development funding and pay the Company up to $525,000,000 in license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine, also known as, NM283.
     The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by the Company in connection with the development of its HBV product candidates. Pursuant to a cost sharing arrangement with Novartis, the Company is also reimbursed for certain registration expenses and phase IIIb/IV clinical trial costs associated with telbivudine, net of certain qualifying costs incurred by Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of the completion of the public offering in October 2005, Novartis owns approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $75,000,000 license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company has included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company has estimated that the performance period during which the development of the HBV product candidates and valopicitabine would occur is a period of approximately six and one-half years following the effective date of the development agreement that the Company entered into with Novartis, or December 2009. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
     Additionally, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, will be recorded as a reduction of the license fee associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
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
     As of September 30, 2005, this Novartis stock subscription right has reduced the license fee by a cumulative total of $22,182,000 and has been reclassified to additional paid-in capital. Of this amount, $17,069,000 has been recorded as a reduction of deferred revenue as of September 30, 2005 with the remaining amount of $5,113,000 recorded as a reduction of revenue. The Company recorded a $1,554,000 reduction of revenue for the three months ended September 30, 2005 and a $611,000 increase to revenue for the three months ended September 30, 2004 associated with this stock subscription right. The Company recorded $2,451,000 and $1,850,000 of this reduction of revenue for the nine months ended September 30, 2005 and 2004, respectively.
5. SUBSEQUENT PUBLIC OFFERING OF COMMON STOCK
     On October 31, 2005, the Company completed a public offering of 7,278,020 shares of its common stock at a purchase price to the public of $20.61 per share, resulting in proceeds to the Company of approximately $145,500,000, after deducting underwriting discounts and commissions and estimated offering expenses. Of the shares offered and sold by the Company, 3,939,131 shares were sold to Novartis.
6. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of September 30, 2005 and December 31, 2004 are as follows:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	September 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(In thousands)
Type of security:
Money market funds	$6,335	$—	$—	$6,335
Corporate debt securities	41,857	—	(221)	41,636
U.S. Treasury securities and obligations of U.S. government agencies	17,504	—	(85)	17,419
Taxable auction rate securities	17,492	1	(13)	17,480
Accrued interest	616	—	—	616

	$83,804	$1	$(319)	$83,486

	September 30,	December 31,
	2005	2004
	(In thousands)
Contractual maturity:
Maturing in one year or less	$71,485	$59,505
Maturing after one year through two years	2,000	40,679
Maturing after two years through ten years	3,000	15,500
Maturing after ten years	7,001	20,575

	$83,486	$136,259

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
	(In thousands)
Type of security:
Money market funds	$13,040	$—	$—	$13,040
Corporate debt securities	40,102	26	(232)	39,896
U.S. Treasury securities and obligations of U.S. government agencies	34,252	—	(137)	34,115
Taxable auction rate securities	48,570	—	—	48,570
Accrued interest	638	—	—	638

	$136,602	$26	$(369)	$136,259

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities. All securities with contractual maturities greater than two years are taxable auction rate securities.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	September 30,	December 31,
	2005	2004
	(In thousands)
Classification in balance sheets:
Cash equivalents	$10,443	$21,076
Marketable securities	61,042	38,429
Marketable securities, non-current	12,001	76,754

	$83,486	$136,259

     The cash equivalent amounts of $10,443,000 and $21,076,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at September 30, 2005 and December 31, 2004, respectively.
7. ACCOUNTS RECEIVABLE
     Accounts receivable consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accounts receivable, related party	$2,026	$—
Unbilled accounts receivable, related party	14,634	16,243

	$16,660	$16,243

     Unbilled accounts receivable are revenues earned under collaborative agreements that have not been billed at September 30, 2005 and December 31, 2004. All related party billed and unbilled accounts receivable are due from Novartis.
8. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Research and development contract costs	$12,562	$8,064
Payroll and employee benefits	3,278	2,649
Professional fees	1,059	2,412
License fees	1,000	1,000
Other	2,532	1,175

	$20,431	$15,300

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
9. LEGAL CONTINGENCIES
Hepatitis C Product Candidates
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
Hepatitis B Product Candidates
     In addition to the Leave Period matter noted above, the Company was notified in January 2004, February 2005 and June 2005, that UABRF believes that patent applications which the Company has licensed from UABRF can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. In July 2005, UABRF filed this continuation patent application. The Company disagrees with UABRF’s assertion. If UABRF pursues such patent claims, they could assert that the obligations of the Company arising under the license agreement with respect to licensed technology (including the amount and manner of payments due) are applicable to the Company’s intended use of telbivudine to treat hepatitis B. The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. If UABRF’s position were to be upheld, and telbivudine was found to be covered by the agreement, the Company could be required to pay UABRF $15,000,000 related to the upfront payment received from Novartis. In addition, the Company could have to pay future royalties to UABRF. The Company does not believe that it is probable that UABRF’s position will be upheld.
Indemnification
     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development agreement. Under the development agreement and the stock purchase agreement, the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C product candidates, including representations regarding the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the development agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.
10. EQUITY INCENTIVE PLANS
     In June 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan, as approved by the Company’s stockholders, provided for the authorization of Awards covering an aggregate of 2,200,000 shares of common stock plus 800,000 shares previously authorized for issuance under the 2004 Stock Incentive Plan. In October 2005, the Company’s Board of Directors reduced the number of shares of common stock reserved for issuance under the 2005 Plan to 1,400,000 shares.
11. COLLABORATIVE AGREEMENTS AND CONTRACTS
     On October 24, 2005, the Company entered into an agreement with the Universita’ degli Studi di Cagliari (the “University of Cagliari”). This agreement further amends the Co-Operative Antiviral Research Activity Agreement, dated January 4, 1999, between the University of Cagliari and the Company’s French subsidiary, as amended, and the License Agreement, dated December 14, 2000, between the University of Cagliari and the Company, as amended (the “License Agreement”). The agreement provides that the Company will pay to the University of Cagliari certain fees if the Company receives payments in the future from an affiliate of the Company with respect to the technology licensed to the Company pursuant to the License Agreement.
12. RELATED PARTY TRANSACTIONS
     Prior to June 7, 2005, the Company had on its board of directors a partner in the law firm of Wilmer Cutler Pickering Hale and Dorr LLP. The Company retains Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. The Company incurred legal expenses of $120,000 and $578,000 during the nine months ended September 30, 2005 and 2004, respectively, for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP during the period in which such law firm partner was on the Company's board of directors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information and Factors That May Affect Future Results
     This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projections,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
Overview
     Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of products for the treatment of human viral and other infectious diseases. Our current focus is on the treatment of infections caused by hepatitis B virus, or HBV, hepatitis C virus, or HCV and human immunodeficiency virus, or HIV. Each of telbivudine and valtorcitabine, our product candidates for the treatment of HBV, and valopicitabine, our product candidate for the treatment of HCV, is a nucleoside or nucleoside analog that we believe may have one or more therapeutic features that will afford competitive advantages to our product candidates over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. Each of the product candidates that we are developing is selective and specific, may be administered orally once a day, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
The following table summarizes key information regarding our pipeline of product candidates:

	Drug		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HBV	telbivudine (L-nucleoside)	Telbivudine achieved the primary endpoint in our phase III registration trial, referred to as the GLOBE study, in July 2005. Submission to the United States Food and Drug Administration, or FDA, of a new drug application, or NDA, based on one-year data from this phase III registration trial is anticipated in December 2005. In addition to the GLOBE study, a phase III trial in patients with liver failure, or decompensated liver disease, is ongoing. Also ongoing are marketing trials that are intended to provide additional product data at the time of commercial launch of telbivudine.	NDA

HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.	phase III

	Drug		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HCV	valopicitabine (NM283) (Nucleoside analog)	This product candidate is being developed as a potentially more effective alternative to ribavirin in interferon-based therapy for patients that have failed prior therapy, referred to as treatment-refractory patients, and for patients that have not been treated for chronic HCV infection, referred to as treatment-naive patients.

		Treatment-Refractory Patients	phase III

A phase IIb clinical trial of the combination of valopicitabine and pegylated interferon in treatment-refractory patients is ongoing. The data to date indicate that after 12 weeks of treatment with the combination of one daily dose of 800 milligrams of valopicitabine and once a week pegylated interferon there was a statistically significant improvement in patients’ viral load reduction and early viral response rates compared to retreatment with the current standard of treatment. Early viral response is defined as a reduction of at least 2 log10, or 99% or more, of HCV levels in a patient’s blood.

		Treatment-Naive Patients	phase III

A phase IIa clinical trial of the combination of valopicitabine and pegylated interferon in treatment-naive patients is ongoing. The preliminary data indicate a mean reduction from baseline levels of hepatitis C virus in patients’ blood serum of 4.2 log10, or more than a 99.99% reduction in viral load, at week 24 in nine patients receiving the combination therapy. A phase IIb clinical trial of the combination of valopicitabine and pegylated interferon in treatment naive patients is also ongoing. We anticipate completing enrollment of this trial by the end of 2005.

HCV	NV-08 (Nucleoside analogs)	Preclinical evaluation of product candidates from this program is in progress. This program consists of structurally different chemical classes than valopicitabine. We are seeking a candidate that may be developed for use in combination with valopicitabine.	phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitors or NNRTIs)	Lead compounds from two novel series are being evaluated in preclinical studies. We expect to file an investigational new drug application, or IND, in 2006 for one of the most promising product candidates among these lead compounds.	phase I*

*	Phase I clinical trial is expected to incorporate certain of the objectives of a phase II clinical trial.
     In October 2005, we completed a public offering of our common stock. In this transaction we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock sold to Novartis. From this sale of stock we received approximately $145.5 million in proceeds, after deducting underwriting discounts and commissions and offering expenses.
     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. Novartis paid us a license fee of $75 million for our lead HBV product candidates, telbivudine and valtorcitabine, has agreed to provide development funding for these HBV product candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
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
     In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV product candidate.
     Novartis has the right to purchase from us that number of shares of our common stock as is required to enable Novartis to maintain its percentage ownership in our company that it acquired in May 2003. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock. After giving effect to the completed public offering on October 31, 2005, Novartis owned approximately 56% of our outstanding common stock.
     All of our product candidates are currently in preclinical or clinical development. To commercialize our product candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain required regulatory approvals. We do not expect to submit an NDA to the FDA for a product candidate we are developing prior to December 2005. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our product candidates. Accordingly, we expect our sources of funding for the next several years to include the reimbursement of expenses we may incur in connection with the development of licensed product candidates, license fees relating to valopicitabine and other product candidates we may successfully develop and license and milestone payments under existing and future collaborative arrangements. We may also need to seek additional financing to fund our future operations.
     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities and the expansion of our sales, operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.
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
     Pursuant to our development agreement with Novartis, after it licenses a product candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its right to license our product candidates generally requires that Novartis exercise the option for each such product candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new product.

Results of Operations
Comparison of Three Months Ended September 30, 2005 and 2004
     Revenues
     Total revenues were $15.6 million for the three months ended September 30, 2005 as compared with $17.2 million for the three months ended September 30, 2004.
     Total revenues for the three months ended September 30, 2005 were primarily comprised of $15.5 million in related party revenue from Novartis consisting of $0.9 million in license fee revenue, net of a $1.6 million reduction due to Novartis stock subscription rights, and $14.6 million for reimbursement of research and development expenses, net of a $0.2 million cost sharing arrangement for expenses incurred by Novartis for certain registration expenses and phase IIIb clinical trials associated with telbivudine.
     Total revenues for the three months ended September 30, 2004 were primarily comprised of $17.1 million in related party revenue from Novartis, consisting of $3.0 million in license fee revenue, including $0.6 million associated with the termination of certain Novartis stock subscription rights, and $14.1 million for reimbursement of research and development expenses.
     The decrease in revenues of $1.6 million for the three months ended September 30, 2005 in comparison with the prior reporting period was primarily due to the impact of revenue reductions related to the Novartis stock subscription rights.
     Research and Development Expenses
     Research and development expenses were $21.5 million for the three months ended September 30, 2005 as compared with $19.0 million for the three months ended September 30, 2004. The increase of $2.5 million was primarily due to an increase of $1.2 million in expenses for third-party contractors, principally associated with phase III clinical trials of telbivudine and phase IIb clinical trials of valtorcitabine and valopicitabine. The increase was also due to an increase of $0.9 million in salary and other payroll-related expenses reflecting increased hiring of personnel as we expand our research and development activities.
     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to these activities and we engage in a greater number of later stage clinical trials.
     General and Administrative Expenses
     General and administrative expenses were $4.8 million for the three months ended September 30, 2005 as compared with $4.2 million for the three months ended September 30, 2004. The increase of $0.6 million was primarily due to an increase in salary and payroll-related expenses associated with the hiring of additional personnel as we expand our operations.
     We expect that our general and administrative expenses will increase in the future as we continue to expand our finance and accounting staff, maintain and enforce our patents and implement new computer systems.
     Sales and Marketing Expenses
     Sales and marketing expenses were $4.2 million for the three months ended September 30, 2005 as compared with $1.8 million for the three months ended September 30, 2004. The increase of $2.4 million was primarily due to an increase of $1.6 million in consulting expenses and an increase of $0.7 million in salary and payroll-related expenses as we engage in additional marketing activities in anticipation of the expected commercial launch of telbivudine.

     We expect that sales and marketing expenses will increase significantly in the future as we increase our marketing activities, build a commercial infrastructure, hire additional marketing staff and recruit a specialized sales force in the U.S. and Europe in anticipation of the marketing and sale of product candidates which we may successfully develop and commercialize in the future.
     Investment Income, Net
     Net investment income was $0.7 million for the three months ended September 30, 2005 as compared with $0.5 million for the three months ended September 30, 2004. The increase of $0.2 million was primarily the result of higher average cash and marketable securities balances held during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 due to the receipt of net proceeds of $132.6 million from the initial public offering and concurrent private placement of our common stock to Novartis in July 2004.
     Income Taxes
     Income tax benefit was approximately $0.5 million for the three months ended September 30, 2005 as compared with $39,000 for the three months ended September 30, 2004. The income tax benefit for the three months ended September 30, 2005 was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits relating to increased research spending in our facilities in France and Italy. Our income tax expense generally consists of tax expenses incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
Comparison of Nine Months Ended September 30, 2005 and 2004
     Revenues
     Total revenues were $46.6 million for the nine months ended September 30, 2005 as compared with $76.6 million for the nine months ended September 30, 2004.
     Total revenues for the nine months ended September 30, 2005 were primarily comprised of $46.3 million in related party revenue from Novartis consisting of $4.8 million in license fee revenue, net of a $2.5 million reduction due to Novartis stock subscription rights, and $41.5 million for reimbursement of research and development expenses, net of a $0.8 million cost sharing arrangement for expenses incurred by Novartis for certain registration expenses and phase IIIb clinical trials associated with telbivudine.
     Total revenues for the nine months ended September 30, 2004 were primarily comprised of $76.4 million in related party revenue from Novartis, consisting of $6.7 million in license fee revenue, net of a $1.8 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue associated with achievement of certain milestones for valopicitabine, and $44.7 million for reimbursement of research and development expenses.
     The decrease in revenues of $30.0 million for the nine months ended September 30, 2005 in comparison with the prior reporting period was primarily due to the $25.0 million milestone payment received in June 2004 from Novartis on valopicitabine, lower reimbursements from Novartis as the cost of materials associated with clinical trials on telbivudine decreased in 2005 and the impact related to Novartis stock subscription rights.
     Research and Development Expenses
     Research and development expenses were $63.1 million for the nine months ended September 30, 2005 as compared with $55.1 million for the nine months ended September 30, 2004. The increase of $8.0 million was principally due to an increase of $4.5 million in expenses for third-party contractors, primarily for clinical trials of telbivudine and valopicitabine, and an increase of $2.5 million in salary and other payroll-related expenses as we expand our research and development activities.

     General and Administrative Expenses
     General and administrative expenses were $14.7 million for the nine months ended September 30, 2005 as compared with $10.9 million for the nine months ended September 30, 2004. The increase of $3.8 million was primarily due to an increase in salary and payroll-related expenses, an increase in costs for directors’ and officers’ liability insurance coverage associated with being a public company and an increase in professional fees in support of our growing operations.
     Sales and Marketing Expenses
     Sales and marketing expenses were $8.1 million for the nine months ended September 30, 2005 as compared with $3.7 million for the nine months ended September 30, 2004. The increase of $4.4 million was primarily due to an increase of $2.8 million in consulting expenses and an increase of $1.4 million in salary and payroll-related expenses attributable to marketing activities in anticipation of the expected commercial launch of telbivudine.
     Investment Income, Net
     Net investment income was $2.3 million for the nine months ended September 30, 2005 as compared with $0.7 million for the nine months ended September 30, 2004. The increase of $1.6 million was the result of higher cash and marketable securities balances held during the nine months ended September 30, 2005 due to the receipt of proceeds from our initial public offering and concurrent private placement of our common stock to Novartis in July 2004.
     Income Taxes
     Income tax benefit was approximately $0.6 million for the nine months ended September 30, 2005 as compared with $0.2 million for the nine months ended September 30, 2004. The increase in the income tax benefit for the nine months ended September 30, 2005 was primarily due to higher amounts our French subsidiary has received or is expected to receive for certain research and development credits relating to increased research spending in our facilities in France and Italy.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV product candidates, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from an initial public offering and concurrent private placement of our common stock in July 2004, net proceeds from the public offering of our common stock in October 2005 and proceeds from the exercise of stock options.
     In July 2004, we completed an initial public offering and concurrent private placement in which we issued and sold 4,600,000 shares of common stock in the public offering and 5,400,000 shares of common stock to Novartis in the private placement. We received approximately $132.6 million in net proceeds from these offerings, after deducting underwriting discounts and commissions and offering expenses.
     On October 31, 2005, we completed a public offering in which we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock sold to Novartis. We received approximately $145.5 million in proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses.
     We had $41.8 million and $42.1 million in cash and cash equivalents as of September 30, 2005 and December 31, 2004, respectively. We also invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. We had $61.0 million and $38.4 million in current marketable securities as of September 30, 2005 and December 31, 2004, respectively. We had $12.0 million and $76.8 million in non-current marketable securities as of September 30, 2005 and December 31, 2004, respectively.
     Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2005 compared to net cash used in operating activities of $0.6 million for the nine months ended September 30, 2004. The net cash used in operating activities for the nine months ended September 30, 2005 was primarily attributable to the net loss for the period adjusted for a decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003. This decrease was offset by an increase in accrued expenses associated with higher research and development spending. The net cash used in operating activities for the nine months ended September 30, 2004 was primarily due to decreases in accounts payable and deferred revenue and an increase in accounts receivable due to greater amounts of research and development expenses being reimbursed by Novartis. These amounts were offset by net income for the period, resulting in part from recognition of a $25.0 million milestone payment from Novartis in the second quarter of 2004 and adjusted for non-cash charges for stock-based compensation and depreciation.
     Net cash provided by investing activities was $37.4 million for the nine months ended September 30, 2005 compared to net cash used in investing activities of $45.6 million for the nine months ended September 30, 2004. The net cash provided by investing activities for the nine months ended September 30, 2005 was primarily due to net proceeds from sales of our marketable securities, net of purchases of marketable securities, to fund operations. This increase was offset by capital expenditures primarily for leasehold improvements and computer software. The net cash used in investing activities for the nine months ended September 30, 2004 was primarily due to the investment of a portion of the net proceeds from our initial public offering and concurrent private placement in marketable securities and capital expenditures primarily on leasehold improvements for our facilities in Cambridge, Massachusetts and Cagliari, Italy.
     Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2005 compared to net cash provided by financing activities of $134.3 million for the nine months ended September 30, 2004. The net cash provided by financing activities for the nine months ended September 30, 2005 was due to proceeds from the exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2004 was primarily due to net proceeds from the initial public offering and concurrent private placement completed in July 2004.
     Set forth below is a description of our contractual obligations as of September 30, 2005:

	Payments Due by Period
			One to
Contractual		Less Than	Three	Four to	After Five
Obligations	Total	One Year	Years	Five Years	Years
			(in thousands)
Operating leases	$21,048	$2,421	$5,393	$5,164	$8,070
Consulting, employment and other agreements	17,508	8,717	4,916	3,760	115

Total contractual obligations	$38,556	$11,138	$10,309	$8,924	$8,185

     In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The lease term is 12 years expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling us to purchase the building in which the leased space is located at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.
     In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. The initial lease term is for a period of 54 months expiring in March 2010. The lease agreement also provides us with an option, exercisable not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that we will occupy. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2006.
     We have certain potential milestone payment obligations under the exclusive license agreement that we entered into with the University of Alabama Research Foundation, or UABRF, in June 1998 and July 1999, that we refer to as the UAB license agreement, our settlement agreement with Sumitomo, and our settlement agreement with UABRF entered into in connection with the resolution of matters relating to certain of our hepatitis C product candidates. The license agreement with UABRF provides for aggregate milestone payments of $1.3 million for each disease indication for which the licensed technology is used. Of this aggregate amount, $0.3 million is payable upon submission of an investigational new drug application or IND, for a product candidate that is covered by claims in patents or patent applications licensed from UABRF and $1.0 million is payable upon approval of an NDA for a product candidate that is covered by claims in patents or patent applications licensed from UABRF. We do not believe that any of the product candidates we are currently developing or those which we currently expect to develop will trigger payments or otherwise result in future obligations under the UAB license agreement. However, if the licensors disagree, they may assert claims to these milestone payments and to additional amounts. The settlement agreement with UABRF, which we entered into in connection with the resolution of matters relating to our hepatitis C product candidate, provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our Chief Executive Officer during the period from November 1, 1999 to November 1, 2000. Such hepatitis C products would include valtorcitabine if successfully developed and commercialized.
     We believe that the net proceeds from the public offering we completed in October 2005, together with our current cash and cash equivalents and marketable securities and funding we expect to receive from Novartis relating to the development of our HBV product candidates will be sufficient to satisfy our anticipated cash needs for at least the next 24 months. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. No changes to those critical accounting policies have been effected during the three months ended September 30, 2005.
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
     We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell any products we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     We estimate that our December 31, 2005 cash, cash equivalents and marketable securities balance will approximate $229 million to $237 million. We believe that this balance and the development expense funding by Novartis for our licensed product candidates, will be sufficient to satisfy our anticipated cash needs for at least the next 24 months. However, we may need or choose to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts.
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
     Our future capital needs will also depend more generally on many other factors, including:
•	the costs of launching telbivudine and any of our other product candidates if such product candidates are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current drug development programs for HBV, HCV and HIV;

•	the cost of obtaining, maintaining and defending patents on our product candidates and processes;

•	the cost of establishing arrangements for manufacturing;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or undertaking development and commercialization efforts for any additional product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements relating to our product candidates.
     We estimate that we will incur significant costs to complete and file our NDA for telbivudine and to complete the clinical trials and other studies required to enable us to file NDAs with the FDA for valtorcitabine and valopicitabine, or NM283, our HCV product candidate, assuming we continue our development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
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
     Our product candidates are under development and we are starting to recruit sales personnel to establish a direct sales force for the markets in which we will co-promote or co-market drugs we successfully develop and for which we receive regulatory approval. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult to recruit qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire and train qualified sales personnel to establish a direct sales force. We expect to incur significant expense in establishing and expanding our sales force and we may incur a substantial amount of these costs before our product candidates have been approved for marketing.
Our market is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.
     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target viral diseases, including the same diseases we are targeting. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. For example, we are aware that entecavir, a nucleoside analog, has recently been approved by the FDA for the treatment of hepatitis B infection and has been commercially launched in the

United States. In addition, we believe that a significant number of drugs, currently under development, may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, or better marketed and sold, than any of our products. Many of our competitors have:
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
     Even if our product candidates are successfully developed, our success and growth will depend upon the acceptance of these candidates by physicians, healthcare professionals and third-party payers. Acceptance will be a function of our products being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. Lamivudine, adefovir dipivoxil and entecavir are small molecule therapeutics currently approved for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin. We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop achieve market acceptance, we may not be able to maintain that market acceptance over time if:
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
     We have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes and initiate our preparations for the commercial launch of telbivudine, we are expanding our development, regulatory, manufacturing, marketing and sales capabilities and may contract with third parties to provide these capabilities for us. Such expansion of capabilities is requiring us to invest substantial cash and management resources. If the development or commercialization of any of our product candidates is delayed or terminated, we will have incurred significant unrecoverable costs in connection with the expansion of our administrative and operational capabilities at a time earlier than necessary, if necessary at all.
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
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. For example, we are recognizing the license fee and other upfront payments under our development agreement with Novartis over a development period that we have set. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. This, in turn, could adversely affect our stock price.
We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.
     Currently, we are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to audit and express an opinion on, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, there can be no assurance that we will be able to realize this result. Our evaluation may also reveal material weaknesses or other shortcomings in our internal controls that will require us to implement new and potentially costly additional controls. If we determine that there is a material weakness in our internal controls, we will be obligated to make public disclosure of the determination. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities or be required to defer necessary reporting. Any such action could adversely affect the market price of our common stock.
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
     Based on the results from the first year of our ongoing phase III pivotal clinical trial for the use of telbivudine for the treatment of HBV infection, we and Novartis are planning to file an NDA with the FDA. The data from our phase III trial of telbivudine appear to be positive; however, new information may arise from our continuing analysis of the data that may be less favorable than currently anticipated. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their products performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain FDA approval for those products. We do not anticipate submitting the first applications for such regulatory approval for telbivudine prior to the end of 2005. Furthermore, even after we complete the submission, the FDA may not accept our submission as complete, may request additional information from us, including data from additional clinical trials, and ultimately may not grant marketing approval for telbivudine.
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
     Any of the following could delay the completion of our ongoing and planned clinical trials:
•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from, or suspensions or terminations by, institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rate of patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials; or

•	serious or unexpected drug-related side effects experienced by participants in our clinical trials.
     If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to complete phase III clinical trials of telbivudine or submit an NDA for telbivudine;

•	we may be unable to advance the clinical development of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of our other HCV product candidates, our HIV product candidates or other product candidates, if any;

•	Novartis may choose not to license our product candidates other than telbivudine and valtorcitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue research and development of our product candidates.
If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our product candidates.
     Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which is a rigorous set of requirements. In addition, facilities manufacturing our product candidate must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
     Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from a particular product candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These restrictions may limit the size of the market for the product. Additionally, product candidates we successfully develop could be subject to post market surveillance and testing.
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
     Novartis presently owns approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
     Pursuant to the amended and restated stockholders’ agreement, dated July 27, 2004, among us Novartis and certain of our stockholders, which we refer to as the stockholders’ agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of our HBV product candidates, and we may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, our drug development programs, pill be seriously harmed.

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
     In addition to its license of telbivudine and valtorcitabine, Novartis has the option under the development agreement to license our other product candidates, including valopicitabine, our lead product candidate for the treatment of hepatitis C infection. Our drug development programs and potential commercialization of our product candidates will require substantial additional funding. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate not licensed by Novartis, we may not have sufficient funds to develop such product candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming, and could, even if successful, delay the development, manufacture and/or commercialization of a product candidate and the terms of the collaboration agreements may not be favorable to us.
If we breach any of the numerous representations and warranties we made to Novartis under the development agreement or the stock purchase agreement, Novartis has the right to seek indemnification from us for damages it suffers as result of such breach. These amounts could be substantial.
     We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement and the stock purchase agreement. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our hepatitis C and hepatitis B product candidates, including representations regarding our ownership of and licensed rights to the inventions and discoveries relating to such product candidates. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis may be substantial.
     In May 2004, we entered into a settlement agreement with the University of Alabama at Birmingham, or UAB, and the University of Alabama Research Foundation, or UABRF, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment paid in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.

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
     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements. In addition, Novartis may manufacture or have manufactured for us the API for commercial supplies of these products, subject to the terms of the supply agreement. Under this agreement, if Novartis manufactures the API for a product, we would generally rely on Novartis for regulatory compliance and quality assurance for that product. Currently, we are negotiating with Novartis an agreement with respect to the anticipated manufacture by Novartis of the commercial supply of telbivudine. If we are unable to successfully conclude an agreement with Novartis for the manufacture of the telbivudine commercial supply or Novartis were to breach or terminate its manufacturing arrangements with us, the development or commercialization of telbivudine could be delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.
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
     We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drugs, by preventing the patentability of our drugs to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates. For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. Since our hepatitis B product candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B infection, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine in medical therapy for the treatment of hepatitis B infection.
     Our other hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, because it is converted into biologically active LdC in the body. We believe that valtorcitabine is a new compound. The U.S. Patent Office has recently issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat hepatitis B infection using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B infection. We are aware of an issued U.S. patent with claims directed to a broad genus of compounds which may be construed to include paltorcitabine. We believe those claims to be invalid as a result of prior art in existence at the time those claims were filed. We would assert an invalidity defense against any such claims were they to be asserted against us. However, there is no assurance that these claims would be found to be invalid; in which case, we would need to obtain a license to these patent rights which may not be available on reasonable terms.
     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights held by UABRF, Emory University and CNRS, which we collectively refer to as “the 1998 licensors,” to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation-in-part of a 1993 patent application, that would purportedly enable the 1998 licensors to prosecute and obtain generic patent claims that would generally encompass the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
     In connection with the 1998 licensors pursuit of such generic patent claims, we believe that UABRF may assert that the UAB license agreement covers our telbivudine technology and that we are obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
     As a result of presentation by the 1998 licensors of new claims in the U.S. continuation patent application filed in July 2005, and possibly under counterpart foreign patent applications, UABRF may assert a claim to 20% of the $75 million license fee we received in May 2003 in connection with the license of our hepatitis B drug candidates to Novartis. If UABRF asserts such a claim, we intend to dispute that such amount is owed. Under the terms of the UAB license agreement, the dispute would be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
     If we fail to perform our material obligations under the UAB license agreement, the agreement may be terminated or UABRF could, on its own behalf and on behalf of the other licensors, render the license to us non-exclusive. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generically covers the use of telbivudine to treat hepatitis B infection, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis, or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.
     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B infection, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors.
     If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B infection, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. Pursuant to the terms of the development agreement and the stock purchase agreement, if there is a breach

Novartis has the right to seek indemnification from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, for the losses Novartis incurs as a result of the breach. The amounts for which we could be liable to Novartis may be substantial.
     Our initial hepatitis C clinical product candidate, valopicitabine, or NM283, is a prodrug of the active molecule NM 107, because it is converted into biologically active NM 107 in the body. We believe that NM283 may be a new compound, and therefore we are attempting to obtain patent protection on NM283 itself, as well as on a method to treat hepatitis C infection with NM283. NM 107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C infection were filed. Thus, although we presently have two issued U.S. patents claiming methods of treatment using NM 107, one directed to treating hepatitis C infection specifically and the other directed to treating flavivirus and pestivirus infection, we cannot obtain patent protection on the compound NM 107 itself.
     Despite the fact that NM 107 is a known compound, we are aware that a number of companies have recently filed patent applications attempting to cover NM 107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM 107, specifically, and NM283, generically, to treat hepatitis C infection, or infection by any member of the Flaviviridae virus family, to which hepatitis C belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C infection. Because patents in countries outside the U.S. are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in at least these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of the other company’s patent in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the patent applicant who was the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/ Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat hepatitis C infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating hepatitis C or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV infections. These patents could materially affect our ability to develop and sell our HBV and HCV product candidates, as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation and Apath, LLC have obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitipine or other hepatitis C product candidates we may develop and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, as recently articulated by the United States Supreme Court, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our hepatitis C drug product.
     If we find that any product candidates we are developing should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement or inducement of infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to provide the required or desired package labeling, which may not be available on commercially reasonable terms or at all.
     Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-

owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate. Such litigation could take place in the United States in a federal court or in the U.S. Patent Office. The litigation could also take place in a foreign country, in either the court or the patent office of that country.
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
     In May 2004, we and our chief executive officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering our hepatitis C product candidate. Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our hepatitis C product candidate and program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
     Our success will also depend in part on our ability to avoid infringement of the patent rights of others. If it is determined that we do infringe a patent right of another, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we are not successful in infringement litigation and we do not license or develop non-infringing technology, we may:
•	incur substantial monetary damages;

•	encounter significant delays in bringing our product candidates to market; and/or

•	be precluded from participating in the manufacture, use, importation, offer for sale or sale of our product candidates or methods of treatment requiring licenses.
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
     We, together with Novartis, have entered into an amended and restated agreement with CNRS and L’Universite Montpellier II, which we refer to as University of Montpellier, co-owners of the patent applications covering our hepatitis B product candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B product candidates. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patent applications covering our hepatitis C product candidates and certain of our HCV and NNRTI HIV pre-clinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
     Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned product candidates without the permission of the co-owners. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property can not exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate, we may not be able to exploit, license or otherwise convey to Novartis or other third parties our rights in our drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our product candidates and selling our products.
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
     Our cooperative research agreement with the University of Cagliari, as amended, grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement, as has been done with respect to the patent applications covering our HCV lead product candidate and HCV pre-clinical product candidates and the classes of compounds we are evaluating for selection of NNRTI HIV product candidate. Our cooperative agreement with the University of Cagliari currently expires in January 2007, and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.
Factors Related to Our Common Stock
Sales of additional shares of our common stock could cause the price of our common stock to decline.
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of October 31, 2005, we had 55,632,622 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 3,718,764 shares of common stock with a weighted average exercise price of $11.61 per share.
     The holders of approximately 33,282,034 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 8, 2005	By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2005	By:	/s/ David A. Arkowitz

David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1+	Agreement, by and among Idenix Pharmaceuticals, Inc., Idenix SARL and the Universita delgi Studi Cagliari, dated October 24, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.