Form 10-K
period 2005-12-31
IDENIX PHARMACEUTICALS INC
filed 2006-03-16
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(617) 995-9800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value	NASDAQ
(Title of class)	(Name of exchange on which registered)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based, on the last reported sale price of the common stock on the NASDAQ Stock Market on June 30, 2005, was approximately $378,000,000. For this purpose, the registrant considers its directors and officers and Novartis AG to be affiliates.
      Number of shares outstanding of the registrant’s class of common stock as of March 13, 2006: 55,920,502 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 14, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.
Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our product candidates, the safety, efficacy and potential benefits of our product candidates, expectations with respect to development and commercialization of telbivudine and our other product candidates, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for development, regulatory approval and commercialization of product candidates, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; the company’s ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; government, industry and general public pricing pressures; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any product candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more future products, if any, will achieve any particular level of revenue.
      You should read these forward-looking statements carefully because they discuss our expectations regarding our future performance, future operating results or future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the price of our common stock could decline.
      We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated or expected. The forward-looking statements contained in this annual report on Form 10-K represent our expectations as of the date of this annual report on Form 10-K and should not be relied upon as representing our expectations as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

PART I

Item 1.	Business.
The Company
      Idenix Pharmaceuticals, Inc., or Idenix, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases. Since our inception in May 1998, our focus has been on the treatment of infections caused by the hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. We believe that our product candidates, including telbivudine for the treatment of chronic hepatitis B, and valopicitabine, or NM283, for the treatment of chronic hepatitis C, will address limitations that exist with currently approved therapies. Such limitations may include inadequate antiviral potency, the emergence of viral strains resistant to drug therapies and patient non-compliance resulting from drug-related adverse side effects and inconvenient dosing regimens. Applications seeking authorization to market telbivudine, including a new drug application, or NDA, has been filed in the United States, or U.S., and a marketing authorization application, or MAA, has been submitted in the European Union. Regulatory applications for marketing approval have also been filed in Canada, China, Switzerland, Taiwan, and Australia. Valopicitabine is currently being evaluated in phase IIb clinical trials.
      We believe that large market opportunities exist for improved treatments that address the limitations existing with currently approved therapies for hepatitis B and C. Chronic hepatitis B, an inflammatory liver disease associated with HBV infection, is a leading cause of liver disease globally. It is estimated that over 350 million people are chronically infected with HBV. Chronic hepatitis C is an inflammatory liver disease associated with HCV infection. The World Health Organization has estimated that approximately 170 million people worldwide are chronically infected with HCV, including over 2.7 million people in the U.S.
      In May 2003, we entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our product candidates. Simultaneously, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV product candidate. Including shares acquired in 2005 from its affiliate, Novartis BioVentures Ltd., and shares acquired as a result of the exercise of its stock subscription rights, at March 13, 2006 Novartis owns approximately 56% of our outstanding common stock. Novartis BioVentures Ltd. was an existing stockholder in May 2003 at the time of the Novartis stock purchase.
      As part of the development and commercialization agreement between us and Novartis, Novartis paid us a license fee of $75 million in May 2003 for our lead HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments which could total up to $35 million upon achievement of certain regulatory approval milestones, as well as additional payments based upon achievement of predetermined sales levels. Novartis also acquired an option to license valopicitabine and our other product candidates. In February 2006, we and Novartis amended, among other things, certain terms and conditions in the development agreement relating to the option held by Novartis to license valopicitabine. If Novartis exercises its option to collaborate with us on valopicitabine, it would be required to provide development funding for this product candidate and pay us up to $525 million in license fees and other payments based upon achievement of certain regulatory milestones as updated in the amendment, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, we received a $25 million milestone payment from Novartis based upon results from our phase I clinical trial of valopicitabine.
      With Novartis, we have begun pre-commercialization activities in anticipation of the launch of telbivudine, which we expect to occur initially in the U.S. In accordance with arrangements between us and Novartis, we will co-promote and co-market with Novartis in the U.S., United Kingdom, Germany, Italy, France and Spain, telbivudine and any other products, including valopicitabine, that Novartis licenses from us that are successfully developed and approved for commercial use. Novartis has the exclusive right to promote and market these products in the rest of the world. Currently, we are establishing our own sales force and enhancing our marketing capabilities to support the commercial launch of telbivudine, if approved.
      We are an early stage company. To date, we have not obtained regulatory approval for or commercialized any products. We have incurred significant losses since our inception in May 1998. We expect that our operating expenses will continue to increase over the next several years as we expand our drug discovery, development and commercialization efforts.
      We maintain a web site with the address www.idenix.com. We are not including the information contained on our web site as part of, or incorporating by reference into, this Annual Report on Form 10-K. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to rules of the SEC.
      We are a Delaware corporation. Our principal offices are located at 60 Hampshire Street, Cambridge, Massachusetts 02139. The telephone number of our principal executive offices is 617-995-9800.
Product Candidates
      Each of our current clinical product candidates, telbivudine and valtorcitabine for the treatment of HBV, and valopicitabine for the treatment of HCV, is a nucleoside or nucleoside analog which may have significant competitive advantages in one or more areas, such as safety, efficacy, resistance profile or convenience of dosing, compared to currently approved treatments. Nucleosides and nucleoside analogs are classes of small molecule compounds that have a proven record of scientific development and commercial success as antiviral agents.
      Nucleosides are small, natural chemical compounds that function as the building blocks of human and viral genetic material, commonly referred to as deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA. Nucleoside analogs are synthetic compounds that are structurally similar to natural nucleosides. Each of these are small molecules that effectively target viral polymerases, the enzymes that replicate viral genetic information. Mimicking the role of natural nucleosides, antiviral nucleoside drugs are generally incorporated by viral polymerases into replicating viral genomes. This event impairs either the synthesis or the functionality of the resultant viral genome and therefore suppresses viral replication. As drugs, nucleosides and nucleoside analogs generally offer high selectivity, excellent potency, long duration of action, potential once-a-day oral administration and relatively straightforward scale-up and manufacture. As a result, nucleosides and nucleoside analogs are particularly well suited for the extended treatment of chronic viral diseases.
Hepatitis B

Telbivudine

Phase III Clinical Trials and NDA
      We are currently evaluating telbivudine, our lead product candidate for the treatment of chronic hepatitis B, in a two-year international phase III clinical trial that we refer to as the GLOBE study. This ongoing clinical trial, in which 1,367 patients are enrolled, is comparing 600 milligrams, or mg, of telbivudine orally administered once a day to a current standard of treatment, 100 mg of lamivudine, orally administered once a day. In the GLOBE study, telbivudine achieved both the study’s primary endpoint of therapeutic response and the study’s secondary endpoint of histologic response at week 52.
      Based upon the 52-week treatment data from the GLOBE study, in late 2005 we submitted an NDA to the U.S. Food and Drug Administration, or FDA, for marketing approval of telbivudine as an oral, once-a-day treatment of chronic hepatitis B. In March 2006, we were notified that the submission has been accepted for filing and that the NDA is under formal review by the FDA. In early 2006, Novartis, our collaborator in the development and commercialization of our hepatitis B product candidates, submitted a MAA to the European Medicines Agency, or EMEA, seeking authorization to market telbivudine in the European Union. Regulatory applications for marketing approval have also been submitted in 2006 in China, Canada, Switzerland, Taiwan, and Australia. The final two-year results from the GLOBE study, while not currently anticipated to be included in the initial product labeling, if telbivudine is approved, are expected to provide additional information intended for supplemental product labeling regarding the effects of longer-term treatment with telbivudine.
      In addition to the GLOBE study, we are conducting a phase III clinical trial evaluating the use of telbivudine in patients with liver failure, or decompensated liver disease, due to advanced chronic hepatitis B. We expect the results from this phase III clinical trial to provide important data on the benefits of treatment with telbivudine in patients with this potentially life-threatening disease. We have submitted, with the NDA, interim data from this 240-patient international clinical trial, in which over 130 patients are currently enrolled. Upon completion of this phase III clinical trial, we plan to submit to the FDA a supplemental NDA, including the final results of this clinical trial. We do not expect the FDA to require us to submit the final results of this trial prior to a decision on our NDA.

Phase IIIb Clinical Trials
      We are also presently conducting several clinical trials to help further establish the product profile and support the marketing of telbivudine if it is approved for sale. We refer to these marketing studies as phase IIIb trials. The current phase IIIb clinical trials of telbivudine are designed to provide us with additional information regarding the antiviral effects and clinical benefit of telbivudine compared to adefovir dipivoxil, marketed as Hepsera®, in hepatitis B e-antigen positive patients, including the treatment benefits, if any, of switching to telbivudine therapy patients who have received six months of therapy with adefovir dipivoxil, and the treatment benefits, if any, of switching to telbivudine therapy patients who have received three to 12 months of treatment with lamivudine, marketed as Epivir-HBV®. Additional phase IIIb clinical trials are anticipated, including a clinical trial to evaluate whether patients with resistance to lamivudine treatment may be optimally treated with a combination of telbivudine and adefovir dipivoxil. We anticipate that interim data from the currently ongoing phase IIIb clinical trials will be available, if telbivudine is approved by the FDA for commercial use, at the time of product launch.

Valtorcitabine
      While we anticipate that telbivudine will successfully treat a majority of patients with chronic hepatitis B, treatment with more than one therapeutic agent may be required to successfully treat a subset of the HBV patient population. For patients who do not experience optimal early antiviral effects with single-agent therapy, we are developing a second HBV product candidate, valtorcitabine, which we believe may be effective in combination therapy with telbivudine. Currently, we are evaluating the combination of valtorcitabine with telbivudine in a phase IIb clinical trial. This phase IIb clinical trial is fully enrolled with 130 patients who have more than 100,000,000 copies/ml of HBV and who have not been previously treated for chronic HBV infection. This trial is designed to further evaluate the safety of the combination treatment and determine whether the combination of valtorcitabine with telbivudine results in greater suppression of virus levels in the blood serum than that which is achieved with treatment with telbivudine alone.
Hepatitis C
      Our HCV program is focused on the development of products that we believe will be competitive by offering significant improvements compared to currently approved therapies in one or more of safety, efficacy, resistance and convenience of dosing. Our efforts are focused on the discovery of product candidates that we expect will be active against various strains of HCV, including the genotype 1 strain of HCV, which is responsible for more than 70% of hepatitis C infections in the U.S. and Japan and almost 65% of hepatitis C infections in Europe.

      Our lead hepatitis C product candidate, valopicitabine or NM283, is a nucleoside analog that we are developing in combination with pegylated interferon for patients chronically infected with the genotype 1 strain of HCV. Currently, we are evaluating valopicitabine in two phase IIb clinical trials, one in treatment-refractory patients and one in treatment-naïve patients. We refer to patients who have been previously treated but failed to adequately respond to interferon-based therapies as treatment-refractory patients and we refer to patients not previously treated for hepatitis C infection as treatment-naive patients.
      We have met with the FDA and the EMEA to discuss the proposed design of our phase III clinical trials. Assuming positive outcomes from subsequent meetings with the regulatory agencies, we plan to commence phase III clinical trials evaluating valopicitabine in both treatment-refractory patients and treatment-naive patients in 2006.
      Similar to the historical evolution of HIV therapy and due to the limitations of currently approved HCV therapies, we believe that the therapeutic landscape for chronic hepatitis C will evolve to include treatment with combinations of orally administered small molecule therapeutics that comprise two or more inhibitors of viral enzyme replication. Such inhibitors include nucleoside type viral polymerase inhibitors, the class to which valopicitabine belongs, non-nucleoside viral polymerase inhibitors and protease inhibitors. While further clinical studies will be required, we believe that for HCV infection, products derived from the nucleoside type class will have an important role in multi-drug therapeutic combinations. Our belief is based upon the experience of such class of agents in HIV therapy where these agents evidenced more durable antiviral response and slower emergence of resistant virus than either the non-nucleoside viral polymerase inhibitor or protease inhibitor classes. Additionally, the potential once-a-day oral administration, the long duration of action and potency of the products in the nucleoside class may lead to an increase in the therapeutic response compared to the current standard of treatment.
      In addition to valopicitabine, we are currently engaged in preclinical development of a second HCV product candidate. We believe that successful development of two or more HCV product candidates that may be used in combination or as part of a triple combination therapy would enable us to establish a franchise in this therapeutic area by offering treatments to a broad hepatitis C patient population, including those patients that cannot be treated with interferon-based therapies or those for whom drug-related adverse side effects and inconvenient dosing regimens of existing therapies reduce compliance.
HIV
      In addition to our HBV and HCV product candidates, we are also engaged in efforts to develop therapeutics for the treatment of HIV from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs. NNRTIs constitute one of the most potent classes of antivirals and as a class have historically demonstrated limited side effects. This class of drug has the potential for once-a-day oral administration and relative ease in scale-up and manufacturing. It has been demonstrated that maximum benefit is derived if NNRTIs are used in combination with other classes of anti-HIV drugs. Nevirapine and efavirenz, each NNRTIs, are among the most frequently prescribed treatments for HIV. We believe that, if successfully developed, an orally administered drug, which does not have significant drug interactions, has a safety or resistance profile superior to currently marketed NNRTIs, or has activity against a broad range of NNRTI resistant mutants will fill a significant medical need in HIV therapy.
Antiviral Research
      We have successfully advanced three product candidates into clinical trials based on our understanding of virology and nucleoside chemistry. Our scientists have a highly developed set of skills in compound generation, target selection, screening and lead optimization and pharmacology and preclinical development. We are utilizing these skills and capabilities in our discovery and development of antiviral product candidates.
      Our Scientists. Our scientists are engaged in drug discovery and preclinical drug development in laboratory facilities located in Cambridge, Massachusetts, Montpellier, France and Cagliari, Italy. Our scientists have expertise in the areas of nucleoside/nucleotide chemistry, molecular virology and pharmacol-

ogy, and have substantial experience in applying this expertise to the discovery and development of nucleoside and non-nucleoside compounds which target the viral polymerase enzyme and the viral replication cycle. Pursuant to arrangements we have entered into with each of the University of Cagliari in Italy and Le Centre National de la Recherché Scientifique, or CNRS, and L’Universite Montpellier II, which we refer to as the University of Montpellier in France, our scientists in Italy and certain of our scientists in France occupy premises at these universities where they have access to well-equipped laboratories and other resources required to conduct antiviral research activities. The work of our staff scientists is supplemented by research and development activities of independent third-party chemists located principally in Montpellier, France and independent third-party biologists specialized in antiviral drug research activities located principally in Cagliari, Italy. Pursuant to the arrangements we and Novartis have with CNRS and the University of Montpellier and the Universita delgi Studi di Cagliari, which we refer to as the University of Cagliari, we and Novartis have rights to access certain results of the work of these groups of independent scientists. For a further description of these arrangements, see “Collaborations.”
      Focused Compound Library. Our focused compound library contains a diverse set of structures, which have been synthesized for the principal purpose of targeting and inhibiting viral replication. These structures consist of various nucleosides, nucleoside analogs, selected non-nucleosides and other small molecule compounds. In addition to our focused library, we have engaged with other entities to obtain rights to libraries comprised of a significant number of compounds that may have utility targeting and inhibiting viral replication.
      Target Selection. We focus on viral diseases representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those viral diseases takes into consideration the experience and expertise of our scientific management team and the likelihood that our nucleoside, nucleoside analog and non-nucleoside libraries and those libraries to which we have access will yield a small molecule lead. The final selection is based on the probability of being able to generate a robust medicinal chemistry structure-activity relationships analysis to assist lead optimization and secure relevant intellectual property rights.
      Screening and Lead Optimization. We believe that our efficiency in selecting a lead chemical structure from our focused library and the libraries which we access distinguishes us from our competitors. Our ability to discover multiple compounds with antiviral activity enhances early progress toward lead optimization.
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
Research and Development Expenses
      Research and development expenses for the years ended December 31, 2005, 2004 and 2003, were $86.6 million, $80.0 million and $51.5 million, respectively, and represented 72%, 77% and 72%, respectively, of our total operating expenses.
Collaborations
Relationship with Novartis
Overview
      On May 8, 2003, we entered into a collaboration with Novartis which included the following agreements and transactions:

•	the development agreement, under which we will collaborate with Novartis to develop, manufacture and commercialize our lead HBV product candidates and, potentially, our HCV and other product candidates;

•	the supply agreement, under which Novartis will manufacture for us the active pharmaceutical ingredient, or API, for the clinical development supply and potentially the API for the commercial supply of product candidates it has licensed from us and will perform the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and

•	the stock purchase transaction, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of an HCV product candidate.
      In each of July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased from us 5,400,000 shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and 3,939,131 shares of common stock in exchange for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1,100,000 shares of common stock for a purchase price of $.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. Currently, Novartis owns approximately 56% of our outstanding common stock.
Development, License and Commercialization Agreement

Designation of Products
      Under the development agreement, Novartis obtained certain rights to commercialize telbivudine and valtorcitabine, our lead product candidates for the treatment of HBV infection. Novartis will make payments to us of up to $35 million upon the achievement of regulatory approval milestones for our HBV product candidates, as well as additional milestone payments based upon achievement of predetermined sales levels. In addition, Novartis has the exclusive option to obtain rights to:

•	valopicitabine, the initial product candidate we are developing for the treatment of HCV infection;

•	if Novartis exercises its option with respect to valopicitabine and if valopicitabine subsequently does not obtain regulatory approval in the U.S., a replacement HCV product candidate; and

•	other product candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 51% of our voting stock and for a specified period of time thereafter.
      The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the product candidate treats, the stage of development of the product candidate and Novartis’ ownership interest in Idenix. If Novartis exercises its option to obtain exclusive rights to valopicitabine, Novartis would be required to pay us up to $525 million in license fees and regulatory milestone payments relating to valopicitabine, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, we received from Novartis a $25 million milestone payment based on the results from our phase I clinical trial of valopicitabine.
      In February 2006, we and Novartis entered into an amendment to the development agreement. Pursuant to this amendment, among other things, certain terms and conditions relating to the option held by Novartis to license valopicitabine were amended and revised. Specifically, the initiation and duration of the period in which Novartis may exercise the option it holds to license valopicitabine was amended such that the option exercise period was shortened to 30 days and the period of commencement of such 30 day period was changed to a date relating to the delivery by us to Novartis of certain data from our ongoing phase IIb clinical trials of valopicitabine. If Novartis elects to exercise such option, it must deliver notice of its intent to do so, together with payment of a license fee, prior to the expiration of such 30-day notice period. The option period commenced on February 27, 2006 and will lapse, if not exercised by Novartis, on March 29, 2006.

      If Novartis exercises the option to collaborate with Idenix on valopicitabine, it will be required to provide development funding as of the date of in-license and become obligated to pay us up to an aggregate of $525 million in license fees and other payments based upon achievement of certain regulatory milestones, as updated in the amendment, as well as additional milestone payments based upon achievement of predetermined sales levels.

Development of Products and Regulatory Activities
      Pursuant to the development agreement amendment which we entered into with Novartis in February 2006, certain responsibilities relating to the conduct of the phase III clinical development of valopicitabine were further defined. Specifically, if Novartis elects to exercise its option to license valopicitabine, we currently anticipate that we will have principal responsibility for the conduct of the phase III program evaluating valopicitabine in treatment-refractory patients. Novartis will have the principal responsibility for the conduct of the phase III program evaluating valopicitabine in treatment-naive patients.
      For most of our product candidates, Novartis will have the right to approve, in its reasonable discretion, the development budget. We will develop each licensed product in accordance with a development plan approved by a joint operating committee. The joint operating committee is comprised of an equal number of representatives of Idenix and Novartis. Novartis will be solely responsible for the development expenses incurred in accordance with approved development budgets for our lead HBV products and, if selected by Novartis, valopicitabine or a replacement HCV product candidate. If valopicitabine fails to obtain regulatory approval in the U.S., Novartis will pay the development expenses for a replacement HCV product candidate if it has approved the corresponding development budget, up to a specified maximum. The development expense payments for any replacement HCV product candidates will be credited against the first sales milestone payment payable by Novartis to us for our initial HCV product. Novartis will also be primarily responsible for the development expenses for any other product candidate for which it exercises its option to obtain commercialization rights.
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

Product Commercialization
      We have granted Novartis an exclusive, worldwide license to market and sell telbivudine and valtorcitabine, our lead HBV product candidates, and we will grant Novartis such a license with respect to valopicitabine and any other product candidates for which Novartis exercises its option. In each case we have retained the right to co-promote or co-market all licensed products in the U.S., the U.K., France, Germany, Italy and Spain. We will share equally the resulting net benefit with Novartis from the co-promotion in the U.S. from the date of product launch. In the U.K., France, Germany, Italy and Spain, the net benefit we expect to realize will increase incrementally during the first three years from the date of product launch, such that we will share equally with Novartis the net benefit from the co-promotion beginning in the third year from the date of product launch.
      In other countries, we will effectively sell products to Novartis for their further sale to third parties. Novartis will pay us to acquire such products at a price that is determined in part by the volume of product net sales under the terms of the supply agreement described below.

Interferon Products
      Under the development agreement, each of Novartis and us may independently develop, market and sell in U.S., the U.K., France, Germany, Italy and Spain one interferon product whose labeled usage for co-administration with our HCV products is covered by our intellectual property.

Exclusivity
      Novartis has agreed that it will not market, sell or promote, or grant a license to any third party to market, sell or promote, certain competing products. However, if Novartis seeks to engage in such activities, it must first inform us of the competitive product opportunity and, at our election, enter into good faith negotiations with us concerning such opportunity. If we either do not elect to enter into negotiations with respect to such opportunity or are unable to reach agreement within a specified period, Novartis would be free to proceed with its plans with respect to such competing product. The competitive restrictions on Novartis terminate on a country-by-country basis on the earlier of May 8, 2008 or the termination of the development agreement with respect to each particular country.

Indemnification
      Under the development agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement. We made numerous representations and warranties to Novartis regarding our hepatitis C and hepatitis B product candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

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
Master Manufacturing and Supply Agreement
      Under the master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited, or Idenix Cayman, and Novartis, which we refer to as the supply agreement, Idenix Cayman appointed Novartis to manufacture or have manufactured the clinical supply of the API for each product candidate licensed under the development agreement and certain other product candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the development agreement. Idenix Cayman will appoint Novartis or a third party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the APIs into the final form for sale.
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
Stockholders’ Agreement
      In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into a stockholders’ agreement with Novartis which was amended and restated in 2004 in connection with our initial public offering. Under the terms of the amended and restated stockholders’ agreement, we have:

•	granted Novartis, together with certain other holders of our common stock, rights to cause us to register, under the Securities Act, such shares of common stock;

•	agreed to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock;

•	granted Novartis approval rights over a number of corporate actions that we or our subsidiaries may take as long as Novartis and its affiliates continue to own at least 19.4% of our voting stock; and

•	required that, with certain limited exceptions, Novartis and its affiliates not acquire additional shares of our voting stock unless a majority of our independent directors approves or requests the acquisition. These restrictions will terminate on May 8, 2008, unless sooner terminated under the terms of the stockholders agreement.

Novartis’ Stock Purchase Rights
      Novartis has certain rights to acquire shares of our capital stock. Such rights are further described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Stock Purchase Agreement
      Under the stock purchase agreement, dated as of March 21, 2003, which we refer to as the stock purchase agreement, among us, Novartis and substantially all holders of our capital stock as of May 8, 2003, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to an HCV product candidate. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares.
      Under the stock purchase agreement, we agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the stock purchase agreement. In the stock purchase agreement, we and our stockholders who sold shares to Novartis, which include certain of our directors and many of our officers, made numerous representations and warranties. The stock purchase agreement representations and warranties we made to Novartis regarding our hepatitis C and hepatitis B product candidates and our ownership of related inventions and discoveries are substantially the same as the representations and warranties we made to Novartis in the development agreement. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis for damages suffered by

Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Development, License and Commercialization Agreement,” “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”
      As of March 13, 2006, Novartis owns approximately 56% of our outstanding common stock.
Co-operative Laboratory Agreements

CNRS and the University of Montpellier
      In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier, pursuant to which we work in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology upon termination of the agreement. This agreement amended and restated an agreement that our subsidiary, Idenix SARL, the University of Montpellier and CNRS had originally entered into in January 1999. Under the terms of the agreement, we make payments to the University of Montpellier for use of the facilities, certain improvements to the facilities and for supplies consumed in connection with research activities. In the event of termination of the agreement, Idenix will continue to retain rights to exploit the patents derived from the collaboration.

University of Cagliari
      We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering our hepatitis C and our HIV technology upon which we currently rely. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell the jointly created HCV and HIV product candidates. In May 2003, Novartis became a party to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative agreement, we make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities.
      Under the terms of the license agreement with the University of Cagliari, we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. If we receive license fees or milestone payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties, or by a material breach of the terms of the agreement.
Manufacturing
      We have developed the capacity to synthesize compounds in quantities ranging from milligrams to metric tons. Our medicinal chemists focus on small-scale synthesis that leads to the discovery of new nucleoside analogs and the analysis of structure-activity relationships for each identified compound series. In addition, these scientists aim to design efficient synthetic routes suitable for process chemistry scale up to the level of one-kilogram batches of the lead molecule. This material supports key preclinical studies, including proof of principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-cGMP materials in quantities up to one kilogram to support early toxicological studies and the initial development of formulations. These formulations could then be manufactured using current good manufacturing practices, or cGMP, material. We also contract with third parties, including Novartis, for the synthesis of material used in our toxicology studies and for formulation development.
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
      We have selected manufacturers that we believe comply with cGMP and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our product candidates are manufactured in accordance with cGMP and other domestic and foreign regulations.
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
      We rely upon Novartis as well as other third-party manufacturers for the dosage form of our product candidates. We do not expect to internally manufacture material for our clinical trials or undertake the commercial-scale manufacture of our drug products. Accordingly, we are discussing with Novartis, our current suppliers and other third-party manufacturers the long-term supply and manufacture of these and other product candidates we may develop and commercially launch.
Sales and Marketing
      In accordance with the arrangements set forth in our development agreement with Novartis, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain our HBV products and other products Novartis subsequently licenses from us. In the markets outside of the U.S., Novartis is responsible for the marketing, distribution and sale of telbivudine and valtorcitabine, as well as other products which it may license from us. We intend to establish our own sales and marketing capabilities in each of these markets to coincide with the regulatory approval of telbivudine.
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

Hepatitis B Patent Portfolio and Licenses
      Our hepatitis B patent portfolio was initiated with two provisional applications filed on the use of telbivudine, LdC, and generically valtorcitabine, for the treatment of hepatitis B in the U.S. in August 1998 and April 1999. Subsequent U.S. patent applications were filed in 1999 and 2001 with four patents issued in 2002 and 2003 for the treatment of hepatitis B. These patents, which expire in 2019, are set forth below:

•	U.S. Patent No. 6,395,716 entitled “ß-L-2’-Deoxy-Nucleosides for the Treatment of Hepatitis B”;

•	U.S. Patent No. 6,569,837 entitled “ß-L-2’-Deoxy Pyrimidine Nucleosides for the Treatment of Hepatitis B”;

•	U.S. Patent No. 6,444,652 entitled “ß-L-2’-Deoxy-Nucleosides for the Treatment of Hepatitis B”; and

•	U.S. Patent No. 6,566,344, entitled “ß-L-2’-Deoxy-Nucleosides for the Treatment of Hepatitis B”.
      An international patent application was filed in 1999 under the Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe as well as nationally in 11 foreign countries. The patents are co-owned by us, CNRS and University of Montpellier, and under an agreement with these entities described under the caption “Collaborations,” we have the exclusive right to exploit the technology. Our lead hepatitis B product candidate, telbivudine, and the biologically active form of valtorcitabine, LdC, were known compounds at the time scientists at the CNRS and University of Montpellier discovered that they are effective for the treatment of HBV-infected patients. Accordingly, we will not obtain claims directed to the composition of matter of telbivudine or LdC. We have, however, obtained patent claims directed to the method of treatment of HBV-infected patients with telbivudine and the biologically active LdC in the U.S. We will attempt to obtain similar patent claims directed to the use of telbivudine and the biologically active LdC outside of the U.S.
      In June 2000, a provisional application was filed on valtorcitabine and its use to treat hepatitis B in the U.S. and a subsequent U.S. patent application was filed in 2001. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical composition that include valtorcitabine. This patent will expire in 2021. An international patent application was filed in 2001 under the Patent Cooperation Treaty, and subsequently, corresponding patent applications were filed regionally in Europe, Eurasia, the African Regional Industrial Property Office, or ARIPO, and the Organisation Africaine de la Propriete, Intellectuelle, or OAPI, as well as nationally in 20 foreign countries. Eurasia is a patent convention made up of a number of Asian countries, including China. Corresponding applications also were filed directly in 13 additional foreign countries. Since valtorcitabine, a prodrug of LdC, is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of the compound to treat HBV-infected patients.
      In June 1998, we entered into an exclusive license agreement, which we refer to as the UAB license agreement, with the University of Alabama at Birmingham Research Foundation, or UABRF, pursuant to which we were granted an exclusive license to the rights that the University of Alabama at Birmingham, or UAB, an entity affiliated with UABRF, Emory University and CNRS, which we refer to collectively as the 1998 licensors, have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims generally encompassing the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
      In February 2006, UABRF notified us that it and Emory University were asserting a claim that the UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
      If it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
      If we fail to perform our material obligations under the UAB license agreement, UABRF, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat HBV, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.
      If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or nonexclusively license any claims covering the use of telbivudine to treat hepatitis B to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have already obtained four U.S. patents covering the use of telbivudine to treat hepatitis B, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the U.S. that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
      If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. For a further description see “Collaborations — Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

Hepatitis C Patent Portfolio
      Our hepatitis C patent portfolio was initiated in May 2000 with one provisional U.S. patent application directed to the treatment of hepatitis C with nucleoside analogs. Additional U.S. provisional applications were filed in May 2000 and April 2001 directed generally to the treatment of flaviviruses and pestiviruses with the same compounds. Two U.S. patent applications corresponding to these two sets of provisional applications were filed in May 2001 in the U.S. One of these applications issued as U.S. Patent No. 6,812,219, covering the use of NM107, its prodrugs and certain other nucleoside analogs to treat pestiviruses and flaviviruses, and the second application issued as U.S. Patent No. 6,914,057, covering the use of these compounds to treat hepatitis C. The patents will expire in 2021. Two international patent applications were filed in 2001 under the

Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO and OAPI, as well as nationally in 20 foreign countries. Corresponding applications for these two sets of applications were also each filed directly in 13 additional foreign countries. We co-own these filings with the University of Cagliari, which has exclusively licensed its interest to us. The patent applications cover the use of NM107 and NM283 generically, to treat hepatitis C and other flaviviridae infections. NM283 is a prodrug of the biologically active molecule NM107.
      In June 2002 and April 2003, three U.S. provisional patent applications were filed to be directed to the use of prodrugs of branched nucleosides to treat hepatitis C and other flaviviridae infections. These applications generically and specifically describe NM283 and its use to treat these infections. In June 2003, three U.S. patent applications were filed, claiming priority to the provisional applications. If issued, these patents will expire in 2023. Also in June 2003, three international patent applications were filed under the Patent Cooperation Treaty, and corresponding applications were filed directly in 12 additional countries and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO and OAPI, as well as nationally in 20 foreign countries. NM107 was a known compound at the time of the discovery of its activity against HCV. As a result, we will not obtain composition of matter claims for these compounds, but instead will attempt to obtain patent claims directed to the method of treatment of HCV-infected patients with these product candidates. Since we believe that NM283 is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of NM283 to treat HCV-infected patients.

HIV Patent Portfolio
      Our HIV patent portfolio covering non-nucleoside reverse transcriptase inhibitor compounds includes U.S. provisional applications filed in September 2004 and August 2005, which were together filed as a U.S. normal patent application in September 2005 and an international patent application that was also filed in September 2005 under the Patent Cooperation Treaty. These applications are owned by us. Additionally, we have other applications covering the NNRTI class that are based on a U.S. provisional application filed in 2001, which was filed as a U.S. patent application in 2002. This U.S. application has now been issued as U.S. Patent No. 6,710,068 which will expire in 2022. An international patent application was filed in 2002 under the Patent Cooperation Treaty and subsequently corresponding patent applications were filed regionally in Europe and nationally in three foreign countries. Corresponding applications also were filed directly in four additional foreign countries. A further provisional application was filed in 2002, directed to NNRTI prodrugs. A U.S. patent application was filed in 2003, and the patent, if issued, will expire in 2023. An international patent application was filed in 2003 under the Patent Cooperation Treaty and directly in one other country. These applications are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us.
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
Competition
      Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include:

•	product effectiveness;

•	safety;

•	timing and scope of regulatory approvals;

•	price of products;

•	availability of supply;

•	patent protection; and

•	sales and marketing capabilities and resources.

      Many of the companies competing against us have substantially greater financial and other resources. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic product candidates and obtaining FDA and other regulatory approvals of products for use in health care and marketing and selling those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approvals and commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have substantially less experience than our competitors.
      If we obtain approval to commercialize any of the product candidates that we are developing, such products will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be its efficacy, safety profile, convenience of dosing and price in comparison with available therapies.
      Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of hepatitis B, hepatitis C and HIV. We are aware of at least three small molecule products that are currently marketed in the United States and elsewhere for the treatment of chronic hepatitis B. Such therapies are lamivudine, marketed by GlaxoSmithKline plc as Epivir-HBV®; adefovir dipoxil, marketed by Gilead Sciences, Inc., as Hepsera®; and entecavir, marketed by Bristol-Myers Squibb Company, as Baraclude®. Pegylated interferon is also approved for the treatment of chronic hepatitis B. Pegylated interferon together with ribavirin is the current standard of care for the treatment of hepatitis C. Additional companies with which we expect to compete include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co. , Johnson & Johnson, Merck & Co., Inc., Pfizer Inc., Schering-Plough Corporation, Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, SciClone Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., and Vertex Pharmaceuticals Inc. Many of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we do. In addition, our competitors also include smaller private companies such as Pharmasset, Ltd.
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
Pharmaceutical Pricing and Reimbursement
      In both domestic and foreign markets, sales of our products will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health agencies, managed care providers, private health insurers and other organizations. These third-party payers are increasingly challenging drug prices and are examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. Any product candidates we successfully develop may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidates are approved for marketing. Adoption of new legislation could further limit reimbursement for pharmaceutical products.

      The marketability of any products we successfully develop may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement rates for such products. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing.
Regulatory Matters
      In late 2005, we submitted an NDA to the FDA for marketing approval of telbivudine as an oral, once-a-day treatment of chronic hepatitis B. In March 2006, we were notified that the submission has been accepted for filing and that the NDA is under formal review by the FDA. In early 2006, Novartis, submitted a MAA to the EMEA seeking authorization to market telbivudine in the European Union. Regulatory applications for marketing approval have also been submitted by Novartis in 2006 in China, Canada, Switzerland, Taiwan and Australia.
      Currently, we are evaluating valopicitabine in two phase IIb clinical trials, one in treatment-refractory patients and one in treatment-naïve patients. Recently, we have met with the FDA and the EMEA to discuss the proposed design of our phase III clinical trials. Assuming positive outcomes from subsequent meetings with the regulatory agencies, we plan to commence phase III clinical trials evaluating valopicitabine in both treatment-refractory and treatment-naive patients in 2006.

FDA Requirements for Approval of Drug Products
      The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. If we fail to comply with applicable regulatory requirements, we may be subject to a variety of administrative or judicially imposed sanctions, including:

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient and physician notification;

•	withdrawal of product approvals;

•	restrictions on, or prohibitions against, marketing our products, if approved for commercial sale;

•	fines;

•	restrictions on importation of our products;

•	injunctions;

•	debarment;

•	civil and criminal penalties; and

•	suspension of review, refusal to approve pending applications.
      The steps ordinarily required before a new pharmaceutical product may be marketed in the U.S. include preclinical studies, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may commence in the U.S. and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product candidate or disease. Government regulation may delay or prevent marketing of potential product candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.
      Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the preclinical studies and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical studies are submitted to the FDA, as part of the IND to justify the administration of the product candidate to human subjects in the proposed clinical trial.
      A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, the proposed clinical trial may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin.
      After the commencement of clinical trials, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Additionally, if a clinical hold is imposed on an ongoing clinical trial, further administration of the investigational agent to patients would not be permitted unless specifically allowed by the FDA. In some instances, the IND process can result in substantial delay and expense.
      Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The clinical trial protocol and informed consent information for patients to be enrolled in the clinical trial must also be approved by the institutional review board at each institution where the clinical trials will be conducted.
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
      The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA may designate the submission for priority review. Priority review is granted to product candidates that demonstrate a significant improvement to approved products in terms of safety or efficacy in the treatment, diagnosis or prevention of serious or life-threatening conditions. The FDA’s decision to grant priority review is driven solely by the data submitted and cannot be assured in advance. Under the Prescription Drug User Fee Act, or PDUFA, product candidates that are given a priority review designation have a 6-month FDA review timeline.
      After a submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has 180 days in which to review the application and respond to the applicant. The review timeline is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer the application to the appropriate advisory committee, typically a panel that includes clinicians, statisticians and other experts for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.
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
      Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports and/or supplemental new drug applications for approval of changes to the originally approved prescribing information, product formulation, and manufacturing and testing requirements. Following approval, drug products are required to be manufactured and tested for compliance with the NDA and/or compendial specifications prior to release for commercial distribution. The manufacture and testing must be performed in approved manufacturing and testing sites complying with cGMP requirements and subject to FDA inspection authority.
      Approved drug products must be promoted in a manner which is consistent with their terms and conditions of approval. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our product candidates may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.
      From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA or the courts in ways that may significantly affect our business and our product candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.
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

Foreign Regulation of Drug Product Approval
      Under the terms of our agreement with Novartis, we have primary responsibility for preparing and filing U.S. regulatory submissions with respect to any product candidate which Novartis has licensed from us. Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Europe
      In the European Union, which we refer to as the EU, investigational products are subject to extensive regulatory requirements. As in the U.S., the marketing of medicinal products is subject to the granting of marketing authorizations by relevant regulatory agencies. The grant of these marketing authorizations can involve testing in addition to that which the FDA requires and the time required may also differ from that required for FDA approval. In the EU, approval of new pharmaceutical products can be granted either through a mutual recognition procedure and decentralized approval or through a centralized procedure. The processes are described below.
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
      Centralized Procedure. This procedure is currently mandatory for products developed by means of a biotechnological process and optional for certain new active substances. However beginning November 2005, medicinal products containing new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder or diabetes must be submitted via the centralized process. Additionally, beginning May 2008, the centralized procedure will also be mandatory for products which contain new active substance and for which the indication is treatment of autoimmune diseases and other immune dysfunctions, and viral diseases. Our product candidates fall into the last category.
      Under the centralized procedure, an application is submitted to the European Medicines Agency. Two EU member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur country each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use (CHMP). If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the EU, such as Norway and Iceland, accept EU review and approval as a basis for their own national approval.

Asia
      Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the U.S. or the EU in addition to small, locally conducted studies. Recently an increasing number of companies are conducting phase III clinical trials in several major Asian countries such as Japan, China, Taiwan and South Korea. To conduct clinical trials in these regions, local clinical trial applications, equivalent to INDs, must be filed in the country. Upon completion of all clinical trials, marketing applications similar to the U.S. NDA may be submitted to and approved by the appropriate regulatory authorities prior to commercialization.

Marketing Applications Format
      As part of the International Conference on Harmonization, or ICH, standardization initiatives spearheaded by the U.S., EU and Japan, future marketing applications in these regions will be submitted as a core global dossier known as the Common Technical Document, or CTD. While the FDA has not mandated that submissions be made in the CTD format, it has indicated that this is its preferable submission format. In the EU and Japan, the CTD is the required submission format. Electronic CTDs, or e-CTD, are currently being used and are the manner of submission now preferred by the regulatory agencies requiring and recommending the CTD format. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

Hazardous Materials
      Our research and development processes involve the controlled use of numerous hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products, including certain regulations promulgated by the U.S. Environmental Protection Agency, or EPA. The EPA regulations to which we are subject require that we register with the EPA as a generator of hazardous waste. We do not expect the cost of complying with these laws and regulations to be material. While we maintain insurance, it is possible that costs for which we may become liable as a result of any environmental liability or toxic tort claims that may be asserted against us in connection with our use or disposal of hazardous materials, chemicals and radioactive materials, may exceed or otherwise be excluded from such insurance coverage. Such amounts could be substantial.

Employees
      As of December 31, 2005, we had 218 full time employees, 146 of whom were engaged in research, development and manufacturing functions and 72 of whom were engaged in administration, finance and commercialization activities.

Item 1A.	Risk Factors
Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since our inception. If we do not generate significant product revenues, we will not be profitable.
      We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date and we will not be able to do so unless and until one of our product candidates receives regulatory approval. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To generate product revenues, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell such products. Telbivudine, which we are evaluating in phase III and phase IIIb clinical trials and for which we have filed an NDA with the FDA, is our most advanced product candidate. Accordingly, unless we receive regulatory approval to market our products, we may never generate revenues from product sales and, even if we do generate such revenues, such revenues may not be realized at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.

We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
      Our December 31, 2005 cash, cash equivalents and marketable securities balance was $242.2 million. We believe that this balance and the development expense funding by Novartis for our licensed hepatitis B product candidates, will be sufficient to satisfy our anticipated cash needs at least until the end of 2007. However, we may need or choose to seek additional funding within this period of time. The commercialization of any product we successfully develop and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials, and regulatory review. We expect that our sales and marketing expenditures will increase significantly as we prepare for the anticipated launch of telbivudine, if approved, and the continued efforts thereafter to market and sell such product and any other product candidates we successfully develop.
      Our need for additional funding will depend in large part on whether:

•	with respect to our lead HBV product candidates, Novartis continues to reimburse us for development expenses and we achieve and receive from Novartis milestones payments relating to the development and regulatory approval of these product candidates; and

•	with respect to valopicitabine and our other product candidates, Novartis exercises its option to license valopicitabine or any other product candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.
      In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for our lead HBV product candidates and other product candidates, if any, Novartis licenses from us, Novartis has the right to terminate its license and the related funding obligations with respect to any product candidate by providing us with six months’ written notice.
      Our future capital needs will also depend generally on many other factors, including:

•	the costs of launching telbivudine, and any of our other product candidates, if such product candidates are approved for commercial sale by regulatory authorities;

•	the amount of revenue, if any, that we may be able to realize from commercialization and sale of telbivudine and any of our other product candidates if such product candidates are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV, HBV and HIV;

•	the cost of obtaining, maintaining and defending patents on our product candidates and processes;

•	the arrangements we establish for manufacturing and the related cost of manufacturing commercial supply of products;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing and maintaining sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, product candidates or other business assets;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements.

      We estimate that we will incur significant costs to complete the GLOBE study and the other clinical trials from which data forms the basis for the NDA we have filed for telbivudine. We also expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to file NDAs with the FDA for valtorcitabine and valopicitabine, assuming development of each of these product candidates is continued. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
      We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us.
      If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis which has the right to maintain its current level of ownership, will be diluted and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. These arrangements could result in the transfer to third parties of rights that we consider valuable.

We will not be able to commercialize our drug products successfully if we are unable to hire, train, deploy and retain qualified sales personnel to develop a direct sales force.
      Our successful commercialization of telbivudine, if approved, and other product candidates we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. We have begun to recruit sales personnel to establish a direct sales force for the markets in which we will co-promote or co-market products which we successfully develop and for which we receive regulatory approval. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult for us to recruit qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire, train, deploy and retain qualified sales personnel to establish a direct sales force in time for the launch of telbivudine, if approved or at all. In addition, we do not know if any sales force we establish will be sufficient in size or scope to compete successfully in the marketplace.

We will incur significant expense to establish our marketing and sales capabilities.
      To establish our sales capabilities, we expect to incur significant expense of which a substantial portion is expected to be incurred before any of our product candidates have been approved for marketing. Moreover, if the approval of telbivudine or any of our other product candidates is delayed substantially, or not approved, we will have incurred significant unrecoverable expenses. Additionally, the cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products.

Our market is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.
      We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting. We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. We are aware of four drug products, being lamivudine, entecavir and adefovir, each nucleoside analogs, and pegylated interferon, that are approved by the FDA and commercially available in the U.S. for the treatment of hepatitis B infection. We are also aware that the current standard of care for the treatment of chronic hepatitis C is pegylated interferon in combination with ribavirin, a nucleoside analog.
      Additionally, we believe that a significant number of drugs, currently under development may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Many of our competitors have:

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
      Our ability to compete successfully will depend in part on the success of our marketing and sales efforts. We do not know if we will be able to build in whole or in part the sales force we anticipate or whether such sales force, if established, will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products, gain market acceptance and acquire market share from existing products.
      In addition to direct competition, to receive attention from and be considered by physicians and patients, any product we successfully develop and receive approval to commercialize will compete against the promotional efforts of other products. In the pharmaceutical and biopharmaceutical markets, the level of promotional effort required to effect awareness of new products is substantial. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to recruit, train, deploy and retain an effective sales and marketing organization. We cannot offer assurance that the level of promotional effort that we will be able to provide for products we successfully develop will be effective in allowing our products to compete successfully, if at all, in the market.
      Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.

If we successfully develop and obtain regulatory approval for our products, but those products do not achieve and maintain market acceptance, our business will not be successful.
      Even if our product candidates are successfully developed and approved for commercialization, our success and growth will depend upon the acceptance of these products by physicians, healthcare professionals and third-party payers. Acceptance will be a function of:

•	our products being clinically useful and demonstrating similar or superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments;

•	the timing of our receipt of any marketing approvals, the terms of any approval (including labeling requirements and/or limitations), and the countries in which approvals are obtained, if any;

•	the perception of our products by physicians and other members of the healthcare community and the success of our physician and healthcare professional education programs; and

•	the availability and level of government and third-party payer reimbursement.
      Lamivudine, adefovir dipivoxil and entecavir are small molecule therapeutics currently approved in the U.S. and some other jurisdictions for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin, a small molecule therapeutic. The labeling for our approved products, if any, will have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling will restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products.
      We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop are approved for sale and achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products, including lower price generic products or technologies are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting manufacture, marketing or use of these products;

•	litigation or threatened litigation arises with respect to our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similiar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to use of our products.

Our research and development efforts may not result in additional product candidates being discovered on timelines anticipated, if at all, which could limit our ability to generate revenues.
      Our research and development programs, other than our programs for telbivudine and valtorcitabine for hepatitis B and valopicitabine for hepatitis C, are in preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. As a result, we may be unable to maintain our proposed schedules for the submission to the FDA of INDs, which are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the U.S.

Our failure to successfully acquire, develop and market additional product candidates or approved drugs would impair our ability to grow.
      As part of our strategy, we intend to establish a franchise in the hepatitis B and hepatitis C market by developing two or more product candidates for each therapeutic indication. The success of this strategy depends upon the development and commercialization of additional product candidates that we successfully discover, license or otherwise acquire.
      Product candidates we discover, license or acquire will require additional and likely substantial development, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.
      Proposing, negotiating and implementing acquisition or in-license of product candidates may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, if at all.

As we evolve from a company primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.
      We have experienced rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we expect that our anticipated growth will continue to have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes and further our preparations for the anticipated commercial launch of telbivudine, if approved, we are expanding significantly our development, regulatory, manufacturing, marketing and sales capabilities, including the anticipated hiring of a sales force. We also are entering into additional contracts with third parties to provide certain of these capabilities for us. Such expansion of capabilities is requiring us to invest substantial cash and management resources. If the development, regulatory approval or commercialization of any of our product candidates is delayed or terminated, we will have incurred significant unrecoverable costs in connection with the expansion of our administrative and operational capabilities at a time earlier than necessary, if necessary at all.
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

If we are not able to attract and retain key management, scientific and commercial personnel and advisors, we may not successfully develop our product candidates, commercialize any products or achieve our other business objectives.
      The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include all of our executive officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful and timely launch of telbivudine, if approved, will depend in large part on our ability to recruit, train and deploy an effective sales and marketing organization in a timely fashion. Our inability to recruit such persons or the loss of the service of any of the key members of our senior management may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.

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
      Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the therapeutic indications for which such products may be used. In addition, product liability claims may distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with commercialization efforts and could adversely affect our business. Claims of this nature would also adversely affect our reputation which could damage our position in the market. Although we do not currently commercialize any products, product liability claims could be made against us based on the use of our product candidates in clinical trials. We maintain clinical trial insurance for our product candidates in development. We are currently seeking to obtain product liability insurance for telbivudine prior to any commercial marketing which may be approved for this product candidate. If available at all, such insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of clinical trial insurance coverage, obtain product liability insurance for products that we seek to commercialize, maintain any insurance we obtain, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our potential products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.
      We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’ and officers’, environmental site liability and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. For example, we are recognizing the license fee and other upfront payments under our development agreement with Novartis over a development period that we have set. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

If we fail to design and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our registered independent public accountants must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement first applies to us with respect to this Annual Report on Form 10-K for the fiscal year ending December 31, 2005, and thereafter applies to each annual filing. The manner by which companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how registered independent public accountants apply these requirements and test companies’ internal controls, is subject to change and will evolve over time.
      We have completed an assessment and will continue to review in the future, our internal controls over financial reporting in an effort to ensure compliance with the Section 404 requirements. Notwithstanding these efforts, it is possible that our management may determine that our internal controls over financial reporting are not effective. In addition, if our registered independent public accountants are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the registered independent public accountants interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.
Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

All of our product candidates are in development and remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.
      To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully. Our most advanced product candidates are telbivudine, valtorcitabine and valopicitabine. Currently, we are conducting phase III clinical trials of telbivudine and applications seeking authorization to market telbivudine have been filed with the FDA and submitted to the EMEA and regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates, including telbivudine, require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicology and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:

•	offer therapeutic or other improvements over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
      Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Based on the one year results from the GLOBE study, which is a two year study evaluating the use of telbivudine for the treatment of chronic HBV infection, we have submitted an NDA to the FDA seeking authorization to market telbivudine in the U.S. The one year and other available longer-term data from the GLOBE study appear to be positive. However, new information may arise from this and other continuing clinical trials that may be less favorable than that which is currently available. Additionally, clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain FDA approval for such product candidates. Furthermore, the FDA may request additional information from us, including data from additional clinical trials, may delay significantly anyapproval and ultimately may not grant marketing approval for telbivudine.

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
      We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Among other things, adverse side effects of a product candidate on persons in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular product candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such product candidates, result in a filing or approval, if any, for a narrower indication than was originally sought or result in a decision to discontinue development of such product candidates.
      Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and clinical trials evaluating other investigational agents which may compete with us for patient enrollment. Delays in patient enrollment can result in increased costs and longer development times.
      We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials, or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase expenses associated with clinical development and increase the volatility of the price of our common stock.
      Any of the following could delay the completion of our ongoing and the initiation of our planned clinical trials:

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from, or suspensions or termination by institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays enrolling participants into clinical trials;

•	lower than anticipated retention of participants in clinical trials;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	serious or unexpected drug-related side effects experienced by participants in our clinical trials; or

•	negative results of clinical trials.
      If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to complete phase III and phase IIIb clinical trials of telbivudine;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of any additional HCV, HIV or other product candidates;

•	Novartis may choose not to license our product candidates other than telbivudine and valtorcitabine and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue research and development of our product candidates.

If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our collaborators will be unable to commercialize our product candidates.
      Each of our product candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before telbivudine or any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which is a rigorous set of requirements. In addition, facilities of Novartis, which we currently anticipate will manufacture commercial supply of telbivudine as well as facilities of other third parties manufacturing our product candidates must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of telbivudine or the other product candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
      We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by any regulatory authorities outside the U.S. Many foreign regulatory authorities, including those in the European

Union and in China, a major market for chronic hepatitis B therapeutics, have different approval procedures than those required by the FDA and may impose additional testing requirements for our product candidates. The acceptability and approvability of the applications that have been submitted by Novartis for authorization to market telbivudine in jurisdictions outside the U.S. cannot be currently predicted. Any failure or delay in obtaining such marketing authorizations would have a material adverse effect on us.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review. If we fail to comply with applicable U.S. and foreign regulations, we could lose those approvals and our business would be seriously harmed.
      Approvals of our product candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make any approved products, will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance.
      If we fail to comply with applicable continuing regulatory requirements, we may be subject to civil penalties, suspension or withdrawal of any regulatory approval obtained, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties. Because of these potential sanctions, we seek to monitor compliance with these regulations.

If we are subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our business may be harmed.
      The regulations governing drug product marketing authorization, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product marketing authorization approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or Novartis may obtain regulatory approval for a product in a particular country, but then be subject to price regulations, which may delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales by us or Novartis of the product in that country.
      Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide such third party payers with predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because none of our product candidates has received the approvals required to commercialize such products, we do not know the level of reimbursement, if any, that we will receive for products, if any, that do receive such approval. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
      We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will increase pressure on drug pricing and continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies.

If we receive regulatory clearance or approval but fail to comply with ongoing regulatory requirements, we may be subject to significant FDA sanctions.
      The research, testing, manufacturing and marketing of product candidates and products are subject to extensive regulation by numerous regulatory authorities in the U.S., including the FDA, and in other countries where approval has been sought. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:

•	warning letters and other regulatory authority communications objecting to matters such as promotional materials and requiring corrective action such as revised communications to healthcare practitioners;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending NDAs or supplements to NDAs for previously approved products, and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.
      The imposition of one or more of these sanctions on us would have a material adverse effect on our business.

If we violate healthcare statutes such as fraud and abuse laws, we would be subject to significant penalties and expenses.
      Commercialization efforts in which we currently and expect in the future to engage in the U.S. are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback laws and false claims laws.
      Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
      Our activities relating to the sale and marketing of products that are approved for commercialization, if any, and those of Novartis, will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price. Our activities and those of Novartis could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have agreed to enter into corporate integrity agreements and have paid multi-million dollar fines for alleged violation of these laws, and other companies are under active investigation. Although we are in the process of developing and implementing corporate compliance programs as part of our commercialization preparations relating to telbivudine, if approved, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation. In addition, our efforts to comply with these laws will be time-consuming and expensive.
      Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our commercialization efforts relating to telbivudine and our other product candidates.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
      Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials and environmental liability insurance to cover us for costs associated with environmental or toxic tort claims that may be asserted against us, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
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

Novartis has the right to exercise control over certain corporate actions that may not otherwise require stockholder approval as long as it holds at least 19.4% of our voting stock.
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
      Pursuant to the amended and restated stockholders’ agreement, dated July 27, 2004, among us, Novartis and certain of our stockholders, which we refer to as the stockholders’ agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.
      Additionally, until such time as Novartis and its affiliates own less than 50% of our voting stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his duties, we are required to terminate the employment of our chief financial officer.
      Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357 million to these stockholders if we achieve predetermined development milestones with respect to an HCV product candidate. As a result, in making determinations as to our annual operating plan and budget for the development of our product candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.
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

We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in commercialization of our HBV product candidates, and we may depend on Novartis for commercialization of other product candidates, including valopicitabine, our HCV product candidate. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
      In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. Novartis has the option to license valopicitabine and additional product candidates from us. If it does so, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis. We expect that we will derive substantially all of our near term revenues from Novartis.
      Pursuant to the development agreement, we will co-promote and co-market with Novartis in the U.S, the U.K., France, Germany, Italy and Spain and Novartis will exclusively commercialize products we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we are seeking to establish marketing and sales capabilities which when combined with the capabilities Novartis will provide is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any other territories. We are dependent upon Novartis for the commercialization of our products in the other territories.
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

Novartis has the option to license from us valopicitabine, our lead product candidate for the treatment of hepatitis C, and other product candidates. If Novartis does not exercise its option with respect to a product candidate, our development, manufacture and/or commercialization of such product candidate may be substantially delayed or limited.
      Our drug development programs and potential commercialization of our product candidates will require substantial additional funding.
      In addition to its license of telbivudine and valtorcitabine, Novartis has the option under the development agreement to license our other product candidates, including valopicitabine, our lead product candidate for the treatment of hepatitis C. Until March 29, 2006, Novartis has the exclusive right to license valopicitabine. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements with respect to valopicitabine to provide funds necessary to enable us to continue the development of valopicitabine.
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
      In May 2004, we entered into a settlement agreement with UAB and UABRF relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment made in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.
      Novartis could also suffer losses in connection with any amounts we become obligated to pay relating to or under the terms of any license agreement, including the UAB license agreement, or other arrangements we may be required to enter into with UABRF, Emory University and CNRS, each licensors under the UAB license agreement, to commercialize telbivudine. Novartis, may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis B product candidates.
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
      We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix Cayman and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-

marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop or commercialize our product candidates and receive lower payments from Novartis than we had anticipated.

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
      Under the terms of the stockholders’ agreement, Novartis has the right to purchase at par value of $0.001 per share, such number of shares required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, which is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:

•	the date that Novartis and its affiliates own less than 19.4% of our voting stock; or

•	the date that Novartis becomes obligated under the stock purchase agreement to make the additional future contingent payments of $357 million to our stockholders who sold shares to Novartis in May 2003.
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
      Under the development agreement, if marketing authorization is obtained, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, telbivudine and valtorcitabine, our lead hepatitis B drug products and other products that Novartis licenses from us, which may include valopicitabine, our lead hepatitis C product candidate. Novartis will market and sell these drug products throughout the rest of the world. We also anticipate that Novartis will manufacture the global commercial supply of telbivudine. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell telbivudine, if approved, and our other product candidates, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
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
      Currently, we have limited sales, marketing and distribution capabilities. Although we are seeking to build an internal sales force and expand our marketing capabilities, we may elect to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements in time for the anticipated launch of telbivudine, if approved, and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.

If we seek to enter into collaboration agreements for any product candidates other than those licensed to Novartis and we are not successful in establishing such collaborations, we may not be able to continue development of those product candidates.
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
      We work with chemists and biologists at academic and other institutions who assist us in our research and development efforts. Telbivudine, valtorcitabine and valopicitabine were discovered with the research and development assistance of these chemists and biologists. Many of the scientists who have contributed to the discovery and development of our product candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

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
      Our success will depend in part on our ability to obtain patent protection both in the U.S. and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us.

Our ability to protect any products we successfully develop from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
      We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates. For example, patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the U.S. are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. Since, our hepatitis B product candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B infection, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine in medical therapy for the treatment of hepatitis B infection.
      Our other hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, which is converted into biologically active LdC in the body. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B infection. We are aware of an issued U.S. patent with claims directed to a broad genus of compounds which may be construed to include valtorcitabine. We believe those claims to be invalid as a result of prior art in existence at the time those claims were filed. We would assert an invalidity defense against any such claims were they to be asserted against us. However, there is no assurance that these claims would be found to be invalid; in which case, we would need to obtain a license to these patent rights which may not be available on reasonable terms.
      Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors, have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims generally encompassing the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
      In February 2006, UABRF notified us that it and Emory University were asserting a claim that the UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
      If it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
      If we fail to perform our material obligations under the UAB license agreement, UABRF, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat HBV, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude our ability to commercialize telbivudine.
      If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or nonexclusively license any claims covering the use of telbivudine to treat hepatitis B to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have already obtained four U.S. patents covering the use of telbivudine to treat hepatitis B, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the U.S. that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
      If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. For a further description see “Business — Patents and Licenses,” “Collaborations — Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis.”
      Our initial hepatitis C clinical product candidate, valopicitabine or NM283, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. We believe that NM283 may be a new compound, and therefore we are attempting to obtain patent protection on NM283 itself, as well as a method to treat hepatitis C infection with NM283. NM107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C infection were filed. We have two issued U.S. patents claiming methods of treatment using NM107, one directed to treating hepatitis C infection specifically and one directed to treating flavivirus and pestivirus infection. However, we cannot obtain patent protection on the compound NM107.
      Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and NM283, generically, to treat hepatitis C infection, or infection by any member of the Flaviviridae virus family to which hepatitis C belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C infection. Because patents in countries outside the U.S. are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/ Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat hepatitis C infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating hepatitis C or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
      A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV infections that these patents could materially affect our ability to develop our and sell our HBV and HCV product candidates as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation and Apath, LLC have obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitabine or any other hepatitis C product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our hepatitis C drug product.
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

      Litigation and disputes related to intellectual property matters occur frequently in the biopharmaceutical industry. Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate. Such litigation could take place in the U.S. in a federal court or in the U.S. Patent Office. The litigation could also take place in a foreign country, in either the court or the patent office of that country.
      Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover products we successfully develop. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

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
      In May 2004, we and our chief executive officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine, our hepatitis C product candidate. Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding valopicitabine and our hepatitis C program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
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
      To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If any of our agreements that grant us the exclusive right to make, use and sell our product candidates are terminated, we may be unable to develop or commercialize our product candidates.
      We, together with Novartis, have entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patent applications covering our hepatitis B product candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B product candidates. We, together with Novartis, have also entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering our hepatitis C product candidates and certain NNRTI HIV pre-clinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
      Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned product candidates without the permission of the co-owners. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate, we may not be able to exploit, license or otherwise convey to Novartis or other third parties our rights in our product candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our product candidates and selling our products.
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
      Our cooperative research agreement with the University of Cagliari, as amended, grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement. Our cooperative agreement with the University of Cagliari currently expires in January 2007 and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.
Factors Related to Our Common Stock

Sales of additional shares of our common stock could result in dilution to existing stockholders and cause the price of our common stock to decline.
      Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of February 28, 2006, we had 55,919,002 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 3,636,637 shares of common stock with a weighted average exercise price of $12.69 per share.
      The holders of approximately 37,151,869 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Fluctuation of our quarterly results may cause our stock price to decline, resulting in losses to you.
      Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in revenue associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of launches of any product we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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
      The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
      In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. Additionally, as we approach the announcement of important clinical data or other significant information and as we announce such results and information, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.
      The stock market frequently experiences extreme price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      We lease approximately 113,000 square feet of office and laboratory space. Our major leased properties are described below:

	Approximate		Lease
Property Location	Square Feet	Use	Expiration Date

Cambridge, MA	36,513 sq ft	Office Headquarters	March 2010
	39,014 sq ft	Office and Laboratory	December 2013
Montpellier, France	1,851 sq ft	Office	August 2009
	35,000 sq ft	Laboratory	April 2017

Item 3.	Legal Proceedings.
      We are currently not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On December 28, 2005, pursuant to Section 228 of the General Corporation Law of the State of Delaware, Novartis, our majority stockholder, consented to and approved an amendment to our restated certificate of incorporation with the effect of increasing the authorized capital stock to 75,000,000 shares of common stock. On December 28, 2005, Novartis was the holder of 31,295,870 shares, representing approximately 56% of the shares outstanding and entitled to vote on such matter. The amendment to our restated certificate of incorporation became effective on January 30, 2006.
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

	High	Low

2004
Third quarter (commencing July 22, 2004)	$16.50	$8.39
Fourth quarter	$18.80	$14.45
2005
First quarter	$23.01	$15.66
Second quarter	$22.97	$17.27
Third quarter	$27.22	$20.86
Fourth quarter	$26.96	$16.86
Stockholders
      On March 13, 2006, we had approximately 79 stockholders of record.
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
      The aggregate purchase price of shares of our common stock sold in the offering by us was $64,400,000 and the net proceeds to us were approximately $57,000,000. The net proceeds of the initial public offering are invested in investment grade securities with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Repurchase of Securities
      None.

Item 6.	Selected Consolidated Financial Data
      The following unaudited selected consolidated financial data for each of the five years in the period ended December 31, 2005 are derived from our audited consolidated financial statements. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$64,718	$95,389	$29,570	$3,465	$1,299
Operating expenses(1)
Research and development	86,590	79,979	51,477	29,317	20,858
General and administrative	20,278	17,080	18,152	11,737	7,287
Sales and marketing	13,379	6,523	2,041	984	998

Total operating expenses	120,247	103,582	71,670	42,038	29,143

Loss from operations	(55,529)	(8,193)	(42,100)	(38,573)	(27,844)
Investment income, net	4,044	1,379	430	297	931
Other, net(2)	708	570	(210)	(80)	(422)

Net loss	(50,777)	(6,244)	(41,880)	(38,356)	(27,335)
Accretion of redeemable convertible preferred stock	—	—	(29,074)	(59,165)	(33,835)

Net loss attributable to common stockholders	$(50,777)	$(6,244)	$(70,954)	$(97,521)	$(61,170)

Basic and diluted net loss per common share	$(1.03)	$(0.15)	$(2.70)	$(15.19)	$(12.98)

Shares used in computing basic and diluted net loss per common share	49,395	41,369	26,232	6,421	4,713

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,733	$42,083	$43,485	$8,548	$38,846
Working capital	167,069	70,123	30,399	1,602	35,281
Total assets	277,657	187,118	67,090	12,226	44,945
Deferred revenue, current	—	—	107	1,306	1,358
Deferred revenue, net of current portion	4,272	4,272	4,272	3,345	4,526
Deferred revenue, related party, current	9,695	9,695	10,756	—	—
Deferred revenue, related party, net of current portion	29,089	38,779	54,239	—	—
Long-term obligations	2,792	3,691	4,849	732	—
Redeemable convertible preferred stock	—	—	—	160,982	101,817
Accumulated deficit	(280,854)	(230,077)	(223,833)	(153,058)	(66,574)
Total stockholders’ equity (deficit)	206,887	109,058	(27,731)	(161,362)	(68,975)

(1)	Stock-based compensation expenses included in operating expenses amounted to approximately:

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Research and development	$722	$1,191	$1,288	$1,716	$7,284
General and administrative	560	781	3,328	2,368	501
Sales and marketing	106	128	129	99	20

	$1,388	$2,100	$4,745	$4,183	$7,805

(2)	Other, net includes gain (loss) on foreign exchange and income tax provision.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes appearing elsewhere in this document. This discussion contains forward-looking statements based on our current expectations related to future events and future financial performance that involve known and unknown risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this document.
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
      The following table summarizes key information regarding our pipeline of product candidates:

Indication	Product Candidates/Programs	Current Stage of Development

HBV	telbivudine	applications seeking marketing authorization have been filed in the U.S. and submitted in the EU, China and certain other territories/ phase III and phase IIIb

	valtorcitabine	phase IIb

HCV	valopicitabine	phase IIb
	NV-08	preclinical

HIV	NV-05	preclinical
      In October 2005, we completed a public offering of our common stock in which we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock to Novartis. From this sale of stock, we received approximately $145.4 million in proceeds, after deducting underwriting discounts and commissions and offering expenses.
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
      Novartis, which owns approximately 56% of our outstanding common stock at March 13, 2006, has the right to purchase from us that number of shares of our common stock as is required to enable Novartis to maintain its percentage ownership in our company. Novartis exercised such right in connection with both public offerings. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock.
      In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. As part of such arrangement, Novartis paid us a license fee of $75 million for our lead HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments, which could total up to

$35 million upon the achievement of specific regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
      Novartis also acquired an option to license our HCV and other product candidates. We recently amended the development agreement with respect to the terms of the option held by Novartis relating to valopicitabine, our initial HCV product candidate. The period within which Novartis has the exclusive right to license valopicitabine will expire on March 29, 2006. If Novartis exercises its option to collaborate with us on valopicitabine, our initial HCV product candidate, it would be required to provide development funding and pay us up to $525 million in license fees and other payments, based upon achievement of certain regulatory milestones, as well as additional milestone payments based upon achievement of predetermined sales levels.
      We plan to co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed and approved for commercial sale. Novartis has the exclusive right to promote and market such products in the rest of the world. In June 2004, we received a $25 million milestone payment from Novartis based upon the results from our phase I clinical trial of valopicitabine.
      All of our product candidates are currently in preclinical or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. We submitted an NDA to the FDA for telbivudine, our lead hepatitis B product candidate in late 2005. In March 2006, we were notified that this submission has been accepted for filing and that the NDA is under formal review by the FDA. Additionally, to date in 2006, Novartis has submitted applications seeking authorization to market telbivudine in other territories, including the European Union, China, Canada, Switzerland, Taiwan, and Australia. Any delay in obtaining or failure to obtain such required approvals by either us or Novartis, will materially adversely affect our ability to realize revenues from commercial sales of telbivudine and our other product candidates, if any, for which marketing authorization is sought and obtained. Even if telbivudine is approved for commercial sale without delay, we do not expect to receive any product sales prior to late 2006 at the earliest. Accordingly, we expect our sources of funding for 2006 to consist principally of the reimbursement of expenses we may incur in connection with the development of licensed product candidates, and if Novartis so elects, license fees relating to valopicitabine.
      Since our inception through December 31, 2005, we have recognized revenues from license fees, development expense reimbursements received from our collaborators and government grants. We derived substantially all of our total revenues from Novartis for the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our HBV product candidates, valopicitabine if Novartis exercises its option to license and other product candidates that Novartis may subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
      Revenues recognized from Novartis during the year ended December 31, 2005 included $54.7 million in reimbursements in connection with Novartis’ obligation to fund expenses we incur in connection with the development of telbivudine and valtorcitabine and $9.7 million in license fees paid to us in 2003 by Novartis in connection with its license of these product candidates. Revenues recognized from Novartis during the year ended December 31, 2004 included $60.9 million in reimbursements expenses we incurred in connection with the development of telbivudine and valtorcitabine, $25.0 million in milestone revenue with respect to valopicitabine and $9.1 million in license fees paid to us in 2003 by Novartis. We expect that the amount of revenue we will recognize on a quarterly basis relating to Novartis’ reimbursement of development expenses will vary based on the level of activity and expenses that we incur in such quarter for development of product candidates licensed to Novartis. We are recognizing the $75.0 million license fee and the $5.0 million up-front payment received in 2003 from Novartis as revenue over the estimated development period during which we expect to complete our performance obligations under our development agreement with Novartis. We have estimated such period to be approximately six and one-half years from the effective date of the development agreement until December 2009. The amount of revenue we recognize each quarter is subject to adjustment.

Such adjustments may result from changes in the anticipated length of the development period and our issuance of shares of stock which are subject to the stock subscription rights held by Novartis. The amount will also be subject to adjustment if Novartis exercises its option to license valopicitabine or any of our other product candidates and we receive additional license fees. For a discussion of our revenue recognition policies, see “— Critical Accounting Policies and Estimates — Collaborative Research and Development Revenue.”
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
      Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. We incur the majority of our research and development spending as a result of clinical, preclinical and manufacturing activity with third-party contractors relating to the development of our HBV and HCV product candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential product candidates and advance our clinical trials.
      Set forth below are the direct third-party research and development expenses incurred during the period from May 1, 1998 through December 31, 2002, the years ended December 31, 2003, 2004 and 2005 in connection with our preclinical studies and clinical trials of our lead HBV and HCV product candidates.

		Period from
		May 1, 1998
		(Inception)
		Through	Years Ended December 31,
Disease		December 31,
Indication	Product Candidate	2002	2003	2004	2005	Total

		(In thousands)
HBV	telbivudine	$20,232	$21,287	$43,483	$46,447	$131,449
HBV	valtorcitabine	6,557	1,781	8,673	3,770	20,781
HCV	valopicitabine	2,516	6,431	7,096	12,140	28,183

		$29,305	$29,499	$59,252	$62,357	$180,413

      We anticipate that we will incur significant additional direct third-party research and development expenses prior to the commercial launch of our HBV and HCV product candidates. We expect such amounts to approximate those set forth below:

Estimated Additional Amount of
Direct Third-Party Research and
Development Expenses Expected to
	Current Stage of	be Incurred Prior to Commercial
Product Candidate	Development	Launch

telbivudine	phase III	$25 million
valtorcitabine	phase IIb	$50 to $60 million
valopicitabine	phase IIb	$280 to $300 million
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
      Pursuant to our development agreement with Novartis, after it licenses a product candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its exclusive right to license our product candidates generally requires that Novartis exercise the option for each such product candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new product.
      Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the FDA and foreign regulatory review and approval processes. The time and cost to complete development of our product candidates may vary significantly and depends upon a number of factors, including the requirements mandated by the FDA and other regulatory agencies, the success of our clinical trials, the availability of financial resources, our collaboration with Novartis and its participation in the manufacturing and clinical development of our product candidates.
Results of Operations
Comparison of Years Ended December 31, 2005 and 2004

Revenues
      Total revenues were $64.7 million for the year ended December 31, 2005 as compared with $95.4 million for the year ended December 31, 2004.
      Total revenues for the year ended December 31, 2005 were primarily comprised of $64.4 million in related party revenue from Novartis, consisting of $9.7 million in license fee revenue and $54.7 million in reimbursement of research and development expenses.
      Total revenues for the year ended December 31, 2004 were primarily comprised of $95.0 million in related party revenue from Novartis, consisting of $9.1 million in license fee revenue, net of a $1.9 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue relating to the development of valopicitabine and $60.9 million in reimbursement of research and development expenses relating to our hepatitis B product candidates.
      The decrease in revenues of $30.7 million for the year ended December 31, 2005 in comparison with 2004 was primarily due to a one time $25.0 million milestone payment received in June 2004 from Novartis relating to the development of valopicitabine and lower reimbursements from Novartis as a result of the decrease in 2005 of the development costs for our hepatitis B product candidates.

Research and Development Expenses
      Research and development expenses were $86.6 million for the year ended December 31, 2005 as compared with $80.0 million for the year ended December 31, 2004. The increase of $6.6 million was principally due to an increase of $2.2 million in expenses for third party contractors, primarily for clinical trials of valopicitabine and the purchase of comparator drug product used in the clinical trials of valopicitabine and an increase of $3.3 million increase in salary and other payroll-related expenses.
      We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities and we engage in a greater number of later stage clinical trials.

General and Administrative Expenses
      General and administrative expenses were $20.3 million for the year ended December 31, 2005 as compared with $17.1 million for the year ended December 31, 2004. The increase of $3.2 million was primarily due to an increase in salary and payroll-related expenses in support of our growing operations.
      We expect that our general and administrative expenses will increase in the future as we continue to expand our staff, maintain and enforce our patents and implement new computer systems.

Sales and Marketing Expenses
      Sales and marketing expenses were $13.4 million for the year ended December 31, 2005 as compared with $6.5 million for the year ended December 31, 2004. The increase of $6.9 million was primarily due to increases of $4.3 million in third party consulting expenses and $2.1 million in salaries and other payroll-related expenses attributable to marketing activities in anticipation of our expected launch of telbivudine.
      We expect that sales and marketing expenses will increase significantly in 2006 as we expand marketing activities, continue to build a commercial infrastructure, hire additional marketing staff and recruit a specialized sales force in the U.S. in anticipation of the expected launch of telbivudine. We expect such expenses to increase in subsequent periods in connection with the marketing and sale of telbivudine, if approved, and other product candidates, if any, which we may successfully develop and commercialize in the future.

Investment Income, Net
      Net investment income was $4.0 million for the year ended December 31, 2005 as compared with $1.4 million for the year ended December 31, 2004. The increase of $2.6 million was primarily the result of higher average cash and marketable securities balances held during the year ended December 31, 2005 due to the receipt of proceeds from our public offerings completed in July 2004 and October 2005.

Income Taxes
      Income tax benefit was $0.7 million for the year ended December 31, 2005 compared with income tax benefit of $0.6 million for the year ended December 31, 2004. The income tax benefits for the years ended December 31, 2005 and 2004 were due to amounts our French subsidiary has received or is expected to receive for certain research and development credits. The increase of $0.1 million in the income tax benefit was primarily due to higher research and development costs incurred by our French subsidiary in 2005 that were eligible for the research and development credit. Our income tax expense consists of tax expense incurred by our U.S., French and Dutch subsidiaries. In both 2005 and 2004, our U.S. and French subsidiaries performed services for us and were reimbursed for these costs, plus a profit margin.
Results of Operations
Comparison of Years Ended December 31, 2004 and 2003

Revenues
      Total revenues were $95.4 million for the year ended December 31, 2004 as compared with $29.6 million for the year ended December 31, 2003.
      Total revenues for the year ended December 31, 2004 were primarily comprised of $95.0 million in related party revenue from Novartis, consisting of $9.1 million in license fee revenue, net of a $1.9 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue as a result of our achievement of a milestone in the development of valopicitabine and $60.9 million in reimbursement of research and development expenses.
      Total revenues for the year ended December 31, 2003 were comprised of $33.4 million in related party revenue from Novartis, consisting of $6.9 million in license fee revenue, net of a $0.8 million reduction due to

Novartis common stock subscription rights and $26.5 million in reimbursement of research and development expenses. We also incurred a net reduction of $4.2 million in revenue from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo. This reduction of revenue was incurred when we paid $5.0 million to Sumitomo pursuant to a final settlement agreement in May 2003 to reacquire from Sumitomo the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan. This required us to reverse $4.6 million in revenue previously recognized under the Sumitomo arrangement, including revenue in the amount of $0.4 million recognized in 2003 prior to entering into the final settlement agreement.
      The increase in revenues of $65.8 million for the year ended December 31, 2004 in comparison with the year ended December 31, 2003 was primarily due to a full year of reimbursements from Novartis of expenses attributable to the development of our hepatitis B product candidates and the achievement of a one-time $25.0 million milestone payment resulting from clinical development of valopicitabine during the year ended December 31, 2004. We entered into the development agreement in May 2003.

Research and Development Expenses
      Research and development expenses were $80.0 million for the year ended December 31, 2004 as compared with $51.5 million for the year ended December 31, 2003. The increase of $28.5 million was primarily due to an increase of $33.6 million in fees and expenses of third-party contractors primarily for phase III clinical trials of telbivudine, purchases of active pharmaceutical ingredient materials and amounts expended on pre-clinical studies for valtorcitabine and an increase in salary and other payroll-related expenses. These increases were offset by a decrease in research and development expenses resulting from a one time fee of $6.3 million incurred in 2003 relating to a license of certain manufacturing technology associated with our hepatitis B product candidates and $2.0 million incurred in 2003 relating to the settlement of litigation we brought to defend our ownership of certain patents and patent applications.

General and Administrative Expenses
      General and administrative expenses were $17.1 million for the year ended December 31, 2004 as compared with $18.2 million for the year ended December 31, 2003. The decrease of $1.1 million was primarily due to a decrease of $2.5 million in non-cash stock compensation primarily due to the accelerated vesting in May 2003 of stock options held by our former chief financial officer and a decrease in professional fees principally related to financial advisory, legal and accounting services rendered in 2003 in connection with the Novartis transaction. These decreases were offset by an increase of $2.0 million in other operating costs in support of our growing operations.

Sales and Marketing Expenses
      Sales and marketing expenses were $6.5 million for the year ended December 31, 2004 as compared with $2.0 million for the year ended December 31, 2003. The increase of $4.5 million was primarily attributable to hepatitis B market research studies and higher operating costs as we expanded our marketing organization.

Investment Income, Net
      Net investment income was $1.4 million for the year ended December 31, 2004 as compared with $0.4 million for the year ended December 31, 2003. The increase of $1.0 million was due to higher cash and marketable securities balances held during the year ended December 31, 2004 due to the receipt of net proceeds of $132.6 million, after deducting underwriting discounts and offering expenses, from the initial public offering and concurrent private placement of our common stock completed in July 2004.

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
Liquidity and Capital Resources
      Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. These proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV product candidates, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from the initial public offering and concurrent private placement of our common stock in July 2004, net proceeds from a public offering of our common stock in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
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
      In October 2005, we completed a public offering of our common stock. In this transaction we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock to Novartis. From this issuance and sale of stock, we received approximately $145.4 million in proceeds, after deducting underwriting discounts and commissions and offering expenses.
      We had $83.7 million and $42.1 million in cash and cash equivalents as of December 31, 2005 and 2004, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of December 31, 2005, we had $95.6 million in current marketable securities and $62.9 million in non-current marketable securities. As of December 31, 2004, we had $38.4 million in current marketable securities and $76.8 million in non-current marketable securities.
      Net cash used in operating activities was $56.3 million and $16.4 million for the years ended December 31, 2005 and 2004, respectively. Net cash provided by operating activities was $38.4 million for the year ended December 31, 2003. The net cash used in operating activities for the years ended December 31, 2005 and 2004, respectively, was due primarily to the net losses for the periods, excluding stock-based compensation and decreases in deferred revenue due to the amortization of license and other upfront fees received from Novartis in 2003. The increase in the net cash used in operating activities for the year ended December 31, 2005 in comparison to the year ended December 31, 2004 was primarily due to an increase in operating expenses, principally for research and development and marketing activities. The net cash provided by operating activities for the year ended December 31, 2003 was due primarily to an increase in deferred revenue resulting from the receipt of the license and other upfront fees from Novartis, an increase in accounts payable and accrued expenses due to greater research and development activity and an increase in long-term liabilities due to a one time fee that we incurred to obtain a license to certain manufacturing technology that we used in connection with our development of telbivudine. These increases were offset by a net loss for the period excluding stock-based compensation expense, an increase in accounts receivable from Novartis for the reimbursement of certain research and development costs and deposit payments made to vendors on contracts associated with our phase III telbivudine clinical trials.
      Net cash used in investing activities was $49.1 million, $119.4 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash used in investing activities for the year ended December 31, 2005 was principally due to the investment of a portion of the net proceeds from our public offering completed in October 2005, net of $113.8 million in sales of marketable securities; capital expenditures primarily for leasehold improvements in Cambridge, Massachusetts and Montpellier, France and the implementation of computer systems projects. The net cash used in investing activities for the year ended December 31, 2004 was principally due to the investment of a portion of the net proceeds from our initial public offering and concurrent private placement in marketable securities and capital expenditures primarily on leasehold improvements in Cambridge, Massachusetts and Cagliari, Italy. The net cash used in investing activities for the year ended December 31, 2003 was due primarily to capital expenditures relating to the acquisition of scientific equipment and leasehold improvements for offices and laboratory facilities in Cambridge, Massachusetts.
      Net cash provided by financing activities was $147.5 million, $134.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash provided by financing activities for the year ended December 31, 2005 was primarily due to the net proceeds from our public offering completed in October 2005 and the exercise of vested stock options held by employees. The net cash provided by financing activities for the year ended December 31, 2004 was primarily due to net proceeds from the initial public offering and concurrent private placement completed in July 2004. The net cash provided by financing activities for the year ended December 31, 2003 was primarily due to the issuance of common stock upon the exercise of vested stock options held by employees and directors.
      Set forth below is a description of our contractual cash obligations as of December 31, 2005.

	Payments Due by Period

			One to
		Less Than	Three	Four to	After Five
Contractual Cash Obligations	Total	One Year	Years	Five Years	Years

	(In thousands)
Operating leases	$20,549	$2,554	$5,575	$4,929	$7,491
Consulting and other agreements	14,007	5,687	4,790	3,530	—

Total contractual cash obligations	$34,556	$8,241	$10,365	$8,459	$7,491

      In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The lease term is 12 years expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling us to purchase the building at its fair value in which the leased space is located at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.
      In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. The initial lease term is for a period of 54 months expiring in March 2010. The lease agreement also provides us with an option, exercisable not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that we occupy.
      We have certain potential milestone payment obligations relating to our hepatitis B and hepatitis C product candidates. These obligations are excluded from the contractual obligations table above.
      Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that 1998 licensors have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims that would generally encompass the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
      In February 2006, UABRF notified us that it and Emory University were asserting a claim that the UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
      We do not believe that it is probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of December 31, 2005. However, if it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
      If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. For a further description see “Collaborations — Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”
      Additionally, in connection with the resolution of matters relating to certain of our hepatitis C product candidates we entered into a settlement agreement with UABRF, which provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. Such hepatitis C products would include valopicitabine if successfully developed and commercialized.
      Further, we have potential payment obligations under the license agreement with the University of Cagliari pursuant to which we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology. We are liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology.
      The settlement agreement which we have entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan.
      We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of our HBV product candidates, will be sufficient to satisfy our cash needs until at least the end of 2007. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
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
      Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. The Novartis stock purchase rights will remain in effect until the earlier of the date that Novartis and its affiliates own less than 19.4% of our voting stock or the date that Novartis becomes obligated to make contingent payments of $357.0 million to those holders of the our stock who sold shares to Novartis on May 8, 2003.
      Additionally, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, other than the 1998 Equity Incentive Plan, we record, as a reduction of the upfront license fee and payments received from Novartis in May 2003, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder. The amount is attributed proportionately between cumulative revenue recognized as of that date and the remaining amount of deferred revenue. These amounts are adjusted through the date that either Novartis elects to exercise its stock subscription rights or the right expires. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
      To date, we have received $75.0 million from Novartis as a license fee for our HBV product candidates and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. We have included this reimbursement as part of our up-front license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement with us. We are recognizing these payments from Novartis as revenue over the estimated period during which we expect to complete our performance obligations under our development agreement. We have estimated such period to be approximately six and one-half years from the effective date of the agreement in May 2003 until December 2009.
      In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable pursuant to the 1998 Equity Incentive Plan in connection with the exercise of stock options granted after May 8, 2003. In exchange for Novartis’ termination of such right, we issued 1,100,000 shares of our common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance to Novartis of these shares, Novartis rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan were terminated and no additional adjustments to revenue and deferred revenue will be required for options exercised under this plan. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as we granted options that were subject to Novartis’ stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis in May 2003. We are still subject to potential revenue adjustments relating to future grants of options and stock awards under our 2005 Stock Incentive Plan and other equity plans that our board of directors may approve and stockholders adopt.
      As of December 31, 2005, the license fee has been reduced by $15.4 million and has been reclassified to additional paid-in capital. Of this amount, $12.8 million has been recorded as a reduction of deferred revenue as of December 31, 2005 with the remaining amount of $2.6 million recorded as a reduction of revenue. We recorded a minor reduction to revenue during the year ended December 31, 2005 and a $1.9 million and a $0.8 million reduction of revenue during the years ended December 31, 2004 and 2003, respectively.
      In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million in deferred revenue on our consolidated balance sheet at December 31, 2005 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. If and when we determine that we will not seek regulatory approval for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.
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
      In June 2004, we recognized a $25 million milestone payment from Novartis based upon results of a phase I clinical trial relating to valopicitabine. Since the milestone was determined to be substantive, this amount was recognized as revenue when it became payable.
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

Accrued Expenses
      As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with preclinical and clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials related to our product candidates. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to our judgment. We also record estimates of our tax liabilities for the jurisdictions in which we operate. Determination of the tax effects involving our U.S. and foreign operations involves judgment on our part and our positions could be challenged by the tax authorities of these jurisdictions. We make these judgments based upon the facts and circumstances known to us and account for these estimates in accordance with accounting principles involving accrued expenses and income tax liabilities generally accepted in the U.S.

Stock-Based Compensation
      In connection with the grant of certain stock options, we have recorded in stockholders’ equity an aggregate amount of $0.3 million in deferred stock compensation at December 31, 2005. These stock options were considered compensatory because the deemed fair value of the underlying common stock was greater than the exercise price on the date of grant. The determination of the fair value of our common stock involved significant judgment on our part because our shares prior to the completion of our initial public offering in July 2004 were not publicly traded. In determining the fair value, our Board of Directors considered the price at which we sold shares of convertible preferred stock to investors, the purchase price per share, including the initial cash payment and the discounted present value of the contingent payments, paid by Novartis in May 2003 to acquire shares of our common stock from our existing stockholders, the development stage of our product candidates and general economic and market conditions. We have amortized deferred stock compensation for employees and directors over the vesting period of the related stock options, under the provisions of Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees.” We are amortizing deferred stock compensation for non-employee consultants over the vesting period of the related stock options, under the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock Compensation.”
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment” or SFAS No. 123(R). This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic method. SFAS No. 123(R) requires such transactions to be accounted using a fair value based method that would result in expense being recognized in our financial statements. We will be required to adopt SFAS No. 123(R) beginning in the first quarter after December 15, 2005. As a result, we expect to incur additional stock compensation expense related to stock options granted as of December 31, 2005 and future stock option grants. We expect that SFAS No. 123(R) will have a significant impact on our financial statements. We expect to adopt the modified prospective method in which stock compensation expense will be determined based on fair value using the Black-Scholes method at grant dates of stock options.
      For purposes of our consolidated statements of operations, we have allocated stock-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option and restricted stock grants. We expect to continue to grant options to purchase common stock in the future.
Recent Accounting Pronouncements
      In November 2005, the FASB issued a FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.
      In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. The FASB staff commenced redeliberations of the Interpretation in November 2005, and the Board is expected to issue a final Interpretation, which would include amendments to SFAS 109, in the second quarter of 2006. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.
      Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. Since our investments are short term in duration and the investments are denominated in U.S. dollars, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.

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
Disclosure Controls and Procedures
      We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Idenix’ assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Idenix are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Idenix’ assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None
PART III
Items 10-14.
      The information required for Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation of Executive Officers — Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Employment Agreements,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Fees,” “Audit-Related Fees,” “All Other Fees” and “Pre-Approval Policies.”
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements: The financial statements required to be filed as part of this annual report on Form 10-K are as follows:
      (a)(2) Financial Statement Schedules. The financial statement schedules have been omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
      (a)(3) Exhibits. The Exhibits have been listed in the Exhibit Index immediately preceding the Exhibits filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:
      We have completed an integrated audit of Idenix Pharmaceuticals, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2006

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,733	$42,083
Restricted cash	411	—
Marketable securities	95,579	38,429
Receivables from related party	13,723	16,243
Prepaid expenses and other current assets	6,139	3,231

Total current assets	199,585	99,986
Property and equipment, net	11,051	6,805
Restricted cash, non-current	750	750
Marketable securities, non-current	62,855	76,754
Income taxes receivable	946	370
Investment	500	500
Other assets	1,970	1,953

Total assets	$277,657	$187,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,665	$4,619
Accrued expenses	16,685	15,300
Deferred rent	265	50
Deferred revenue, related party	9,695	9,695
Income taxes payable	206	199

Total current liabilities	32,516	29,863
Long-term obligations	2,792	3,691
Deferred rent, net of current portion	2,101	1,455
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	29,089	38,779

Total liabilities	70,770	78,060
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 60,000,000 shares authorized at December 31, 2005 and 2004; 55,813,275 and 47,857,887 shares issued and outstanding at December 31, 2005 and 2004, respectively	56	48
Additional paid-in capital	488,340	340,938
Deferred compensation	(320)	(1,987)
Accumulated other comprehensive (loss) income	(335)	136
Accumulated deficit	(280,854)	(230,077)

Total stockholders’ equity	206,887	109,058

Total liabilities and stockholders’ equity	$277,657	$187,118

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
License fees and collaborative research and development — related party	$64,418	$95,004	$33,327
License fees and collaborative research and development — other	—	—	(4,165)
Government research grants	300	385	408

Total revenues	64,718	95,389	29,570
Operating expenses(1):
Research and development	86,590	79,979	51,477
General and administrative	20,278	17,080	18,152
Sales and marketing	13,379	6,523	2,041

Total operating expenses	120,247	103,582	71,670

Loss from operations	(55,529)	(8,193)	(42,100)
Investment income, net	4,044	1,379	430
Other (expense) income	(6)	4	(26)

Loss before income taxes	(51,491)	(6,810)	(41,696)
Income tax benefit (provision)	714	566	(184)

Net loss	(50,777)	(6,244)	(41,880)

Accretion of redeemable convertible preferred stock	—	—	(29,074)

Net loss attributable to common stockholders	$(50,777)	$(6,244)	$(70,954)

Basic and diluted net loss per common share	$(1.03)	$(0.15)	$(2.70)

Shares used in computing basic and diluted net loss per common share	49,395	41,369	26,232

(1)	In the years ended December 31, 2005, 2004 and 2003, stock-based compensation expenses included in operating expenses amounted to approximately:

	2005	2004	2003

Research and development	$722	$1,191	$1,288
General and administrative	560	781	3,328
Sales and marketing	106	128	129

	$1,388	$2,100	$4,745

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2003, 2004, 2005

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Deferred	Income	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity (Deficit)	Loss

	(In thousands, except share data)
Balance at December 31, 2002	7,266,744	$7	$—	$(8,461)	$150	$(153,058)	$(161,362)
Vesting of restricted stock	33,600	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—	(179)	—	—	(17,018)	(17,197)
Accretion of Series B and C preferred stock cumulative dividends	—	—	—	—	—	(1,805)	(1,805)
Common stock dividend to Series C preferred stockholders	1,537,725	1	17,683	—	—	(10,072)	7,612
Conversion of Series A, B and C preferred stock to common stock	26,858,239	27	172,344	—	—	—	172,371
Issuance of common stock upon exercise of employee stock options	654,742	1	1,129	—	—	—	1,130
Issuance of common stock upon vesting of restricted stock options	99,333	—	282	—	—	—	282
Income tax benefit associated with the exercise of employee stock options	—	—	136	—	—	—	136
Compensation related to modification of employee stock options	—	—	82	—	—	—	82
Deferred compensation related to stock option grants	—	—	91	(91)	—	—	—
Amortization of deferred compensation	—	—	—	4,663	—	—	4,663
Antidilution shares contingently issuable to related party	—	—	8,041	—	—	—	8,041
Net loss	—	—	—	—	—	(41,880)	(41,880)	$(41,880)
Cumulative translation adjustment	—	—	—	—	196	—	196	196

Comprehensive loss	—	—	—	—	—	—	—	$(41,684)

Balance at December 31, 2003	36,450,383	36	199,609	(3,889)	346	(223,833)	(27,731)
Issuance of common stock to related party	108	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering expenses and underwriting discounts of $7,425	4,600,000	5	56,970	—	—	—	56,975
Issuance of common stock upon private placement with related party	5,400,000	5	75,595	—	—	—	75,600
Issuance of common stock upon exercise of employee stock options	210,646	1	885	—	—	—	886
Issuance of common stock upon vesting of restricted stock options	96,750	—	286	—	—	—	286
Deferred compensation related to employee stock option grants	—	—	198	(198)	—	—	—
Amortization of deferred compensation	—	—	—	2,100	—	—	2,100
Issuance of common stock for settlement of antidilution shares contingently issuable to related party	1,100,000	1	—	—	—	—	1
Antidilution shares contingently issuable to related party	—	—	7,395	—	—	—	7,395
Net loss	—	—	—	—	—	(6,244)	(6,244)	$(6,244)
Net change in unrealized holding losses on marketable securities	—	—	—	—	(343)	—	(343)	(343)
Cumulative translation adjustment	—	—	—	—	133	—	133	133

Comprehensive loss	—	—	—	—	—	—	—	$(6,454)

Balance at December 31, 2004	47,857,887	48	340,938	(1,987)	136	(230,077)	109,058
Issuance of common stock upon follow on public offering, net of offering expenses and underwriting discounts of $4,567	3,338,889	3	64,245	—	—	—	64,248
Issuance of common stock upon follow on public offering, with related party	3,939,131	4	81,181	—	—	—	81,185
Compensation related to modification of employee stock options	—	—	98	—	—	—	98
Issuance of common stock upon exercise of stock options	590,618	1	2,017	—	—	—	2,018
Issuance of common stock upon vesting of stock options	86,750	—	255	—	—	—	255
Forfeiture of common stock under stock option plans	—	—	(385)	385	—	—	—
Amortization of deferred compensation	—	—	—	1,282	—	—	1,282
Antidilution shares contingently issuable to related party	—	—	(9)	—	—	—	(9)
Net loss	—	—	—	—	—	(50,777)	(50,777)	$(50,777)
Net change in unrealized holding gains on marketable securities	—	—	—	—	119	—	119	119
Cumulative translation adjustment	—	—	—	—	(590)	—	(590)	(590)

Comprehensive loss	—	—	—	—	—	—	—	$(51,248)

Balance at December 31, 2005	55,813,275	$56	$488,340	$(320)	$(335)	$(280,854)	$206,887

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(50,777)	$(6,244)	$(41,880)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,066	1,304	632
Stock-based compensation expense	1,388	2,100	4,745
Gain on sale of marketable securities	(991)	(70)	—
Revenue adjustment for contingently issuable shares	3	1,859	804
Changes in operating assets and liabilities:
Accounts receivable	—	—	19
Receivable from related party	2,520	(5,091)	(11,151)
Prepaid expenses and other current assets	(2,992)	1,639	(1,738)
Income taxes receivable	(576)	(370)	—
Other assets	(26)	(532)	(1,293)
Accounts payable	1,154	(1,629)	1,602
Accrued expenses	1,718	2,975	10,004
Deferred rent	860	(51)	—
Deferred revenue	—	(107)	(284)
Deferred revenue, related party	(9,697)	(10,986)	72,232
Income taxes payable	(104)	(277)	344
Long-term obligations	(865)	(902)	4,364

Net cash (used in) provided by operating activities	(56,319)	(16,382)	38,400
Cash flows from investing activities:
Purchase of property and equipment	(6,586)	(3,931)	(3,145)
Purchases of marketable securities	(155,963)	(189,831)	—
Sales of marketable securities	113,824	74,375	—
Restricted deposits	(411)	20	(727)

Net cash used in investing activities	(49,136)	(119,367)	(3,872)
Cash flows from financing activities:
Net proceeds from sale of common stock in public offerings and private placements, net of offering costs	145,433	133,409	—
Proceeds from exercise of common stock options	2,018	897	1,137
Deferred offering costs	—	—	(843)
Repayment of capital lease obligations	—	(2)	(15)

Net cash provided by financing activities	147,451	134,304	279
Effect of changes in exchange rates on cash and cash equivalents	(346)	43	130

Net increase (decrease) in cash and cash equivalents	41,650	(1,402)	34,937
Cash and cash equivalents at beginning of year	42,083	43,485	8,548

Cash and cash equivalents at end of year	$83,733	$42,083	$43,485

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$76
Taxes paid	53	178	50
Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$29,074
Value of shares of common stock contingently issuable or issued to related party	(9)	7,395	8,041
Common stock dividend paid on Series C preferred stock	—	—	17,684
Conversion of preferred stock into common stock	—	—	172,371
The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
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

2.	Summary of Significant Accounting Policies
      Significant accounting policies applied by the Company in the preparation of its consolidated financial statements are as follows:

Principles of Consolidation
      The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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
      In connection with operating lease commitments of the Company (Note 15), the Company issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and receivables from related party. The Company invests its excess cash, cash equivalents and marketable securities in interest bearing accounts of major U.S. financial institutions. Accordingly, management believes these investments are subject to minimal credit and market risk and are of high credit quality.
      At December 31, 2005 and 2004, all of the Company’s receivables from related party were due from Novartis. Revenue from Novartis represented substantially all of total revenues for the years ended December 31, 2005 and 2004, respectively. Revenue from Novartis and Sumitomo Pharmaceuticals Co., Ltd (“Sumitomo”) represented 99% of total revenues for the year ended December 31, 2003.

Marketable Securities
      The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the investment to market through a charge to the consolidated statement of operations. Realized gains and losses are determined on the specific identification method and are included in investment income. The Company classifies its marketable securities with remaining maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining maturities greater than 12 months as non-current marketable securities, unless it is not expected to hold the investment to maturity.

Fair Value of Financial Instruments
      Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of December 31, 2005 and 2004 due to the short-term nature of these items.

Investment
      Investment includes one long-term investment recorded under the cost method of accounting. When the Company holds an ownership interest of less than 20%, and does not have the ability to exercise significant influence over the operating activities of the entity in which the investment is held, the Company accounts for its investment using the cost method. The Company monitors its investment on a quarterly basis to determine whether any impairment is required. If any adjustment to fair value reflects a decline in the value of the investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write down is included in the Company’s consolidated statement of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the asset life or the lease term. Upon the disposal of assets, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations.

Impairment of Long-Lived Assets
      The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment was recognized for any of the years ended December 31, 2005, 2004 and 2003.

Revenue Recognition
      The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements and government research grants.
      Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and collaborative research and development funding from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
      Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2003, the Company entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine, the Company’s lead product candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights from Sumitomo for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2005 and 2004 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
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

Research and Development Expenses
      All costs associated with internal research and development and research and development services, including pre-clinical and clinical trial studies, which the Company has externally contracted are expensed as incurred. Research and development expense includes costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and stock-based compensation related to employees involved in the Company’s research and development.

Patents
      All costs to secure and defend patents are expensed as incurred.

Stock-Based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company accounts for its stock-based awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Changes to option terms subsequent to award can also give rise to compensation expense. The Company recognizes compensation expense for restricted stock sold and stock options granted to non-employees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires that such equity

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R),“Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. SFAS No. 123(R) requires such transactions to be accounted for using a fair value based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt SFAS No. 123(R) beginning in the first quarter after December 15, 2005 and the Company expects that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s financial statements. The Company expects to adopt the modified prospective method in which stock compensation expense will be determined based on fair value using the Black-Scholes method at grant dates of stock options.
      If compensation expense for the Company’s stock-based compensation plans had been determined based on fair value using the Black-Scholes method at grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	data)
Net loss attributable to common stockholders:
Net loss attributable to common stockholders — as reported	$(50,777)	$(6,244)	$(70,954)
Add stock-based compensation expense included in reported net loss	1,388	2,091	4,745
Deduct stock-based compensation expense determined under fair value method	(7,216)	(3,058)	(5,867)

Net loss attributable to common stockholders — pro forma	$(56,605)	$(7,211)	$(72,076)

Net loss per common share (basic and diluted)
As reported	$(1.03)	$(0.15)	$(2.70)
Pro forma	$(1.15)	$(0.17)	$(2.75)
      The assumptions used are as follows:

	Years Ended
	December 31,

	2005	2004	2003

Expected dividend yield	—	—	—
Risk-free interest rate	3.94%	3.26%	3.35%
Expected option term (in years)	5	5	5
Expected volatility	83%	28%	0%

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
      The functional currencies of the Company’s foreign subsidiaries are the local currency or the U.S. dollar. When the functional currency of the foreign subsidiary is the local currency, assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the end of the accounting period. Income and expense items are translated at the average exchange rates for the year. Net gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ equity. When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using the average exchange rate for the period. Gains and losses resulting from foreign currency remeasurements are included in the consolidated statement of operations. Net realized gains and losses from foreign currency transactions are included in the consolidated statement of operations.

Income Taxes
      Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized (Note 16). The Company records liabilities for tax contingencies if it is probable that the Company has incurred a tax liability and the liability or the range of loss can be reasonably estimated.

Comprehensive Loss
      Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive income (loss). The consolidated statements of stockholders’ equity and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2005, 2004 and 2003.

Net Income (Loss) per Common Share
      The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options and warrants (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (Note 3) and restricted stock awards.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Overview
      In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates, which was amended in February 2006. As a part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its lead HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
      Novartis also acquired an option to license the Company’s HCV and other product candidates. If Novartis exercises its option to collaborate on valopicitabine, the Company’s initial HCV product candidate, it would be required to provide development funding and pay the Company up to $525,000,000 in license fees and other payments based on achievement of regulatory milestones, as well as additional milestone payments based upon achievement of predetermined sales levels. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine.
      Under the development agreement, as amended, the Company granted Novartis an exclusive, worldwide license to market and sell the Company’s lead HBV products, and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. In each case, the Company retains the right to co-promote or co-market the products in the U.S., the U.K., France, Germany, Italy and Spain.
      The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by the Company in connection with the development and registration of its HBV product candidates. Pursuant to a cost sharing arrangement with Novartis, the Company is also reimbursed for certain registration expenses and phase IIIb clinical trial costs associated with telbivudine, net of certain qualifying costs incurred by Novartis.
      Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to an additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of December 31, 2005, Novartis owns approximately 56% of the Company’s outstanding stock.
      To date, the Company has received a $75,000,000 license fee from Novartis for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to entering into the development agreement. The Company has estimated that the performance period during which the development of the HBV product candidates and valopicitabine is expected to occur is a period of approximately six and one-half years following the effective date of the development agreement that the Company entered into with Novartis, or December 2009. The Company is recognizing the license fee payment and other up-front payments over this period. If the estimated performance period changes or license fees attributable to the license by Novartis of any of the Company’s other product candidates are received, then the Company will adjust the periodic revenue that is being recognized. If the development period is changed, the Company will record the remaining unrecognized license fees over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
      In February 2006, the Company and Novartis entered into an amendment to the development agreement. Pursuant to this amendment, among other things, certain terms and conditions relating to the option held by Novartis to license valopicitabine were amended and revised. Specifically, the initiation and duration of the period in which Novartis may exercise the option it holds to license valopicitabine was amended such that the option exercise period was shortened to 30 days and the period of commencement of such 30 day period was changed to a date relating to the delivery to Novartis of certain data from ongoing phase IIb clinical trials of valopicitabine. If Novartis elects to exercise such option, it must deliver notice of its intent to do so, together with payment of a license fee, prior to the expiration of such 30 day notice period. The option period commenced on February 27, 2006 and will lapse, if not exercised by Novartis, on March 29, 2006.
Stockholders’ Agreement
      In connection with Novartis’ purchase of stock from the Company’s stockholders, the Company, Novartis and substantially all of the Company’s stockholders entered into a stockholders’ agreement which was amended and restated in 2004 in connection with the Company’s initial public offering of its common stock (“Stockholders’ Agreement”). The Stockholders’ Agreement provides, among other things, that the Company will use its reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of the Company’s voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of the Company’s voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of the Company’s voting stock, Novartis will have approval rights over a number of corporate actions that the Company may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
      Novartis and its affiliates have contractually agreed not to acquire additional shares of the Company’s voting stock unless a majority of the independent board members waive such contractual provision, other than, among other exceptions, acquisitions of the Company’s voting stock by exercise of Novartis’ stock purchase rights under the stockholders’ agreement or acquisitions of voting stock to maintain a 51% ownership interest in the Company’s fully diluted common stock, exclusive of any shares formerly held by Novartis BioVentures, Ltd.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357,000,000 to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.
      If the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, is recorded as a reduction of the license fee associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the final measurement date and the remaining deferred revenue.
      In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15,400,000 at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan are terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company remains subject to potential revenue adjustments with respect to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.
      As of December 31, 2005, Novartis stock subscription rights have reduced the license fee by $15,426,000 which has been recorded to additional paid-in capital. Of this amount, $12,762,000 has been recorded as a reduction of deferred revenue as of December 31, 2005 with the remaining amount of $2,664,000 recorded as a reduction of revenue. The Company recorded $3,000, $1,859,000 and $804,000 of this reduction of revenue during the years ended December 31, 2005, 2004 and 2003, respectively.

4.	Public Offerings of Common Stock
     Initial Public Offering of Common Stock
      On July 21, 2004, the Company completed an initial public offering of 5,800,000 shares of its common stock, consisting of:

•	4,600,000 shares offered by the Company; and

•	1,200,000 shares offered by the Company’s selling stockholders.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company entered into two stock purchase agreements with Novartis, providing for the purchase by Novartis and sale by the Company of:

•	5,400,000 shares of the Company’s common stock at a purchase price per share equal to the public selling price of the Company’s common stock in the initial public offering; and

•	1,100,000 shares of the Company’s common stock at a purchase price per share equal to $0.001, the par value of the Company’s common stock in settlement of certain stock subscription rights (Note 3).
      In connection with the initial public offering and concurrent stock purchases completed on July 27, 2004, the Company realized approximately $132,600,000 in net proceeds, after deducting underwriting discounts and offering expenses.
     Subsequent Public Offering of Common Stock
      On October 31, 2005, the Company completed a subsequent public offering in which:

•	the Company issued and sold 7,278,020 shares of its common stock; and

•	certain stockholders sold 942,507 shares of the Company’s common stock.
      The proceeds to the Company were approximately $145,400,000, after deducting underwriting discounts and commissions and offering expenses. Of the shares offered and sold by the Company, 3,939,131 shares were sold to Novartis.
      On November 14, 2005, the underwriters exercised the over allotment option in full resulting in the sale by the selling stockholders of 1,130,387 additional shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

5.	Net Loss Per Common Share
      The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(50,777)	$(6,244)	$(70,954)
Basic and diluted weighted average number of common shares outstanding	49,395	41,369	26,232
Basic and diluted net loss per common share	$(1.03)	$(0.15)	$(2.70)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Options	3,584	3,162	2,495
Contingently issuable shares to related party	26	30	667
Restricted stock	11	98	198

6.	Marketable Securities
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

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Type of security:
Money market funds	$11,580	$—	$—	$11,580
Corporate debt securities	108,559	2	(132)	108,429
U.S. Treasury securities and obligations of
U.S. government agencies	23,469	—	(90)	23,379
Taxable auction rate securities	51,311	—	(4)	51,307
Accrued interest	1,427	—	—	1,427

	$196,346	$2	$(226)	$196,122

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Type of security:
Money market funds	$13,040	$—	$—	$13,040
Corporate debt securities	40,102	26	(232)	39,896
U.S. Treasury securities and obligations of
U.S. government agencies	34,252	—	(137)	34,115
Taxable auction rate securities	48,570	—	—	48,570
Accrued interest	638	—	—	638

	$136,602	$26	$(369)	$136,259

	December 31,	December 31,
	2005	2004

	(In thousands)
Contractual maturity:
Maturing in one year or less	$133,267	$59,505
Maturing after one year through two years	—	40,679
Maturing after two years through ten years	26,030	15,500
Maturing after ten years	36,825	20,575

	$196,122	$136,259

      Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	December 31,	December 31,
	2005	2004

	(In thousands)
Classification in balance sheets:
Cash equivalents	$37,688	$21,076
Marketable securities	95,579	38,429
Marketable securities, non-current	62,855	76,754

	$196,122	$136,259

      The cash equivalent amounts of $37,688,000 and $21,076,000 at December 31, 2005 and 2004 are included as part of cash and cash equivalents on the Company’s consolidated balance sheets. The Company has the ability to hold its marketable securities to their effective maturity.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables from Related Party
      Receivables from related party consists of the following:

	December 31,

	2005	2004

	(In thousands)
Unbilled receivables from related party	$13,723	$16,243

	$13,723	$16,243

      Unbilled receivables from related party are for reimbursements of development, regulatory and marketing expenditures under collaborative arrangements with Novartis that have not been billed at December 31, 2005 and 2004.

8.	Property and Equipment
      Property and equipment consists of the following:

	Estimated	December 31,
	Useful Life
	(Years)	2005	2004

		(In thousands)
Office equipment	5	$266	$217
Scientific equipment	7	3,869	3,175
Computer equipment and software	2	2,752	1,367
Office furniture	7	1,303	805
Trade show booths	2	49	49
Equipment under capital lease	*	30	30
Leasehold improvements	*	6,027	3,736
Construction-in-progress		1,378	591

		15,674	9,970
Less — accumulated depreciation and amortization		(4,623)	(3,165)

		$11,051	$6,805

*	Shorter of asset life or lease term.
      Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2,066,000, $1,304,000 and $632,000, respectively. Construction-in-progress consists primarily of build-out costs of office and laboratory space and computer software projects.

9.	Investment
      In June 1998, the Company purchased 1,000,000 shares of Pharmasset, Ltd. The Company currently owns 500,000 shares with a cost basis of $500,000.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

	(In thousands)
Research and development contract costs	$8,018	$8,064
Payroll and benefits	4,916	2,649
License fees	1,000	1,000
Professional fees	884	2,412
Other	1,867	1,175

	$16,685	$15,300

      Accrued license fees represent amounts owing to Microbiologica for the right to use certain manufacturing technology and patents (Note 21).

11.	Redeemable Convertible Preferred Stock
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
      The Company initially recorded redeemable convertible preferred stock at fair value at the date of issuance. Subsequently, the carrying amount of the redeemable convertible preferred stock was increased by: a) periodic accretion so that the carrying amount would equal the redemption amount at the redemption date; and b) by additional amounts representing dividends payable under the redemption terms.
      In connection with the purchase by Novartis in May 2003 of approximately 54% of the Company’s outstanding common stock, all of the Company’s preferred stock outstanding immediately prior to such acquisition converted to common stock. No amounts were paid relating to the redemption value of the Series A, Series B and Series C preferred stock or for dividends on the Series B preferred stock. Holders of shares of Series C preferred stock did receive a dividend in the aggregate amount of approximately $17,700,000 which was paid in 1,537,725 shares of common stock. There were no shares of preferred stock authorized, issued or outstanding as of December 31, 2005 and 2004. Accretion of the Company’s redeemable convertible preferred stock, including accretion of dividends, was $29,074,000 for the year ended December 31, 2003.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Common Stock
      Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors.
      In July 2004, the stockholders approved an amendment to the Company’s restated certificate of incorporation increasing the authorized number of shares of the Company’s capital stock from 50,000,000 shares of common stock to 60,000,000 shares of common stock.
      In December 2005, the stockholders approved an amendment to the Company’s restated certificate of incorporation increasing the authorized number of shares of the Company’s capital stock from 60,000,000 shares of common stock to 75,000,000 shares of common stock. The amendment to the Company’s restated certificate of incorporation became effective in January 2006.

13.	Stockholders’ Agreement
      Novartis and certain holders of the Company’s common stock who acquired such shares upon conversion of preferred stock are party to the Stockholders’ Agreement. The terms of the stockholders’ agreement generally provide for registration rights in favor of Novartis and such other stockholders and certain approval rights in favor of Novartis with respect to corporate actions that might be taken by the Company.

14.	Equity Incentive Plans
      In May 1998, the Company adopted the 1998 Equity Incentive Plan, as amended (“1998 Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock awards and stock appreciation rights. The Company initially reserved 1,468,966 shares of common stock for issuance pursuant to the 1998 Plan. The Company subsequently amended the 1998 Plan and reserved an additional 3,600,000 shares of common stock for issuance under the 1998 Plan.
      In July 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”). The 2004 Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted and unrestricted stock awards for the purchase of an aggregate of 800,000 shares of common stock.
      In June 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan, as approved by the Company’s stockholders, provided for the authorization of Awards covering an aggregate of 2,200,000 shares of common stock plus 800,000 shares previously authorized for issuance under the 2004 Stock Incentive Plan. In connection with the Company’s public offering in October 2005, the Company’s Board of Directors reduced the number of shares of common stock reserved for issuance under the 2005 Plan to 1,400,000 shares. In March 2006, the Company’s Board of Directors authorized the restoration of the reserve of 1,600,000 shares for issuance under the 2005 Plan.
      The equity incentive plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine.
      The following table summarizes option activity under the equity incentive plans:

	Number of	Number of	Weighted
	Options Available	Options	Average
	for Future Grant	Outstanding	Exercise Price

Outstanding, December 31, 2002	1,424,831	2,564,938	$2.81
Granted		610,890	11.33
Exercised		(668,075)	1.75
Cancelled		(12,299)	5.25

Outstanding, December 31, 2003	826,240	2,495,454	5.17
Granted		930,900	12.95
Exercised		(210,646)	4.20
Cancelled		(53,918)	4.68

Outstanding, December 31, 2004	749,258	3,161,790	7.50
Granted		1,167,750	20.27
Exercised		(590,618)	3.42
Cancelled		(154,600)	10.67

Outstanding, December 31, 2005	338,608	3,584,322	12.20

Exercisable, December 31, 2003		947,068	$2.96
Exercisable, December 31, 2004		1,509,531	4.82
Exercisable, December 31, 2005		1,841,858	8.33
      The weighted average fair value of options granted at fair value during the years ended December 31, 2005, 2004 and 2003 was $13.96, $8.06 and $1.73, respectively. The weighted average fair value of options granted at less than fair value was $12.05 and $1.77 for the years ended December 31, 2004 and 2003, respectively. There were no options granted below fair value during the year ended December 31, 2005.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise price	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 0.10- 3.00	830,162	5.2	$2.08	782,287	$1.98
4.00-11.50	781,935	7.5	10.37	492,540	10.21
12.05	573,642	8.1	12.05	271,004	12.05
13.00-19.39	948,843	9.1	17.88	224,100	17.55
19.40-26.89	449,740	9.5	22.14	71,927	21.75

	3,584,322	7.7	$12.20	1,841,858	$8.33

      During the years ended December 31, 2004 and 2003, in connection with the grant of stock options to employees and consultants, the Company recorded deferred stock compensation of approximately $198,000 and $91,000, respectively, representing the difference between the exercise price and the fair market value of the Company’s common stock on the date the stock options were granted.
      During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization of deferred stock compensation for all stock option grants of approximately $1,388,000, $2,100,000 and $4,663,000, respectively.
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
      During the years ended December 31, 2005 and 2003, the Company modified incentive stock option grants to provide for accelerated vesting for certain employees and a director resulting in non-cash stock compensation of $98,000 and $82,000, respectively.

15.	Commitments and Contingencies
Lease Arrangements
      The Company leases its facilities and certain equipment under noncancelable operating leases. The Company’s lease arrangements have terms through the year 2017. Total rent expense under operating leases

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was approximately $1,905,000, $1,759,000 and $1,037,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum payments under lease arrangements at December 31, 2005 are as follows:

Operating
Year Ending December 31,	Leases

(In thousands)
2006	$2,554
2007	2,821
2008	2,754
2009	2,834
2010 and thereafter	9,586

Total	$20,549

      In October 2003, the Company entered into an operating lease commitment for office and laboratory space in Cambridge, Massachusetts. Rent expense on this lease began in December 2003 when the Company commenced occupancy. The term of the lease is for ten years with expiry in December 2013. The lease agreement provided for a landlord allowance of $1,560,560 to be paid to the Company to finance a portion of capital improvements to the facility. This landlord allowance was recorded as deferred rent which is being amortized as a reduction of rent over the ten-year lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in October 2003 for $750,000 collateralized by cash held with that bank. The letter of credit expires in December 2013.
      In April 2005, the Company entered into a lease agreement for office and laboratory space in Montpellier, France. The lease has a term of 12 years expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling the Company to purchase the building at fair value in which the leased space is located at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.
      In June 2005, the Company entered into a lease agreement for additional office space in Cambridge, Massachusetts. The lease has a term of 54-months expiring in March 2010. The lease agreement also includes an option, exercisable by the Company not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that the Company occupies. The company also received allowances totaling $955,842 to finance a portion of capital improvements to the facility. These allowances were recorded as deferred rent which is being amortized as a reduction of rent over the 54-month lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $411,000 collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2006.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As a part of the settlement agreement, UAB and UABRF agreed that neither UAB or UABRF have any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004, which was recorded as research and development expense in the year ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the U.S. or any of the U.K., France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relate to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.

Hepatitis B Product Candidates
      In addition to the Leave Period matter noted above, UABRF notified the Company in January 2004, February 2005 and June 2005, that UABRF believes that patent applications which the Company has licensed from UABRF (Note 20) can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. In July 2005, UABRF filed this continuation patent application.
      In February 2006, UABRF notified the Company that it and Emory University were asserting a claim that the UAB license agreement covers the Company’s telbivudine technology and that the Company is currently obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherhe Scientifique (“CNRS”) (collectively, the “1998 licensors’) an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of its hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which the Company has conducted its clinical development of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by a panel of arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation.
      The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at December 31, 2005. However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, it could be obligated to pay to the 1998 licensors 30% of all royalties it receives from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to telbivudine.
Indemnification
      The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development agreement. Under the development agreement and stock purchase agreement, the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the development agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The components of income (loss) before income taxes and of income tax (benefit) expense for the years ending December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(In thousands)
Income (loss) before income taxes
U.S.	$(26,400)	$(14,054)	$(26,306)
Foreign	(25,091)	7,244	(15,390)

	$(51,491)	$(6,810)	$(41,696)

Income tax (benefit) expense
Current
Federal — U.S.	$—	$(5)	$242
State — U.S.	51	(1)	9
Foreign	(765)	(560)	(67)

	(714)	(566)	184
Deferred
Federal — U.S.	$—	$—	$—
State — U.S.	—	—	—
Foreign	—	—	—

Total income tax (benefit) expense	$(714)	$(566)	$184

      The Company’s income tax expense consists of tax expense incurred by the Company and its U.S., French and Netherlands subsidiaries. The foreign income tax benefits were due to amounts that the Company’s French subsidiary has received or is expected to receive for certain research and development credits. The U.S. and French subsidiaries performed services for the Company and are reimbursed for these costs, plus a profit margin. Under current laws of the Cayman Islands, there are no income or other Cayman Island taxes payable by the Company, its Cayman Island subsidiary or the Company’s stockholders and therefore there are no Cayman Island loss carryforwards available to offset future taxes. Subsequent to the domestication of the Company to the U.S. in May 2002, losses incurred by the Company are shared between the Company and its Cayman subsidiary, with losses incurred in the U.S. available to offset future taxes.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s net deferred taxes were as follows at December 31:

	2005	2004

	(In thousands)
Depreciation	$(8)	$(153)
Deferred licensing income	5,799	7,360
Accrued expenses and other	1,719	2,528
Capitalized research costs	3,069	—
Research and development credits	3,515	1,609
Alternative minimum tax credit	98	98
Net operating carryforwards	27,589	11,043
Valuation allowance	(41,781)	(22,485)

Deferred tax asset	$—	$—

      The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2005	2004	2003

Federal statutory rate benefit	(34)%	(34)%	(34)%
French research tax credits	(2)	(8)	0
State tax benefit, net of federal benefit	(6)	0	0
Permanent items	(13)	27	9
Foreign rate differentials	17	(34)	9
Valuation allowance	37	41	17

Effective income tax rate	(1)%	(8)%	1%

      As of December 31, 2005, the Company had U.S. federal and state net operating loss carry forwards of approximately $64,900,000 which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2007. The Company has foreign net operating loss carry forwards of $4,300,000 which have no expiration date. The Company also has federal and state research and development credits of approximately $2,542,000 and $973,000, respectively. The federal research and development credits begin to expire in 2022, and the state credits begin to expire in 2016.
      During the year ended December 31, 2005, the Company filed elections with the Internal Revenue Service to capitalize various research and development expenses incurred by the Company prior to its domestication in the U.S. for tax years ending December 31, 1998 through May 30, 2002. The effect of these elections is that the Company inherited tax basis as a result of our domestication transaction in May 2002 and is required to amortize these costs over a ten year period. Included in the company’s net deferred tax assets is $3,069,000 relating to these costs.
      During the year ended December 31, 2003, the Company recognized a corporate tax deduction associated with the exercise of employee stock options. The tax benefit associated with these option exercises is approximately $136,000 and has been included as a separate component of additional paid-in capital. Approximately $7,500,000 of the net operating loss carry forwards available for federal and state income tax

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital.
      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carry forwards, deferred licensing income and research and development credit carry forwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $41,781,000 has been established at December 31, 2005. The change in the valuation allowance was $19,296,000, $7,003,000, and $10,122,000 for the years ending December 31, 2005, 2004, 2003, respectively.
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

17.	401(k) Savings Plan
      The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all U.S. employees of the Company who meet minimum age and service requirements.
      Contributions to the 401(k) Plan may be made by the Company at the discretion of the Board of Directors. The Company has not made any contributions to the 401(k) Plan through December 31, 2005.

18.	Related Party Transactions
      In connection with the development agreement entered into between the Company and Novartis, the Company has generated revenues from Novartis from license payments and reimbursements of certain research and development expenses in the amount of $64,418,000, $95,004,000 and $33,327,000 for the years ended December 31, 2005, 2004 and 2003, respectively. All amounts included in receivables from related party at December 31, 2005 and 2004 are due from Novartis. The Company also included $38,784,000, $48,474,000 and $64,995,000 in deferred revenue as of December 31, 2005, 2004 and 2003, respectively, relating to license fees received from Novartis.
      Effective May 31, 2004 to June 7, 2005, the Company had on its board of directors a partner in the law firm of Wilmer Cutler Pickering Hale and Dorr LLP. The Company retains Wilmer Cutler Pickering Hale and Dorr LLP as its corporate counsel. The Company incurred legal expenses of $120,000 and $642,000 during the year ended December 31, 2005 and 2004, respectively, for services rendered by Wilmer Cutler Pickering Hale and Dorr LLP during the period in which such law firm partner was on the Company’s Board of Directors. The partner is no longer on the Company’s Board of Directors.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Reporting
      The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type. The following table presents total long-lived assets by geographic area as of December 31, 2005 and 2004:

	2005	2004

	(In thousands)
United States	$8,678	$4,823
Europe	2,373	1,982

	$11,051	$6,805

20.	Licensing Agreements

UAB Research Foundation
      In June 1998, the Company entered into an exclusive license agreement with UABRF pursuant to which the Company acquired the rights to use and commercialize, including by means of sublicense, certain technology and to make, use or sell licensed products. The agreement was subsequently amended in June 1998 and July 1999. The Company made a nonrefundable $100,000 license fee payment to UABRF in 1998 which was recorded as research and development expense.
      The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1,300,000 if certain regulatory milestones are met. Of such amount, two-thirds is payable in cash and one-third is payable in shares of the Company’s common stock. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50,000,000 and at the rate of 3% for net sales in excess of $50,000,000. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. The Company is required to reimburse UABRF for costs UABRF incurs in connection with the prosecution, maintenance and protection of patent applications and patents associated with the licensed technology (Note 15).

21.	Collaborative Agreements and Contracts

Le Centre National de la Recherche Scientifique and L’Universite Montpellier II
      Effective January 1, 1999, the Company entered into a Cooperative Agreement with the CNRS and L’Universite Montpellier II (“University of Montpellier”) pursuant to which the Company acquired a license to certain antiviral technology. The Company is required to make royalty payments to the University of Montpellier upon commercialization of any products resulting from the licensed technology which technology covers telbivudine among other things. The Company is also required to provide personnel and required to make payments to the University of Montpellier for supplies and improvement and use of the facilities. The term of this agreement extends through December 2006. The Company incurred expenses of approximately

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$221,000, $187,000 and $216,000 for the years ended December 31, 2005, 2004, and 2003, respectively, in connection with this agreement.
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

Universita di Cagliari
      In January 1999, the Company entered into a Cooperative Antiviral Research Activity Agreement with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari (“University of Cagliari”) pursuant to which the Company acquired an exclusive license to certain antiviral technology. The Company is required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. The Company is also required to provide personnel and to make payments to the University of Cagliari for services rendered by the University of Cagliari and for use of its facility. The term of this agreement extends through January 2007. The Company incurred expenses of approximately $122,000, $181,000 and $315,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in connection with this agreement.
      In December 2000, the Company and University of Cagliari also entered into a license agreement pursuant to which the Company was granted an exclusive license under certain patent rights resulting from specified research activities. In May 2003, the Company, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities, and to assume the Company’s rights under the agreement if the agreement terminates due to an uncured breach of the agreement by the Company. In October 2005, the Company and the University of Cagliari amended such agreements in a manner that will require certain payments to the University of Cagliari if the Company receives license fees or milestone payments in connection with a sublicense by the Company of technology covered by the agreements between the University of Cagliari and the Company.

Sumitomo Pharmaceuticals Co., Ltd.
      In 2001, the Company entered into collaborative agreements with Sumitomo, in connection with the development and commercialization in the territories of Japan, the People’s Republic of China (“China”), the Republic of China (“Taiwan”)and the Republic of Korea (“South Korea”) of telbivudine, a product candidate for the treatment of hepatitis B infection. In connection with this arrangement, the Company and Sumitomo agreed to share certain direct third-party expenses of development of telbivudine.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2005 and 2004 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.

Microbiologica Quimica E Farmaceutica Ltda
      In May 2003, the Company finalized an agreement with Microbiologica Quimica E Farmaceutica Ltda. (“Microbiologica”) in which Microbiologica granted to the Company a license to use certain of Microbiologica’s manufacturing technology and patents for the treatment of hepatitis B infection. The Company is obligated to pay Microbiologica $7,000,000 in total for this license. The Company is required to pay the license fee over a five-year period commencing in January 2004 with a payment of $2,000,000 and continuing each year thereafter through January 2009 with annual payments each in the amount of $1,000,000. Since there was no alternative use for this technology, the net present value of these payments using an implied interest rate of 3.63% was approximately $6,300,000 and was recorded as research and development expense during the year ended December 31, 2003. The Company has a liability of $3,792,000 and $4,657,000 under this agreement as of December 31, 2005 and 2004, respectively.

22.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share amounts)
2005
Total revenues	$14,903	$16,082	$15,630	$18,103	$64,718
Total operating expenses	25,077	30,353	30,510	34,307	120,247
Net loss	(9,266)	(13,433)	(13,698)	(14,380)	(50,777)
Basic and diluted net loss per common share	(0.19)	(0.28)	(0.28)	(0.27)	(1.03)

2004
Total revenues	$16,695	$42,756	$17,179	$18,759	$95,389
Total operating expenses	22,773	21,871	25,093	33,845	103,582
Net income (loss)	(5,887)	20,950	(7,353)	(13,954)	(6,244)
Basic net income (loss) per common share	(0.16)	0.57	(0.17)	(0.29)	(0.15)
Diluted net income (loss) per common share	(0.16)	0.53	(0.17)	(0.29)	(0.15)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Recent Accounting Pronouncements
      In November 2005, the FASB issued a FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on the Company’s results of operations.
      In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. The FASB staff commenced redeliberations of the Interpretation in November 2005 and the Board is expected to issue a final Interpretation, which would include amendments to SFAS 109, in the second quarter of 2006. The Company is currently evaluating the impact this proposed Interpretation would have on the Company’s results of operations.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ David A. Arkowitz David A. Arkowitz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Charles Cramb Charles Cramb	Director	March 16, 2006

/s/ Thomas Ebeling Thomas Ebeling	Director	March 16, 2006

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 16, 2006

/s/ Thomas Hodgson Thomas Hodgson	Director	March 16, 2006

/s/ Robert Pelzer Robert Pelzer	Director	March 16, 2006

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 16, 2006

/s/ Pamela Thomas-Graham Pamela Thomas-Graham	Director	March 16, 2006

EXHIBIT INDEX

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	No.	Filing Date	Number

		Articles of Incorporation and By-Laws
3.1		Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157

3.2		Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839

3.3		Certificate of Amendment of Restated Certificate of Incorporation	*

3.4		Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839

4.1		Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157

		Material contracts — real estate

10.1		Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157

10.2		Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157

10.3		Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157

10.4		Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839

10	.5+	Offer of Sale Hotel D’Enterprises Cap Gamma dated December 17, 2004 by and among Idenix SARL, and Societe D’Equipment de la Region Montpellieraine (English Translation)	8-K	10.2	4/20/2005	000-49839

10.6		Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	No.	Filing Date	Number

10.7		Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839

		Material contracts

		Novartis

10.8		Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1 Amendment 3	10.28	7/6/2004	333-111157

10	.9+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by and among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157

10	.10+	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157

10	.11+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1	10.24	12/15/2003	333-111157

10	.12+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157

10	.13+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839

10	.14+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	*

			Incorporated by Reference to

Exhibit				Exhibit			SEC File
Number		Description	Form	No.		Filing Date	Number

10.15		Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20		3/17/2005	000-49839

10.16		Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21		3/17/2005	000-49839

10	.17+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27		7/6/2004	333-11115

10.18		Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22		3/17/2005	000-49839

		University of Cagliari

10	.19+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16		12/15/2003	333-111157

10	.20+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17		12/15/2003	333-111157

10	.21+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18		12/15/2003	333-111157

10	.22+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10	.18.1	7/6/2004	333-111157

10.23		Collaborative Activities Agreement, dated March 22, 2004, by and between the Registrant and the University of Cagliari, as amended June 30, 2004 (English translation)	S-1 Amendment 3	10	.18.2	7/6/2004	333-111157

10	.24+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita delgi Studi Cagliari,	10-Q for 9/30/2005	10.1		11/08/2005	000-49839

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	No.	Filing Date	Number

		Miscellaneous
10	.25+	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31	1/27/2004	333-111157

10.26		Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.20	12/15/2003	333-111157

10	.27+	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.21	12/15/2003	333-111157

10	.28+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi	S-1	10.15	12/15/2003	333-111157

10.29		Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157

10	.30+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157

10.31		Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157

10.32		Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	5/28/2004	333-111157

		Material contracts — management contracts and compensatory plans

10	.33#	Form of Incentive Stock Option Agreement	8-K	10.2	6/13/2005	000-49839

10	.34#	Form of Non-Statutory Stock Option Agreement	8-K	10.3	6/13/2005	000-49839

10	.35#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	No.	Filing Date	Number

10	.36#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839

10	.37#	2005 Stock Incentive Plan	8-K	10.4	6/13/2005	000-49839

10	.38#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157

10	.39#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	5/28/2004	333-111157

10	.40#	Summary of Non-Employee Directors Compensation Plan	10-K for 12/31/2004	10.27	3/17/2005	000-49839

10	.41#	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi	S-1	10.5	12/15/2003	333-111157

10	.42#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Andrea Corcoran	S-1	10.6	12/15/2003	333-111157

10	.43#	Employment Agreement, dated May 8, 2003, by and between the Registrant and James Egan	S-1	10.7	12/15/2003	333-111157

10	.44#	Letter Agreement, dated January 4, 2006, by and between the Registrant and James Egan	8-K	10.1	1/9/2006	000-49839

10	.45#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Nathaniel Brown	S-1	10.8	12/15/2003	333-111157

10	.46#	Employment Agreement, dated July 28, 2003, by and between the Registrant and Guy Macdonald	S-1	10.10	12/15/2003	333-111157

10	.47#	Employment Agreement, dated December 1, 2003, by and between The Registrant and David Arkowitz	S-1	10.11	12/15/2003	333-111157

10	.48#	Summary of Relocation Adjustment, effective as of December 8, 2005, between the Registrant and each of David Arkowitz and Guy Macdonald	*

10	.49#	Separation Agreement dated as of July 16, 2003 by and between the Registrant John Dunphy	S-1	10.12	12/15/2003	333-111157

10	.50#	Employment Agreement dated November 2, 2004 by and between the Registrant and David Shlaes	S-1	10.20	12/15/2003	333-111157

		Additional Exhibits

21.1		Subsidiaries of the Company	S-1	21.1	12/15/2003	333-111157

23.1		Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*

Incorporated by Reference to

Exhibit			Exhibit		SEC File
Number	Description	Form	No.	Filing Date	Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	File herewith

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission

IDE-10K-06