Form 10-Q
period 2006-03-31
IDENIX PHARMACEUTICALS INC
filed 2006-05-10
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Registrant’s telephone number, including area code: (617) 995-9800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of April 30, 2006, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 55,979,105 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$107,081	$83,733
Restricted cash	411	411
Marketable securities	88,251	95,579
Receivables from related party	17,349	13,723
Prepaid expenses and other current assets	6,372	6,139

Total current assets	219,464	199,585
Property and equipment, net	11,849	11,051
Restricted cash, non-current	750	750
Marketable securities, non-current	49,493	62,855
Income taxes receivable	1,181	946
Investment	500	500
Other assets	1,490	1,970

Total assets	$284,727	$277,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,489	$5,665
Accrued expenses	15,230	16,685
Deferred rent	265	265
Deferred revenue, related party	13,495	9,695
Income taxes payable	84	206

Total current liabilities	33,563	32,516
Long-term obligations	1,817	2,792
Deferred rent, net of current portion	2,035	2,101
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	50,605	29,089

Total liabilities	92,292	70,770
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 and 60,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 55,961,599 and 55,813,275 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively .	56	56
Additional paid-in capital	490,777	488,340
Deferred compensation	(202)	(320)
Accumulated other comprehensive loss	(160)	(335)
Accumulated deficit	(298,036)	(280,854)

Total stockholders’ equity	192,435	206,887

Total liabilities and stockholders’ equity	$284,727	$277,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees and collaborative research and development — related party	$13,055	$14,826
Government research grants	56	77

Total revenues	13,111	14,903
Operating expenses:
Research and development	22,068	18,463
Selling, general and administrative	10,640	6,614

Total operating expenses	32,708	25,077

Loss from operations	(19,597)	(10,174)
Investment income, net	2,135	819

Loss before income taxes	(17,462)	(9,355)
Income tax benefit	280	89

Net loss	$(17,182)	$(9,266)

Basic and diluted net loss per common share	$(0.31)	$(0.19)

Shares used in computing basic and diluted net loss per common share:	55,891	47,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,182)	$(9,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	704	504
Stock-based compensation expense	2,128	455
Gain on sale of marketable securities	(902)	(66)
Revenue adjustment for contingently issuable shares	(10)	189
Changes in operating assets and liabilities:
Receivable from related party	(3,626)	3,603
Prepaid expenses and other current assets	(214)	608
Income taxes receivable	(235)	(89)
Other assets	480	50
Accounts payable	(1,188)	(2,597)
Accrued expenses	(1,448)	960
Deferred rent	(66)	(13)
Deferred revenue	—	91
Deferred revenue, related party	25,316	(2,426)
Income taxes payable	(85)	13
Long-term obligations	(975)	(967)

Net cash provided by (used in) operating activities	2,697	(8,951)
Cash flows from investing activities:
Purchase of property and equipment	(1,443)	(679)
Purchases of marketable securities	(62,632)	(4,535)
Sales of marketable securities	84,288	19,603

Net cash provided by investing activities	20,213	14,389
Cash flows from financing activities:
Proceeds from issuance of stock to related party	47	—
Proceeds from exercise of common stock options	354	652

Net cash provided by financing activities	401	652
Effect of changes in exchange rates on cash and cash equivalents	37	(72)

Net increase in cash and cash equivalents	23,348	6,018
Cash and cash equivalents at beginning of period	83,733	42,083

Cash and cash equivalents at end of period	$107,081	$48,101

Supplemental disclosure of cash flow information:
Taxes paid	$44	$—
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$(9)	$649
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
          The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
          The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.
Revenue Recognition
          The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements and government research grants.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
          Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and collaborative research and development funding from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for shared development costs incurred during the period. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
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
          In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead product candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2005 and March 31, 2006, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
          In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.

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
Stock-Based Compensation
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
          The Company adopted SFAS No. 123(R) on January 1, 2006. The Company applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the period prior to the adoption of SFAS No. 123(R), including the three months ended March 31, 2005, have not been restated to reflect the fair value method of expensing. Prior to January 1, 2006, the Company accounted for its stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations.
          The Company recognizes compensation expense for restricted stock sold and stock options granted to non-employees in accordance with the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
          The Company’s equity incentive plans are administered by the Compensation Committee of the Board of the Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of the Company at an exercise price per share not less than the fair market value per share of common stock as determined by the Board of Directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company’s common stock) and with a term

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. The Compensation Committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine.
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
          In June 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan provides for the authorization of Awards covering an aggregate of 2,200,000 shares of common stock plus 800,000 shares previously authorized for issuance under the 2004 Stock Incentive Plan. In connection with the Company’s public offering in October 2005, the Company’s Board of Directors reduced the number of shares of common stock reserved for issuance under the 2005 Plan from 3,000,000 shares to 1,400,000 shares. In March 2006, the Company’s Board of Directors authorized the restoration of the reserve of 1,600,000 shares for issuance under the 2005 Plan for a total reserve of 3,000,000 shares. The Company has 1,361,629 shares available for grant under its equity incentive plans.
          The following table shows stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Research and development	$766	$263
Selling, general and administrative	1,362	192

Total stock-based compensation expense	$2,128	$455

           The Company has an aggregate of $22,266,000 of deferred stock compensation as of March 31, 2006 remaining to be amortized over a weighted average life of 3.0 years.
          The assumptions used for the Black-Scholes method are as follows:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	—	—
Risk-free interest rate	4.64%	3.90%
Expected option term (in years)	5	5
Expected volatility	65%	85%
          No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option (4.64% for the three months ended March 31, 2006). The expected option term (5 years for the three months ended March 31, 2006) and expected volatility (65% for the three months ended March 31, 2006) were determined by examining the expected option term and volatility of the Company’s stock as well as the expected terms and volatilities of similar sized biotechnology companies.
          As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three months ended March 31, 2006 because substantially all of the Company’s stock option grants vest monthly, no forfeiture assumption was applied. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options for employees for the three months ended March 31, 2005:

Three Months
Ended
March 31,
2005
(in thousands,
except
per share data)
Net loss — as reported	$(9,266)
Add stock-based employee compensation expense included in reported net loss	455
Deduct stock-based employee compensation expense determined under fair value based method	(1,355)

Net loss — pro forma	$(10,166)

Net loss per common share (basic and diluted):
As reported	$(0.19)
Pro forma	$(0.21)
          Information regarding outstanding stock options for the three months ended March 31, 2006 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
	Number	exercise	term
	of options	price	(years)

Outstanding, December 31, 2005	3,584,322	$12.20
Granted	623,000	20.53
Exercised	(134,136)	2.64
Cancelled	(48,521)	19.09

Outstanding at March 31, 2006	4,024,665	$13.72	7.9

Exercisable at March 31, 2006	1,994,181	$9.67	6.9

          The Company granted 623,000 and 661,500 stock options for the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $12.02 and $13.54, respectively.
Basic and Diluted Net Loss per Common Share
          The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (see Note 4) and restricted stock awards.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	Three Months Ended March 31,
	2006	2005
	(in thousands, except
	per share data)
Basic and diluted net loss per common share:

Net loss	$(17,182)	$(9,266)

Basic and diluted weighted average number of common shares outstanding	55,891	47,956

Basic and diluted net loss per common share	$(0.31)	$(0.19)
          The following common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Options	4,025	3,627
Contingently issuable shares to related party	—	720
Restricted stock	—	63
3.	COMPREHENSIVE LOSS
          For the three months ended March 31, 2006 and 2005, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net loss	$(17,182)	$(9,266)
Changes in other comprehensive loss:
Foreign currency translation adjustment	111	(164)
Unrealized gain (loss) on investments	64	(180)

Total comprehensive loss	$(17,007)	$(9,610)

4.	NOVARTIS RELATIONSHIP
Overview
          In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates, which was amended in February 2006. As part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its hepatitis B virus, or HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments which could total up to $35,000,000 upon the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined sales levels.
          Novartis also acquired an option to license the Company’s hepatitis C virus, or HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006, is providing development funding for valopicitabine and will pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined sales levels. The Company has recorded this license fee as deferred revenue, which will be recognized over the development period of its licensed product candidates. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine.
          Under the development agreement, as amended, the Company has granted Novartis an exclusive, worldwide license to market and sell the Company’s HBV product candidates and valopicitabine, and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market its HBV product candidates and valopicitabine in the U.S., the U.K., France, Germany, Italy and Spain.
          The Company is reimbursed by Novartis on a quarterly basis for expenses incurred by the Company in connection with the development and registration of its licensed product candidates. Pursuant to a cost sharing arrangement with Novartis, the Company is also reimbursed for certain registration expenses and phase IIIb clinical trial costs associated with licensed product candidates, net of certain qualifying costs incurred by Novartis.
          Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to an additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of March 31, 2006, Novartis owns approximately 56% of the Company’s outstanding stock.
          To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition of entering into the development agreement. The Company also incurred approximately $2,250,000 in development costs associated with valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis has agreed to reimburse the Company. This amount was included as part of the license fee and was included in receivables from related party at March 31, 2006.
           The Company reviews its assessment and judgement on a quarterly basis with respect to the duration of the development period of its licensed product candidates. During the quarter ended March 31, 2006, the Company has estimated that the performance period during which the development of the HBV product candidates and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the development agreement that the Company entered into with Novartis, or December 2010. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

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
          If the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, will be recorded as a reduction of the license fees associated with the Novartis collaboration. The amount will be attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan are terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company remains subject to potential revenue adjustments relating to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.
          As of March 31, 2006, Novartis stock subscription rights have reduced the license fee by an aggregate of $15,417,000, which has been recorded to additional paid-in capital. Of this amount, $12,757,000 has been recorded as a reduction of deferred revenue as of March 31, 2006 with the remaining amount of $2,660,000 recorded as a reduction of revenue. The Company recorded a $4,000 increase to revenue for the three months ended March 31, 2006 and a $189,000 reduction of revenue for the three months ended March 31, 2005 associated with this stock subscription right.
5.	MARKETABLE SECURITIES
          The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$20,211	$—	$—	$20,211
Corporate debt securities	94,346	3	(89)	94,260
U.S. Treasury securities and obligations of U.S. government agencies	17,992	—	(71)	17,921
Taxable auction rate securities	74,725	—	(3)	74,722
Accrued interest	1,136	—	—	1,136

	$208,410	$3	$(163)	$208,250

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$11,580	$—	$—	$11,580
Corporate debt securities	108,559	2	(132)	108,429
U.S. Treasury securities and obligations of U.S. government agencies	23,469	—	(90)	23,379
Taxable auction rate securities	51,311	—	(4)	51,307
Accrued interest	1,427	—	—	1,427

	$196,346	$2	$(226)	$196,122

	March 31,	December 31,
	2006	2005
	(in thousands)
Contractual maturity:
Maturing in one year or less	$158,757	$133,267
Maturing after one year through two years	2,502	—
Maturing after two years through ten years	8,900	26,030
Maturing after ten years	38,091	36,825

	$208,250	$196,122

          Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	March 31,	December 31,
	2006	2005
	(in thousands)
Classification in balance sheets:
Cash equivalents	$70,506	$37,688
Marketable securities	88,251	95,579
Marketable securities, non-current	49,493	62,855

	$208,250	$196,122

          The cash equivalent amounts of $70,506,000 and $37,688,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at March 31, 2006 and December 31, 2005, respectively. The Company has the ability to hold its marketable securities to their effective maturities.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
6.	RECEIVABLES FROM RELATED PARTY
          Receivables from related party consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Receivables from related party	$3,716	$—
Unbilled receivables from related party	13,633	13,723

	$17,349	$13,723

          Unbilled accounts receivable represent amounts under collaborative agreements that have not been billed at March 31, 2006 and December 31, 2005. All related party receivables are due from Novartis.
7.	ACCRUED EXPENSES
          Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Research and development contract costs	$9,518	$8,018
Payroll and benefits	2,561	4,916
License fees	1,000	1,000
Professional fees	577	884
Other	1,574	1,867

	$15,230	$16,685

8.	LEGAL CONTINGENCIES
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
          In February 2006, UABRF notified the Company that it and Emory University were asserting a claim that the UAB license agreement covers the Company’s telbivudine technology and that the Company is currently obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million comprised of 20% of the $75 million license fee that the Company received from Novartis in May 2003 in connection with the license of its hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which the Company has conducted its clinical development of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by a panel of arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation.
          The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at March 31, 2006. However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. Such amounts in addition to those asserted by UABRF and Emory University, such amounts include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of the Company’s capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, it could be obligated to pay to the 1998 licensors 30% of all royalties it receives from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to telbivudine.
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
9.	COMMON STOCK
          In December 2005, the stockholders approved an amendment to the Company’s restated certificate of incorporation increasing the authorized number of shares of the Company’s capital stock from 60,000,000 shares of common stock to 75,000,000 shares of common stock. The amendment to the Company’s restated certificate of incorporation became effective in January 2006.
10.	COLLABORATIVE AGREEMENTS AND CONTRACTS
          On October 24, 2005, the Company entered into an agreement with the Universita’ degli Studi di Cagliari (the “University of Cagliari”). The agreement further amends the Co-Operative Antiviral Research Activity Agreement, dated January 4, 1999 between the University of Cagliari and the Company’s French subsidiary, as amended, and the License Agreement, dated December 14, 2000, between the University of Cagliari and the Company, as amended. The agreement provides that the Company will pay to the University of Cagliari certain fees if the Company receives payments from an affiliate of the Company with respect to the technology licensed to the Company pursuant to the License Agreement. Payments received from Novartis relating to its license of valopicitabine are subject to this License Agreement. As a result, the Company incurred a liability of $250,000 relating to the $25,000,000 license payment received from Novartis in March 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information and Factors That May Affect Future Results
          This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below in Part II, Item 1A – Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
Overview
          Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Our current focus is on the treatment of infections caused by hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. Each of telbivudine and valtorcitabine, our product candidates for the treatment of HBV and valopicitabine, our product candidate for the treatment of HCV, is a nucleoside or nucleoside analog that we believe may have one or more therapeutic features that will afford competitive advantages to our product candidates over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. Each of the product candidates that we are developing is selective and specific, may be administered orally once a day, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
          The following table summarizes key information regarding our pipeline of product candidates:

	Product		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HBV	telbivudine (L-nucleoside)	Regulatory applications have been submitted in a number of regions, including the United States, the European Union, Canada, Australia, Switzerland, Taiwan, South Korea and China, for marketing approval of telbivudine for the treatment of chronic hepatitis B. In addition to the GLOBE study, a two year international phase III trial in patients with chronic hepatitis B, a phase III clinical trial in patients with liver failure, or decompensated liver disease, is ongoing, and phase IIIb trials, which are intended to provide certain additional product data at the commercial launch of telbivudine, are also ongoing.	If approved, the commercial launch of telbivudine

HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.	phase III

	Product		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HCV	valopicitabine (NM283) (Nucleoside analog)	Two ongoing phase IIb clinical trials are evaluating the combination of valopicitabine and pegylated interferon in hepatitis C patients who previously failed to respond to antiviral treatment, as well as in patients who have not yet been treated for hepatitis C. Preliminary results from clinical trials have demonstrated that the antiviral effects of valopicitabine are enhanced when this agent is used in combination with pegylated interferon. To date, the most commonly occurring adverse events are gastrointestinal side effects (nausea, vomiting and occasionally diarrhea). For most of the patients, these side effects are generally mild to moderate, transient, and resolve while remaining on treatment. However, data indicate that at the 800 mg/day dosing level, while most patients report only mild side effects, a higher proportion reported moderate or severe intensity to the gastrointestinal side effects compared to observations at the 200 to 400 mg/day dosing level. As a result, following discussions with the U.S. Food and Drug Administration, or FDA, we recently modified the phase IIb clinical trials to reduce valopicitabine dosing levels from 800 mg/day to 200 mg/day or 400 mg/day.	phase III

HCV	NV-08	Preclinical evaluation of product candidates from this program is in progress. This program consists of structurally different chemical classes than valopicitabine. We are seeking a candidate that may be developed for use in combination with valopicitabine.	phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	A lead clinical candidate has been selected, for which we expect to file an investigational new drug application or IND, in the U.S. by year-end 2006.	phase I*

*	Phase I clinical trial is expected to incorporate certain of the objectives of a phase II clinical trial.
          In October 2005, we completed a public offering in which we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock sold as part of such public offering to Novartis. We received approximately $145.5 million in net proceeds from this offering, after deducting underwriting discounts and offering expenses.
          Novartis, which presently owns approximately 56% of our outstanding common stock, has the right to purchase from us that number of shares of our common stock as is required to enable Novartis to maintain its percentage ownership in our company. Novartis exercised such right in connection with our public offerings. Novartis also has a contractual right to exercise control over corporate actions that may not require stockholder approval as long as it holds at least 19.4% of our voting stock.
          In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates, which was amended in February 2006. Novartis paid us a license fee of $75 million for our HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. If telbivudine is approved for commercial sale, additional milestone payments will be paid to us by Novartis upon achievement of predetermined sales levels.
          Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006, and Novartis is providing development funding for valopicitabine and will pay us up to $500 million in additional license fees and milestone payments, if certain development and regulatory milestones are achieved. If valopicitabine is approved for commercial sale, additional milestone payments will be paid to us by Novartis upon achievement of predetermined sales levels.

          We plan to co-promote or co-market with Novartis in the U.S., the United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world.
          In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV product candidate.
          All of our product candidates are currently in preclinical or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. We submitted a new drug application, or NDA, to the FDA for telbivudine, our lead hepatitis B product candidate in late 2005. In March 2006, we were notified that this submission has been accepted for filing and that the NDA is under formal review by the FDA. Additionally, to date in 2006, Novartis has submitted applications seeking authorization to market telbivudine in other territories, including the European Union, China, Canada, Switzerland, Taiwan, South Korea and Australia. Any delay in obtaining or failure to obtain such required approvals by either us or Novartis, will materially adversely affect our ability to realize revenues from commercial sales of telbivudine and our other product candidates, if any, for which marketing authorization is sought and obtained. Even if telbivudine is approved for commercial sale without delay, we do not expect to realize any product sales prior to late 2006 at the earliest. Accordingly, we expect our sources of funding for 2006 to consist principally of the reimbursement of expenses we may incur in connection with the development and registration of licensed product candidates and license fees relating to valopicitabine.
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
Results of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
          Revenues

          Total revenues were $13.1 million for the three months ended March 31, 2006 as compared with $14.9 million for the three months ended March 31, 2005.
          Total revenues for the three months ended March 31, 2006 were primarily comprised of $13.0 million in related party revenue from Novartis consisting of $1.9 million in license fee revenue and $11.1 million for reimbursement of research and development expenses.
          Total revenues for the three months ended March 31, 2005 were primarily comprised of $14.8 million in related party revenue from Novartis, consisting of $2.2 million in license fee revenue, net of a $0.2 million reduction due to Novartis stock subscription rights, and $12.6 million for reimbursement of research and development expenses.
          The decrease in revenues of $1.8 million for the three months ended March 31, 2006 in comparison with the prior reporting period was primarily due to lower reimbursements from Novartis as a result of a decrease in development costs for our hepatitis B product candidates during the first quarter of 2006.
          Research and Development Expenses
          Research and development expenses were $22.1 million for the three months ended March 31, 2006 as compared with $18.5 million for the three months ended March 31, 2005. The increase of $3.6 million was primarily due to increases of $1.6 million for the purchase of comparator drug product and associated packaging used in the clinical trials of valopicitabine, $1.0 million in salary and other payroll-related expenses and $0.5 million in stock-based compensation with the adoption of SFAS 123(R).
          We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities and we engage in a greater number of later stage clinical trials.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses were $10.6 million for the three months ended March 31, 2006 as compared with $6.6 million for the three months ended March 31, 2005. The increase of $4.0 million was primarily due to increases of $1.4 million in salary and other payroll-related expenses associated with the hiring of additional personnel as we expand our operations, $1.2 million in stock-based compensation with the adoption of SFAS 123(R) and $0.8 million in consulting expenses attributable to marketing activities.
          We expect that our selling, general and administrative expenses will increase significantly in the future as we expand marketing activities, continue to build a commercial infrastructure, implement new computer systems, hire additional personnel and recruit a specialized sales force in connection with the marketing and sale of telbivudine, if approved, and other product candidates, if any, which we may successfully develop and commercialize in the future.
          Investment Income, Net
          Net investment income was $2.1 million for the three months ended March 31, 2006 as compared with $0.8 million for the three months ended March 31, 2005. The increase of $1.3 million was the result of higher average cash and marketable securities balances held during the three months ended March 31, 2006 due to the receipt of proceeds from our public offering in October 2005.
          Income Taxes
          Income tax benefit was approximately $0.3 million for the three months ended March 31, 2006 as compared with approximately $0.1 million for the three months ended March 31, 2005. The income tax benefits for the three months ended March 31, 2006 and 2005 were due to amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin.
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
          In October 2005, we completed a public offering of our common stock. In this transaction, we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock to Novartis. From this issuance and sale of stock, we received approximately $145.5 million in proceeds, after deducting underwriting discounts and offering expenses.
          We had $107.1 million and $83.7 million in cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 18 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of March 31, 2006, we had $88.3 million in current marketable securities and $49.5 million in non-current marketable securities. As of December 31, 2005, we had $95.6 million in current marketable securities and $62.9 million in non-current marketable securities.
          Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $9.0 million for the three months ended March 31, 2005. The net cash provided by operating activities for the three months ended March 31, 2006 was primarily related to the receipt of a $25 million payment from Novartis relating to the license of valopicitabine. This was offset by the net loss for the period, decreases in accounts payable and accrued expenses and an increase in our receivable from Novartis. The net cash used in operating activities for the three months ended March 31, 2005 was primarily due to the net loss for the period, a decrease in accounts payable and a decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003. These were partially offset by a decrease in our receivable from Novartis and an increase in accrued expenses.
          Net cash provided by investing activities was $20.2 million and $14.4 million for the three months ended March 31, 2006 and 2005, respectively. The net cash provided by investing activities for the three months ended March 31, 2006 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects. The net cash provided by investing activities for the three months ended March 31, 2005 was primarily due to net proceeds transferred from our marketable securities to fund operations offset by capital expenditures for leasehold improvements.
          Net cash provided by financing activities was $0.4 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was due to proceeds received from the exercise of stock options.

          Set forth below is a description of our contractual obligations as of March 31, 2006:

	Payments Due by Period
			One to
		Less Than	Three	Four to	After Five
Contractual Cash Obligations	Total	One Year	Years	Five Years	Years
	(in thousands)
Operating leases	$20,098	$2,667	$5,616	$4,712	$7,103
Consulting and other agreements	11,623	4,678	4,760	2,185	—

Total contractual cash obligations	$31,721	$7,345	$10,376	$6,897	$7,103

          We have certain potential milestone payment obligations relating to our hepatitis B and hepatitis C product candidates. These obligations are excluded from the contractual obligations table above and are more fully described below.
          Pursuant to the license agreement between us and University of Alabama Research Foundation, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, Emory University and Le Centre Nationale de la Recherche, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims that would generally encompass the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
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
          We do not believe that it is probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of March 31, 2006. However, if it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
          Additionally, in connection with the resolution of matters relating to certain of our hepatitis C product candidates, we entered into a settlement agreement with UABRF which provides for a milestone payment of $1 million to UABRF upon receipt of regulatory approval in the U.S. to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. Such hepatitis C products would include valopicitabine if successfully developed and commercialized.
          Further, we have potential payment obligations under the license agreement with the University of Cagliari pursuant to which we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology. We are liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology. As a result of the license by Novartis of valopicitabine and the payment of a $25 million license fee to us, we became obligated to remit payment to the University of Cagliari in the amount of $250,000 in March 2006.
          The settlement agreement which we have entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan.
          We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of our HBV product candidates and valopicitabine will be sufficient to satisfy our cash needs until at least the end of 2007. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
Off-Balance Sheet Arrangements
          We currently have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. There have been no material changes to the critical accounting policies for revenue recognition and accrued expenses for the three months ended March 31, 2006. We have updated our accounting policy for stock-based compensation during the three months ended March 31, 2006 as described below.
Stock-Based Compensation
          In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method resulting in expense being recognized in our financial statements.

          We adopted SFAS No. 123(R) on January 1, 2006. We applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the period prior to the adoption of SFAS No. 123(R) including the three months ended March 31, 2005 have not been restated to reflect the fair value method of expensing required by SFAS No. 123(R). Prior to January 1, 2006, we accounted for its stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations.
          For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes method, we have made assumptions for the inputs in the model regarding expected dividend yield, risk-free interest rate, expected option term and expected volatility. The amounts recognized for stock-based compensation expense could vary depending upon changes in assumptions in the model.
          No dividend yield was assumed as we do not pay dividends on our common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option (4.64% for the three months ended March 31, 2006). The expected option term (5 years for the three months ended March 31, 2006) and expected volatility (65% for the three months ended March 31, 2006) were determined by examining the expected option term and volatility of our own stock as well as the expected terms and volatilities of similar sized biotechnology companies.
          As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be approximately 0% in the three months ended March 31, 2006 due to monthly vesting for principally all of the stock option grants. If forfeitures occur in the future, we will record the benefit related to such forfeitures as the forfeitures occur. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
          We recognize compensation expense for restricted stock sold and stock options granted to non-employees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
          Our equity incentive plans are administered by the Compensation Committee of the Board of the Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees at an exercise price per share not less than the fair market value per share of common stock as determined by the Board of Directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company’s common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. The Compensation Committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine. These equity incentive plans are described more fully in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
          In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure

Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. The FASB staff commenced redeliberations of the Interpretation in November 2005, and the Board is expected to issue a final Interpretation, which would include amendments to SFAS No. 109, in the second quarter of 2006. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities, with the dollar weighted average effective maturity of the portfolio less than nine months and no security with an effective maturity in excess of 18 months. Since our investments have effective maturities that are short term in duration and the investments are denominated in U.S. dollars, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
           Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The Term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based of the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
           Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q as read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, before deciding to invest in our securities.
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant product revenues, we will not be profitable.
          We have incurred significant losses since our inception in May 1998. We have not generated any revenue from the sale of products to date and we will not be able to do so unless and until one of our product candidates is successfully developed and receives regulatory approval. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To generate product revenues, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell such products. Telbivudine, which we are evaluating in phase III and phase IIIb clinical trials and for which we have submitted an NDA to the FDA, is our most advanced product candidate. Accordingly, we may never generate revenues from product sales and, even if we do generate such revenues, such revenues may not be realized at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
          Our March 31, 2006 cash, cash equivalents and marketable securities balance was $244.8 million. We believe that this balance and the funding we expect to receive from Novartis relating to the development of our hepatitis B product candidates and our lead hepatitis C product candidate, valopicitabine, that Novartis has licensed from us, will be sufficient to satisfy our anticipated cash needs at least until the end of 2007. However, we may need or choose to seek additional funding within this period of time. The commercialization of any product we successfully develop and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials, and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we prepare for the anticipated launch of telbivudine, if approved, and the continued efforts thereafter to market and sell such product and any other product candidates we successfully develop.
          Our need for additional funding will depend in large part on whether:
•	with respect to our HBV product candidates and valopicitabine, Novartis continues to reimburse us for development expenses and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of these product candidates; and

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.
          In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for our HBV product candidates, valopicitabine and other product candidates, if any, Novartis licenses from us, Novartis has the right to terminate its license and the related funding obligations with respect to any product candidate by providing us with six months written notice.
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
          If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis, which has the right to maintain its current level of ownership, will be diluted and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. These arrangements could result in the transfer to third parties of rights that we consider valuable.
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
          We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting. We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. We are aware of four drug products, being lamivudine, entecavir and adefovir, each nucleoside analogs, and pegylated interferon, that are approved by the FDA and commercially available in the United States for the treatment of hepatitis B infection. We are also aware that the current standard of care for the treatment of chronic hepatitis C is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 21 antiviral therapies approved for commercial sale in the U.S. Of these approved therapies, 7 are nucleosides, 3 are non-nucleosides, 10 are protease inhibitors and one entry inhibitor.
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
          Lamivudine, adefovir dipivoxil and entecavir are small molecule therapeutics currently approved in the United States and some other jurisdictions for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin, a small molecule therapeutic. The labeling for our approved products, if any, will have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling will restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products.
          We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop are approved for sale and achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products, including lower price generic products, or technologies are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to use of our products.
Our research and development efforts may not result in additional product candidates being discovered on timelines anticipated, if at all, which could limit our ability to generate revenues.
          Our research and development programs, other than our programs for telbivudine and valtorcitabine for hepatitis B and valopicitabine for hepatitis C, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. As a result, we may be unable to maintain our proposed schedule for the submission to the FDA of an investigational new drug applications, or IND, for our HIV product candidate or any other product candidate. INDs are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States.
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
          The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our executive officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful and timely launch of telbivudine, if approved, will depend in large part on our ability to recruit, train and deploy an effective sales and marketing organization in a timely fashion. Our inability to recruit such persons or the loss of the service of any of the key members of our senior management may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
          We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability, directors’ and officers’, and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. We review our estimate of the development period on a quarterly basis. During the quarter ended March 31, 2006, we have estimated that the performance period during which the development of our HBV product candidates and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the development agreement that we entered into with Novartis, or December 2010. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
If we fail to design and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
          As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our registered independent public accountants must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement first applied to us with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and thereafter applies to each annual filing. The manner by which companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how registered independent public accountants apply these requirements and test companies’ internal controls, is subject to change and will evolve over time.
          We have completed an assessment and will continue to review in the future, our internal control over financial reporting in an effort to ensure compliance with the Section 404 requirements. Notwithstanding these efforts, it is possible that our management may determine that our internal control over financial reporting is not effective.

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
          To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully. Our most advanced product candidates are telbivudine, valtorcitabine and valopicitabine. Currently, we are conducting phase III clinical trials of telbivudine and applications seeking authorization to market telbivudine have been submitted to the FDA, European Agency for the Evaluation of Medicinal Products, or EMEA, and regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates, including telbivudine, require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicology and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
          Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Based on the one year results from the GLOBE study, which is a two year study evaluating the use of telbivudine for the treatment of chronic HBV infection, we filed an NDA to the FDA seeking authorization to market telbivudine in the U.S. The one year and other available longer-term data from the GLOBE study appear to be positive. However, new information may arise from this and other continuing clinical trials that may be less favorable than that which is currently available. Additionally, clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain FDA approval for such product candidates. Furthermore, the FDA may request additional information from us, including data from additional clinical trials, may delay significantly any approval and ultimately may not grant marketing approval for telbivudine.
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
          We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, in our ongoing phase IIb clinical trials evaluating the combination of valopicitabine and pegylated interferon the most commonly occurring adverse events have been gastrointestinal side effects (nausea, vomiting, and occasionally diarrhea). For most of the patients, these side effects are generally mild to moderate, transient, and resolve while remaining on treatment. However, data indicate that at the 800 mg/day dosing level, while most patients report only mild side effects, a higher proportion reported moderate or severe intensity to the gastrointestinal side effects compared to observations at the 200 to 400 mg/day dosing level. As a result, following discussions with the FDA, in March 2006 we modified the phase IIb clinical trials to reduce valopicitabine dosing levels from 800 mg/day to 200 mg/day or 400 mg/day.
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
          We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our product candidates would delay our ability to seek and obtain regulatory approvals, increase expenses associated with clinical development and increase the volatility of the price of our common stock.
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

          If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to complete phase III and phase IIIb clinical trials of telbivudine;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of any additional HCV, HIV or other product candidates;

•	Novartis may choose not to license our product candidates other than telbivudine, valtorcitabine and valopicitabine and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue research and development of our product candidates.
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
          Approvals of our product candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make any approved products will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance.
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
          The research, testing, manufacturing and marketing of product candidates and products are subject to extensive regulation by numerous regulatory authorities in the United States, including the FDA, and in other countries where approval has been sought. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:
•	warning letters and other regulatory authority communications objecting to matters such as promotional materials and requiring corrective action such as revised communications to healthcare practitioners;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of manufacturing; and

•	FDA refusal to review or approve pending new drug applications or supplements to new drug applications for previously approved products, and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.
The imposition of one or more of these sanctions on us would have a material adverse effect on our business.
If we violate healthcare statutes such as fraud and abuse laws, we would be subject to significant penalties and expenses.
          Commercialization efforts in which we currently and expect in the future to engage in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, and federal and state anti-kickback laws and false claims laws.
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in commercialization of our HBV product candidates and valopicitabine, and may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
          In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Pursuant to the development agreement, as amended, Novartis also acquired the option to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised such option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis. We expect that we will derive substantially all of our near term revenues from Novartis.
          Pursuant to the development agreement, we will co-promote and co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, and Novartis will exclusively commercialize products we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we are seeking to establish marketing and sales capabilities which when combined with the capabilities Novartis will provide is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any other territories. We are dependent upon Novartis for the commercialization of our products in the other territories.
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

Novartis has the option to license from us product candidates we discover, or in some cases, acquire. If Novartis does not exercise its option with respect to a product candidate, our development, manufacture and/or commercialization of such product candidate may be substantially delayed or limited.
          Our drug development programs and potential commercialization of our product candidates will require substantial additional funding.
          In addition to its license of telbivudine, valtorcitabine and valopicitabine, Novartis has the option under the development agreement to license our other product candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such product candidates.
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
          In May 2004, we entered into a settlement agreement with University of Alabama at Birmingham, or UAB, and the University of Alabama at Birmingham Research Foundation, or UABRF, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our hepatitis C product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment made in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our hepatitis C product candidates and may assert that such losses include the settlement payments.
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
If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize our product candidates licensed to Novartis and the development and commercialization of our other product candidates could be delayed, curtailed or terminated.
          Under the development agreement, if marketing authorization is obtained, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, telbivudine and valtorcitabine, our hepatitis B product candidates, valopicitabine, our lead hepatitis C product candidate, and other products that Novartis licenses from us. Novartis will market and sell these drug products throughout the rest of the world. We also anticipate that Novartis will manufacture the global commercial supply of telbivudine. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell telbivudine, if approved, and our other product candidates, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
          In addition, Novartis has the right to terminate the development agreement with respect to any product, product candidate or country with six months written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected product candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the product candidate, and we may not be successful in entering into a collaboration with another third party.
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
          Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We have entered into an agreement with Novartis for the development and commercialization of our HBV product candidates and valopicitabine, our lead hepatitis C product candidate, and we have granted options to Novartis with respect to development and commercialization of our other product candidates. We may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop this or any other product candidate internally.
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
          We work with chemists and biologists at academic and other institutions that assist us in our research and development efforts. Telbivudine, valtorcitabine and valopicitabine were discovered with the research and development assistance of these chemists and biologists. Many of the scientists who have contributed to the discovery and development of our product candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.
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
          Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims generally encompassing the method of using telbivudine to treat patients infected with hepatitis B. In July 2005, UABRF filed such a continuation patent application.
          In February 2006, UABRF notified us that it and Emory University were asserting a claim that the UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million, which is 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
     If it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and NM283, generically, to treat hepatitis C infection, or infection by any member of the Flaviviridae virus family to which hepatitis C belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C infection. Because patents in countries outside the U.S. are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat hepatitis C infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating hepatitis C or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
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
          We, together with Novartis, have entered into an amended and restated agreement with CNRS and L’Universite Montpellier II, which we refer to as the University of Montpellier, co-owners of the patent applications covering our hepatitis B product candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B product candidates. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patent applications covering our hepatitis C product candidates and certain NNRTI HIV pre-clinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
          Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of April 30, 2006, we had 55,979,105 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,067,035 shares of common stock with a weighted average exercise price of $13.72 per share.
          Novartis and other holders of an aggregate of approximately 37,151,869 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
          The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
     None.
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

Date: May 10, 2006	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ David A. Arkowitz
David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Form 10-K filed with the SEC on March 16, 2006)

10.1	Summary of Executive Bonus Plan

10.2	Summary of Non-Employee Directors Compensation Plan

10.3	Amendment No. 3 to the Development, License and Commercialization Agreement effective as of February 27, 2006 by and among Idenix Pharmaceuticals, Inc., Idenix (Cayman) Limited and Novartis Pharma AG (incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on March 16, 2006)

10.4	Letter Agreement dated January 4, 2006 by and between Idenix Pharmaceuticals, Inc. and James Egan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 9, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.