Form 10-Q/A
period 2006-03-31
IDENIX PHARMACEUTICALS INC
filed 2006-06-15
CIK 1093649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 6, 2006, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,004,720 shares.

SIGNATURES
Exhibit Index
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO

EXPLANATORY NOTE
     Idenix Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 for the sole purpose of correcting inadvertent omissions from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006. This Amendment No. 1 to Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosures included within the original Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2006	By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2006	By:	/s/ David A. Arkowitz

David A. Arkowitz Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

3