Form 10-Q
period 2006-06-30
IDENIX PHARMACEUTICALS INC
filed 2006-08-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of July 31, 2006, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,071,053 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$103,241	$83,733
Restricted cash	411	411
Marketable securities	64,622	95,579
Receivables from related party	16,305	13,723
Prepaid expenses and other current assets	6,691	6,139

Total current assets	191,270	199,585
Property and equipment, net	12,783	11,051
Restricted cash, non-current	750	750
Marketable securities, non-current	58,841	62,855
Income taxes receivable	1,761	946
Investment	500	500
Other assets	927	1,970

Total assets	$266,832	$277,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,392	$5,665
Accrued expenses	14,596	16,685
Deferred rent	265	265
Deferred revenue, related party	13,471	9,695
Income taxes payable	—	206

Total current liabilities	30,724	32,516
Long-term obligations	2,042	2,792
Deferred rent, net of current portion	1,969	2,101
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	47,148	29,089

Total liabilities	86,155	70,770
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 and 60,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 56,023,053 and 55,813,275 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	56	56
Additional paid-in capital	493,318	488,340
Deferred compensation	(154)	(320)
Accumulated other comprehensive income (loss)	102	(335)
Accumulated deficit	(312,645)	(280,854)

Total stockholders’ equity	180,677	206,887

Total liabilities and stockholders’ equity	$266,832	$277,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Revenues:
License fees and collaborative research and development — related party	$19,253	$15,983
Government research grants	60	99

Total revenues	19,313	16,082
Operating expenses:
Research and development	24,862	23,190
Selling, general and administrative	12,163	7,163

Total operating expenses	37,025	30,353

Loss from operations	(17,712)	(14,271)
Investment and other income, net	2,519	801

Loss before income taxes	(15,193)	(13,470)
Income tax benefit	584	37

Net loss	$(14,609)	$(13,433)

Basic and diluted net loss per common share	$(0.26)	$(0.28)

Shares used in computing basic and diluted net loss per common share	55,991	48,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Revenues:
License fees and collaborative research and development — related party	$32,308	$30,809
Government research grants	116	176

Total revenues	32,424	30,985
Operating expenses:
Research and development	46,930	41,653
Selling, general and administrative	22,803	13,777

Total operating expenses	69,733	55,430

Loss from operations	(37,309)	(24,445)
Investment and other income, net	4,654	1,620

Loss before income taxes	(32,655)	(22,825)
Income tax benefit	864	126

Net loss	$(31,791)	$(22,699)

Basic and diluted net loss per common share	$(0.57)	$(0.47)

Shares used in computing basic and diluted net loss per common share	55,941	48,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(31,791)	$(22,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,495	970
Stock-based compensation expense	4,230	967
Gain on sale of marketable securities	(2,104)	(279)
Revenue adjustment for contingently issuable shares	71	897
Changes in operating assets and liabilities:
Receivable from related party	(2,582)	458
Prepaid expenses and other current assets	(393)	506
Income taxes receivable	(917)	(97)
Other assets	1,043	(593)
Accounts payable	(3,307)	(2,136)
Accrued expenses	(2,133)	901
Deferred rent	(132)	(25)
Deferred revenue, related party	21,937	(4,851)
Income taxes payable	(101)	4
Long-term obligations	(750)	(933)

Net cash used in operating activities	(15,434)	(26,910)
Cash flows from investing activities:
Purchase of property and equipment	(3,055)	(1,902)
Restricted deposits	—	(411)
Purchases of marketable securities	(142,552)	(13,402)
Sales of marketable securities	179,742	46,416

Net cash provided by investing activities	34,135	30,701
Cash flows from financing activities:
Proceeds from issuance of common stock to related party	54	—
Proceeds from exercise of common stock options	651	1,030

Net cash provided by financing activities	705	1,030
Effect of changes in exchange rates on cash and cash equivalents	102	(231)

Net increase in cash and cash equivalents	19,508	4,590
Cash and cash equivalents at beginning of period	83,733	42,083

Cash and cash equivalents at end of period	$103,241	$46,673

Supplemental disclosure of cash flow information:
Taxes paid	$89	$—
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$174	$2,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS
     Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”).
     The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development and commercialization of product candidates, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaborative partners, competition, technological and medical risks and management of growth.
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
     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and collaborative research and development funding from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. If the Company cannot reasonably estimate its costs, then it recognizes the license fee revenue on a straight-line basis over the performance period. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for shared development costs incurred during the period. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
     Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine, the Company’s lead product candidate for the treatment of hepatitis B, in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2005 and June 30, 2006, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
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
Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the investment to market through a charge to the consolidated statement of operations. Realized gains and losses are determined on the specific identification method and are included in investment income. The Company classifies its marketable securities with remaining maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining maturities greater than 12 months as non-current marketable securities.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The Company adopted SFAS No. 123(R) on January 1, 2006. The Company applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the three months and six months ended June 30, 2005, have not been restated to reflect the fair value method of expensing. Prior to January 1, 2006, the Company accounted for its stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $2,054,000 and $4,064,000 higher than had the Company continued to account for employee stock-based compensation expense under APB No. 25.
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
     In June 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan provides for the authorization of awards covering an aggregate of 3,000,000 shares of common stock. As of June 30, 2006, the Company has 1,190,375 shares available for grant under its equity incentive plans.
     The following table shows stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Research and development	$767	$254	$1,533	$517
Selling, general and administrative	1,335	258	2,697	450

Total stock-based compensation expense	$2,102	$512	$4,230	$967

     The Company has an aggregate of $20,401,000 of stock compensation as of June 30, 2006 remaining to be amortized over a weighted average life of 2.8 years.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The assumptions used for the Black-Scholes method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.03%	3.83%	4.76%	3.88%
Expected option term (in years)	5.0	5.0	5.0	5.0
Expected volatility	61%	85%	64%	85%
     No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option. The expected option term and expected volatility were determined by examining the expected option term and volatility of the Company’s stock as well as the expected terms and volatilities of similarly sized biotechnology companies.
     As share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and six months ended June 30, 2006, because substantially all of the Company’s stock option grants vest monthly, no forfeiture assumption was applied. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options for employees for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(in thousands,	(in thousands,
	except	except
	per share data)	per share data)
Net loss — as reported	$(13,433)	$(22,699)
Add stock-based employee compensation expense included in reported net loss	512	967
Deduct stock-based employee compensation expense determined under fair value based method	(1,765)	(3,120)

Net loss — pro forma	$(14,686)	$(24,852)

Net loss per common share (basic and diluted):
As reported	$(0.28)	$(0.47)
Pro forma	$(0.31)	$(0.52)
     Information regarding outstanding stock options for the three and six months ended June 30, 2006 is as follows:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

			Weighted
			average
		Weighted	remaining
		average	contractual
	Number	exercise	term
	of options	price	(years)
Outstanding, December 31, 2005	3,584,322	$12.20
Granted	910,376	17.04
Exercised	(195,225)	3.33
Cancelled	(164,643)	18.63

Outstanding at June 30, 2006	4,134,830	$13.42	7.8

Exercisable at June 30, 2006	2,151,103	$10.30	6.9

     The Company granted 287,376 and 254,000 stock options for the three months ended June 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the three months ended June 30, 2006 and 2005 was $5.36 and $13.13, respectively. The Company granted 910,376 and 915,500 stock options for the six months ended June 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $9.91 and $13.43, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1,185,000. The intrinsic value was calculated as the difference between the market value as of June 30, 2006 and the weighted average exercise price of the shares. The market value as of June 30, 2006 was $9.40 as reported on the Nasdaq stock exchange.
Basic and Diluted Net Loss per Common Share
     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (see Note 4) and restricted stock awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(14,609)	$(13,433)	$(31,791)	$(22,699)

Basic and diluted weighted average number of common shares outstanding	55,991	48,119	55,941	48,038

Basic and diluted net loss per common share	$(0.26)	$(0.28)	$(0.57)	$(0.47)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Options	4,135	3,781	4,135	3,781
Contingently issuable shares to related party	256	1,125	256	1,125
Restricted stock	—	53	—	53

	4,391	4,959	4,391	4,959

3. COMPREHENSIVE LOSS
     For the three and six months ended June 30, 2006 and 2005, respectively, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(14,609)	$(13,433)	$(31,791)	$(22,699)
Changes in other comprehensive loss:
Foreign currency translation adjustment	210	(267)	321	(431)
Unrealized gain (loss) on investments	52	132	116	(48)

Total comprehensive loss	$(14,347)	$(13,568)	$(31,354)	$(23,178)

4. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among the Company, Idenix (Cayman) Limited and Novartis (as amended, the “Development Agreement”) and the master manufacturing and supply agreement dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis (the “Supply Agreement”). As part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its hepatitis B virus, or HBV, product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined HBV product sales levels.
     Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006, is providing development funding for valopicitabine and will pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments, as well as additional milestone payments based upon achievement of predetermined HCV product sales levels. The Company has recorded this HCV license fee as deferred revenue, which is being recognized over the development period of the licensed product candidates. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine.
      Under the Development Agreement, the Company has granted Novartis an exclusive, worldwide license to market and sell the Company’s HBV product candidates and valopicitabine, and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market its HBV product candidates and valopicitabine in the U.S., the U.K., France, Germany, Italy and Spain.

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
     Pursuant to the Supply Agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredient for the commercial supply of licensed products if certain conditions and criteria were satisfied.
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of June 30, 2006, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for its HBV product candidates and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize telbivudine in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. This amount was included as part of the license fee.
     The Company reviews its assessment and judgement on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. The Company has estimated that the performance period during which the development of the HBV product candidates and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2010. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
Stockholders’ Agreement
     In connection with Novartis’ purchase of stock from the Company’s stockholders, the Company, Novartis and substantially all of the Company’s stockholders entered into a stockholders’ agreement which was amended and restated in 2004 in connection with the Company’s initial public offering of its common stock (the “Stockholders’ Agreement”). The Stockholders’ Agreement provides, among other things, that the Company will use its reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of the Company’s voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of the Company’s voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of the Company’s voting stock, Novartis will have approval rights over a number of corporate actions that the Company may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
     Subject to certain exceptions, Novartis and its affiliates have contractually agreed not to acquire prior to May 8, 2008, additional shares of the Company’s voting stock unless a majority of the independent board members waive such contractual provision. Acquisitions of the Company’s voting stock by exercise of Novartis’ stock purchase rights under the Stockholders’ Agreement or acquisitions of voting stock to maintain a 51% ownership interest in the Company’s fully diluted common stock, exclusive of any shares formerly held by Novartis BioVentures, Ltd., are specifically excepted from this restriction.
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
     As of June 30, 2006, Novartis stock subscription rights have reduced the license fee by an aggregate of $15,600,000, which has been recorded to additional paid-in capital. Of this amount, $12,865,000 has been recorded as a reduction of deferred revenue as of June 30, 2006 with the remaining amount of $2,735,000 recorded as a reduction of revenue. The Company recorded $75,000 and $708,000 of this reduction of revenue for each of the three months ended June 30, 2006 and 2005, respectively, associated with this stock subscription right, and a $71,000 and $897,000 reduction of revenue for the six months ended June 30, 2006 and 2005, respectively.
Manufacturing Arrangement
     On June 22, 2006, the Company entered into a commercial manufacturing agreement (the “Manufacturing Agreement”) with Novartis and a packaging agreement (the “Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis will manufacture the commercial supply of telbivudine that is intended for sale in the United States. The Packaging Agreement provides that the supply of telbivudine intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.
5. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of June 30, 2006 and December 31, 2005 are as follows:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$32,234	$—	$—	$32,234
Commercial paper	49,036	—	—	49,036
Corporate debt securities	71,216	3	(80)	71,139
U.S. Treasury securities and obligations of U.S. government agencies	15,272	—	(43)	15,229
Taxable auction rate securities	27,065	13	—	27,078
Accrued interest	1,008	—	—	1,008

	$195,831	$16	$(123)	$195,724

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Type of security:
Money market funds	$11,580	$—	$—	$11,580
Corporate debt securities	108,559	2	(132)	108,429
U.S. Treasury securities and obligations of U.S. government agencies	23,469	—	(90)	23,379
Taxable auction rate securities	51,310	—	(3)	51,307
Accrued interest	1,427	—	—	1,427

	$196,345	$2	$(225)	$196,122

	June 30,	December 31,
	2006	2005
	(in thousands)
Contractual maturity:
Maturing in one year or less	$136,883	$133,267
Maturing after one year through two years	14,075	—
Maturing after two years through ten years	11,600	26,030
Maturing after ten years	33,166	36,825

	$195,724	$196,122

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	June 30,	December 31,
	2006	2005
	(in thousands)
Classification in balance sheets:
Cash equivalents	$72,261	$37,688
Marketable securities	64,622	95,579
Marketable securities, non-current	58,841	62,855

	$195,724	$196,122

     The cash equivalent amounts of $72,261,000 and $37,688,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2006 and December 31, 2005, respectively. The Company has the ability to hold its marketable securities to their effective maturities.
6. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Unbilled receivables from related party	$16,305	$13,723

	$16,305	$13,723

     Unbilled accounts receivable represent amounts under collaborative agreements that have not been billed at June 30, 2006 and December 31, 2005. All related party receivables are due from Novartis.
7. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Research and development contract costs	$7,511	$8,018
Payroll and benefits	3,559	4,916
License fees	1,000	1,000
Professional fees	666	884
Other	1,860	1,867

	$14,596	$16,685

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
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004, which was recorded as research and development expense in the year ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of: (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of hepatitis C infection; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000.
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
     In February 2006, UABRF notified the Company that it and Emory University were asserting a claim that the UAB license agreement covers the Company’s telbivudine technology and that the Company is currently obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75 million license fee that the Company received from Novartis in May 2003 in connection with the license of its hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which the Company has conducted its clinical development of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by a panel of arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation.
     The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at June 30, 2006. However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. Such amounts, in addition to those asserted by UABRF and Emory University, include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of the Company’s capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, it could be obligated to pay to the 1998 licensors 30% of all royalties it receives from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to telbivudine.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
Indemnification
     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development Agreement. Under the Development Agreement and the stock purchase agreement (the “Stock Purchase Agreement”), the Company made numerous representations and warranties to Novartis regarding its hepatitis B and C product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development Agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

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
Overview
     Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on the treatment of infections caused by hepatitis B virus, or HBV; hepatitis C virus, or HCV; and human immunodeficiency virus, or HIV. Each of telbivudine and valtorcitabine, our product candidates for the treatment of HBV, and valopicitabine, our product candidate for the treatment of HCV, is a nucleoside or nucleoside analog that we believe may have one or more therapeutic features that will afford competitive advantages to our product candidates over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. Each of the product candidates that we are developing is selective and specific, may be administered orally once a day, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
     The following table summarizes key information regarding our pipeline of product candidates:

	Product		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HBV	telbivudine (L- nucleoside)	Regulatory applications have been submitted in a number of regions, including the United States, the European Union, Canada, Australia, Switzerland, Taiwan, South Korea and China, for marketing approval of telbivudine for the treatment of chronic hepatitis B. In addition to the GLOBE study, which is a two year international phase III clinical trial in patients with chronic hepatitis B, a phase III clinical trial in HBV infected patients with liver failure, or decompensated liver disease, is ongoing, and phase IIIb trials, which are intended to provide certain additional product data at the commercial launch of telbivudine, are also ongoing.	If approved, the commercial launch of telbivudine

HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.	phase III

	Product		Next
	Candidates/		Development
Indication	Programs	Description	Stage
HCV	valopicitabine (NM283) (Nucleoside analog)	Two ongoing phase IIb clinical trials are evaluating the combination of valopicitabine and pegylated interferon in HCV infected patients who previously failed to respond to antiviral treatment, as well as in patients who have not yet been treated for hepatitis C. Preliminary results from clinical trials have demonstrated that the antiviral effects of valopicitabine are enhanced when this agent is used in combination with pegylated interferon. To date, the most commonly occurring adverse events are gastrointestinal side effects (nausea, vomiting and occasionally diarrhea). After observing that patients at the 800 mg/day dose level were experiencing moderate to severe gastrointestinal side effects at a rate proportionately higher than the patients at the 200 to 400 mg/day dose levels, and following discussions with the U.S. Food and Drug Administration, or FDA, in March 2006, we modified the phase IIb clinical trials to reduce valopicitabine dosing levels from 800 mg/day to 200 mg/day or 400 mg/day.	phase III

HCV	NV-08	Preclinical evaluation of product candidates from this program is in progress. This program consists of structurally different chemical classes than valopicitabine. We are seeking a candidate that may be developed for use in combination with valopicitabine.	phase I*

HIV	NV-05 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	We have identified two lead candidates in this program and plan to file an exploratory investigational new drug application, or exploratory IND, in the U.S. by year-end 2006. This exploratory IND evaluation is intended to enable us to gain human pharmacokinetic insights that will help us select the most promising candidate to move into full clinical development.	phase I*

*	Phase I clinical trial is expected to incorporate certain of the objectives of a phase II clinical trial.
     In May 2003, we entered into collaboration with Novartis relating to the worldwide development and commercialization of our product candidates, which was amended in February 2006. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among us, Idenix (Cayman) Limited and Novartis as amended, and the master manufacturing and supply agreement dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis. Novartis paid us a license fee of $75 million for our HBV product candidates, telbivudine and valtorcitabine, is providing development funding for these HBV product candidates and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. If telbivudine is approved for commercial sale, additional milestone payments will be paid to us by Novartis upon achievement of predetermined HBV product sales levels.
     Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006, and Novartis is providing development funding for valopicitabine and will pay us up to $500 million in additional license fees and milestone payments, if certain development and regulatory milestones are achieved. If valopicitabine is approved for commercial sale, additional milestone payments will be paid to us by Novartis upon achievement of predetermined HCV product sales levels.
      We plan to co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world. In support of such co-promotion and co-marketing activities, we have recruited and employed in July 2006 a sales force in the United States and anticipate recruiting a sales force in each of the other co-promotion and co-marketing countries in advance of the marketing authorization approval, if any, of telbivudine in each of these European countries.
      Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredient for the commercial supply of licensed products if certain conditions and criteria were satisfied. On June 22, 2006, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the manufacturing agreement, Novartis will manufacture the commercial supply of telbivudine that is intended for sale in the United States. The packaging agreement provides that the supply of telbivudine intended for commercial sale in the United States will be packaged by

Novartis Pharmaceuticals Corporation.
      In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV product candidate. Novartis presently owns approximately 56% of our outstanding common stock.
      All of our product candidates are currently in preclinical or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. We submitted a new drug application, or NDA, to the FDA for telbivudine, our lead hepatitis B product candidate in late 2005. In March 2006, we were notified that this submission had been accepted for filing and that the NDA is under formal review by the FDA. Additionally, to date in 2006, Novartis has submitted applications seeking authorization to market telbivudine in many other territories, including the European Union, China, Canada, Switzerland, Taiwan, South Korea and Australia. Any delay in obtaining or failure to obtain such required approvals by either us or Novartis, will materially adversely affect our ability to realize revenues from commercial sales of telbivudine and our other product candidates, if any, for which marketing authorization is sought and obtained. Even if telbivudine is approved for commercial sale without delay, we do not expect to realize any product sales prior to late 2006 at the earliest. Accordingly, we expect our sources of funding for 2006 to consist principally of the reimbursement of expenses we may incur in connection with the development and registration of licensed product candidates and license fees relating to valopicitabine.
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
Results of Operations
Comparison of Three Months Ended June 30, 2006 and 2005
     Revenues
     Total revenues were $19.3 million for the three months ended June 30, 2006 as compared with $16.1 million for the three months ended June 30, 2005.
     Total revenues for the three months ended June 30, 2006 were primarily comprised of $19.3 million in related party revenue from Novartis, consisting of $3.3 million in license fee revenue and $16.0 million for reimbursement of research and development expenses.
     Total revenues for the three months ended June 30, 2005 were primarily comprised of $16.0 million in related party revenue from Novartis, consisting of $1.7 million in license fee revenue, net of a $0.7 million reduction due to Novartis stock subscription rights, and $14.3 million for reimbursement of research and development expenses.
     The increase in revenues of $3.2 million for the three months ended June 30, 2006 in comparison with the prior reporting period was primarily due to an increase in license fee revenue and reimbursements from Novartis associated with valopicitabine, which was licensed by Novartis in March 2006.

     Research and Development Expenses
     Research and development expenses were $24.9 million for the three months ended June 30, 2006 as compared with $23.2 million for the three months ended June 30, 2005. The increase of $1.7 million was primarily due to increases of $0.9 million for HCV and HIV research collaborations with third parties and $0.7 million in salary and other payroll-related expenses as we expand our research and development activities.
     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities and we engage in a greater number of later-stage clinical trials.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $12.2 million for the three months ended June 30, 2006 as compared with $7.2 million for the three months ended June 30, 2005. The increase of $5.0 million was primarily due to increases of $1.0 million in salary and other payroll-related expenses associated with the hiring of additional personnel as we expand our operations, $1.1 million in stock-based compensation with the adoption of SFAS 123(R), $1.0 million in professional fees associated with patent prosecution and auditing activities and $1.1 million in consulting expenses attributable to marketing activities.
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
     Investment Income, Net
     Net investment income was $2.5 million for the three months ended June 30, 2006 as compared with $0.8 million for the three months ended June 30, 2005. The increase of $1.7 million was primarily the result of higher average cash and marketable securities balances held during the three months ended June 30, 2006 due to the receipt of proceeds from our public offering in October 2005 and the license payment we received from Novartis in March 2006.
     Income Taxes
     Income tax benefit was approximately $0.6 million for the three months ended June 30, 2006 as compared with approximately $0.1 million for the three months ended June 30, 2005. The increase in income tax benefits for the three months ended June 30, 2006 was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin.
Comparison of Six Months Ended June 30, 2006 and 2005
     Revenues
     Total revenues were $32.4 million for the six months ended June 30, 2006 as compared with $31.0 million for the six months ended June 30, 2005.
     Total revenues for the six months ended June 30, 2006 were primarily comprised of $32.3 million in related party revenue from Novartis consisting of $5.2 million in license fee revenue and $27.1 million for reimbursement of research and development expenses.
     Total revenues for the six months ended June 30, 2005 were primarily comprised of $30.8 million in related party revenue from Novartis, consisting of $4.0 million in license fee revenue, net of a $0.9 million reduction due to Novartis’ stock subscription rights, and $26.8 million for reimbursement of research and development expenses.
     The increase in revenues of $1.4 million for the six months ended June 30, 2006 in comparison with the prior reporting period was primarily due to an increase in license fee revenue as a result of Novartis licensing valopicitabine in March 2006 and a reduction in the impact of the Novartis stock subscription rights.
     Research and Development Expenses
     Research and development expenses were $46.9 million for the six months ended June 30, 2006 as compared with $41.7 million for the six months ended June 30, 2005. The increase of $5.2 million was primarily due to increases of $1.5 million for HCV and HIV research collaborations with third parties, $1.7 million in salary and other payroll-related expenses and $1.0 million in stock-based compensation with the adoption of SFAS 123(R).

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $22.8 million for the six months ended June 30, 2006 as compared with $13.8 million for the six months ended June 30, 2005. The increase of $9.0 million was primarily due to increases of $2.4 million in salary and other payroll-related expenses associated with the hiring of additional personnel as we expand our operations, $2.2 million in stock-based compensation with the adoption of SFAS 123(R), $1.8 million in consulting expenses attributable to marketing activities and $0.8 million in professional fees primarily for patent prosecution and audit activities.
     Investment Income, Net
     Net investment income was $4.7 million for the six months ended June 30, 2006 as compared with the $1.6 million for the six months ended June 30, 2005. The increase of $3.1 million was primarily the result of higher average cash and marketable securities balances held during the six months ended June 30, 2006 due to the receipt of proceeds from our public offering in October 2005 and the license payment we received from Novartis in March 2006.
     Income Taxes
     Income tax benefit was approximately $0.9 million for the six months ended June 30, 2006 as compared with approximately $0.1 million for the six months ended June 30, 2005. The increase in income tax benefits for the six months ended June 30, 2006 was due to amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of our HBV product candidates and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from the initial public offering and concurrent private placement of our common stock in July 2004, net proceeds from a public offering of our common stock in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
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
     We had $103.2 million and $83.7 million in cash and cash equivalents as of June 30, 2006 and December 31, 2005, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available-for-sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of June 30, 2006, we had $64.6 million in current marketable securities and $58.8 million in non-current marketable securities. As of December 31, 2005, we had $95.6 million in current marketable securities and $62.9 million in non-current marketable securities.
     Net cash used in operating activities was $15.4 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $26.9 million for the six months ended June 30, 2005. The net cash used in operating activities for the six months ended June 30, 2006 was primarily related to the net loss for the period and decreases in receivables from related party, accounts payable and accrued expenses. This was offset by the receipt of a $25 million payment from Novartis relating to the license of valopicitabine in March 2006. The net cash used in operating activities for the six months ended June 30, 2005 was primarily due to the net loss for the period adjusted for a decrease in deferred revenue due to the amortization of our license fee received from Novartis in 2003.
     Net cash provided by investing activities was $34.1 million and $30.7 million for the six months ended June 30, 2006 and 2005, respectively. The net cash provided by investing activities for the six months ended June 30, 2006 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects. The net cash provided by investing activities for the six months ended June 30, 2005 was primarily due to net proceeds from net sales of our marketable securities to fund operations, offset by capital expenditures and restriction of certain cash deposits relating to the issuance of a letter of credit in connection with a new lease we entered into in June 2005 for additional office facilities in Cambridge, Massachusetts.

     Net cash provided by financing activities was $0.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. The net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     Set forth below is a description of our contractual obligations as of June 30, 2006:

	Payments Due by Period
			One to
		Less Than	Three	Four to	After Five
Contractual Cash Obligations	Total	One Year	Years	Five Years	Years
	(in thousands)
Operating leases	$20,466	$3,179	$5,877	$4,625	$6,785
Consulting and other agreements	10,739	4,139	4,760	1,840	—

Total contractual cash obligations	$31,205	$7,318	$10,637	$6,465	$6,785

     We have certain potential milestone payment obligations relating to our hepatitis B and hepatitis C product candidates. These obligations are excluded from the contractual obligations table above and are more fully described below.
     Pursuant to the license agreement between us and the University of Alabama at Birmingham Research Foundation, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, Emory University and Le Centre Nationale de la Recherche, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection.
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. If this were held to be true, we would be obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
     We do not believe that it is probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of June 30, 2006. However, if it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
     If it is determined that the UAB license agreement does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement.
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
     Further, we have potential payment obligations under the license agreement with the University of Cagliari pursuant to which we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology. We are liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology. As a result of the license by Novartis of valopicitabine and the payment of a $25 million license fee to us, we remitted a payment to the University of Cagliari in the amount of $250,000 in the quarter ended June 30, 2006.

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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. There have been no material changes to the critical accounting policies for revenue recognition and accrued expenses for the three and six months ended June 30, 2006. We have updated our accounting policy for stock-based compensation during the three and six months ended June 30, 2006 as described below.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB No. 25. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method resulting in expense being recognized in our financial statements.
     We adopted SFAS No. 123(R) on January 1, 2006. We applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R) including the three and six months ended June 30, 2005 have not been restated to reflect the fair value method of expensing required by SFAS No. 123(R). Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations.
     For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes method, we have made assumptions for the inputs in the model regarding expected dividend yield, risk-free interest rate, expected option term and expected volatility. The amounts recognized for stock-based compensation expense could vary depending upon changes in assumptions in the model.
     No dividend yield was assumed as we do not pay dividends on our common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option (5.03% and 4.76% for the three and six months ended June 30, 2006, respectively). The expected option term (5 years for each of the three and six months ended June 30, 2006) and expected volatility (61% and 64% for the three and six months ended June 30, 2006, respectively) were determined by examining the expected option term and volatility of our own stock as well as the expected terms and volatilities of similarly sized biotechnology companies.
     As share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and six months ended June 30, 2006, because substantially all of the Company’s stock option grants vest monthly, no forfeiture assumption was applied. In our pro forma information required under

SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     We recognize compensation expense for restricted stock sold and stock options granted to non-employees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” or “EITF 96-18.” EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
     Our equity incentive plans are administered by the compensation committee of the board of directors. The compensation committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees at an exercise price per share not less than the fair market value per share of common stock as determined by the board of directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of our common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the compensation committee may determine. The compensation committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine. These equity incentive plans are described more fully in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. FIN No. 48 should clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this interpretation will have on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities, with the dollar weighted average effective maturity of the portfolio less than 12 months and no security with an effective maturity in excess of 24 months. Since our investments have effective maturities that are short term in duration and the investments are denominated in U.S. dollars, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this quarterly report on Form 10-Q as read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, before deciding to invest in our securities. We have not made any material changes in the risk factors previously disclosed in our quarterly report on Form 10-Q for the three month period ended March 31, 2006.
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant product revenues, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. To generate product revenues, we must successfully develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell such products. Telbivudine, which we are evaluating in phase III and phase IIIb clinical trials and for which we have an NDA filed with the FDA, is our most advanced product candidate. To date, no sales of telbivudine have occurred and we have not generated any revenue from the sale of telbivudine or any other product in any country. Even if we do successfully receive regulatory approval to market telbivudine in other countries or we succeed in our efforts to develop other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including product candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     Our June 30, 2006 cash, cash equivalents and marketable securities balance was $226.7 million. We believe that this balance and the funding we expect to receive from Novartis relating to the development of our licensed hepatitis B product candidates and our lead hepatitis C product candidate, valopicitabine, will be sufficient to satisfy our anticipated cash needs at least until the end of 2007. However, we may need or choose to seek additional funding within this period of time. The commercialization of any product we successfully develop and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials, and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we prepare for the anticipated launch of telbivudine, if approved, and the continued efforts thereafter to market and sell such product and any other product candidates we successfully develop.
     Our need for additional funding will depend in large part on whether:
•	telbivudine is approved for sale in major markets;

•	with respect to our HBV product candidates and valopicitabine, Novartis continues to reimburse us for development expenses and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of these product candidates; and

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.

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
     We estimate that we will incur significant costs to complete clinical trials relating to telbivudine. We also expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit NDAs with the FDA for valtorcitabine and valopicitabine, assuming development of each of these product candidates is continued. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
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
     Our successful commercialization of telbivudine, if approved, and other product candidates we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. We have recently established a U.S. sales force and we expect to begin in the near-term to recruit sales personnel to establish a direct sales force for the European markets in which we expect to co-promote or co-market with Novartis products, if any, for which marketing authorization approval is received. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, we believe that it may be difficult for us to recruit and retain qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. As a result, we may not be able to successfully hire, train, deploy and retain qualified sales personnel to establish a direct sales force in time for the launch of telbivudine, if approved, or at all. In addition, we do not know if any sales force we establish will be sufficient in size or scope to compete successfully in the marketplace.

We will incur significant expense to establish our marketing and sales capabilities.
     To establish our marketing and sales capabilities, we will incur significant expenses. A substantial portion of these expenses will be incurred before any of our product candidates will have been approved for marketing. Moreover, if the approval of telbivudine or any of our other product candidates is delayed substantially, or not approved, we will have incurred significant unrecoverable expenses. Additionally, the cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products.
Our market is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.
     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting. We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. We are aware of four drug products, being lamivudine, entecavir and adefovir, each nucleoside analogs, and pegylated interferon, that are approved by the FDA and commercially available in the United States for the treatment of hepatitis B infection. We are also aware that the current standard of care for the treatment of chronic hepatitis C is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 22 antiviral therapies approved for commercial sale in the U.S. Of these approved therapies, 7 are nucleosides, 3 are non-nucleosides, 11 are protease inhibitors and one is an entry inhibitor.
     Additionally, we believe that a significant number of drugs currently under development may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If any of these product candidates are successfully developed, they may be marketed before our product candidates. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Many of our competitors have:
•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products;

•	more extensive experience in conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	products that have been approved or product candidates that are in late-stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.
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
     Our ability to compete successfully will depend in part on the success of our marketing and sales efforts. We do not know if we will be able to build the sales force we anticipate or whether such sales force, if established, will be sufficient in size or scope to compete successfully in the marketplace. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products, gain market acceptance and acquire market share from existing products.
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
     We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if product candidates we successfully develop are approved for sale and achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products, including lower price generic products, or technologies are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to the use of our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to the use of our products.
Our research and development efforts may not result in additional product candidates being discovered on timelines anticipated, if at all, which could limit our ability to generate revenues.
     Our research and development programs, other than our programs for telbivudine and valtorcitabine for hepatitis B and valopicitabine for hepatitis C, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. As a result, we may be unable to maintain our proposed schedule for the submission to the FDA of an exploratory investigational new drug application, or IND, for our HIV product candidate or any other product candidate. INDs are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States.
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
     We have experienced rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we expect that our anticipated growth will continue to have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes and further our preparations for the anticipated commercial launch of telbivudine, if approved, we are expanding significantly our development, regulatory, manufacturing, marketing and sales capabilities, including the hiring of a sales force in the U.S. Additionally, we are establishing our infrastructure and our marketing and sales capabilities in those European countries in which we expect to co-promote with Novartis, telbivudine if approved for commercial sale and other licensed products, if any, successfully developed. In both the U.S. and Europe, we are entering into additional contracts with third parties to provide certain of these capabilities for us. Such expansion of capabilities is requiring us to invest substantial cash and management resources. If the development, regulatory approval or commercialization of any of our product candidates is delayed or terminated, we will have incurred significant unrecoverable costs in connection with the expansion of our administrative and operational capabilities at a time earlier than necessary, if necessary at all.
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
     The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our executive officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful and timely launch of telbivudine, if approved, will depend in large part on our ability to recruit, train and deploy an effective sales and marketing organization in a timely fashion. Our inability to recruit such persons, or the loss of the service of any of the key members of our senior management, may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. We review our estimate of the development period on a quarterly basis. As of June 30, 2006, we have estimated that the performance period during which the development of our HBV product candidates and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the development agreement that we entered into with Novartis, or December 2010. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
     We have completed an assessment and will continue to review in the future our internal control over financial reporting in an effort to ensure compliance with the Section 404 requirements. Notwithstanding these efforts, it is possible that our management may determine that our internal control over financial reporting is not effective.
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

     To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully. Our most advanced product candidates are telbivudine, valtorcitabine and valopicitabine. Currently, we are conducting phase III clinical trials of telbivudine and applications seeking authorization to market telbivudine have been filed with the FDA, European Agency for the Evaluation of Medicinal Products, or EMEA, and regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates, including telbivudine, require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicology and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
     Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Based on the one year results from the GLOBE study, which is a two year study evaluating the use of telbivudine for the treatment of chronic HBV infection, we filed an NDA with the FDA seeking authorization to market telbivudine in the U.S. The one year and other available longer-term data from the GLOBE study appear to be positive. However, new information may arise from this and other continuing clinical trials that may be less favorable than that which is currently available. Additionally, clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain FDA approval for such product candidates. Furthermore, the FDA may request from us and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and ultimately may not grant marketing approval for telbivudine.
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
     We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, in our ongoing phase IIb clinical trials evaluating the combination of valopicitabine and pegylated interferon the most commonly observed adverse events have been gastrointestinal side effects (nausea, vomiting, and occasionally diarrhea). For most patients, these side effects have been generally mild to moderate, transient, and resolved while remaining on treatment. However, data indicated that at the 800 mg/day dosing level, while most patients reported only mild side effects, a higher proportion reported moderate or severe intensity to the gastrointestinal side effects compared to observations at the 200 to 400 mg/day dosing level. As a result, following discussions with the FDA, in March 2006 we modified the phase IIb clinical trials to reduce valopicitabine dosing levels from 800 mg/day to 200 mg/day or 400 mg/day.
     The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular product candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such product candidates, result in a filing or approval, if any, for a narrower indication than was originally sought or result in a decision to discontinue development of such product candidates.
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
     If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to complete phase III and phase IIIb clinical trials of telbivudine;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of any additional HCV, HIV or other product candidates;

•	Novartis may choose not to license our product candidates other than telbivudine, valtorcitabine and valopicitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue the research and development of our product candidates.
If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our collaborators will be unable to commercialize our product candidates.
     Each of our product candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before telbivudine or any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities of Novartis, where the principal commercial supply of telbivudine is to be manufactured, as well as facilities of other third parties manufacturing our product candidates, must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of telbivudine or the other product candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, a major market for chronic hepatitis B therapeutics, have different approval procedures than those required by the FDA and may impose additional testing requirements for our product candidates. The acceptability and approvability of the applications that have been submitted by Novartis for authorization to market telbivudine in jurisdictions outside the U.S. cannot be currently predicted. Any failure or delay in obtaining such marketing authorizations would have a material adverse effect on us.
Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review. If we fail to comply with applicable U.S. and foreign regulations, we could lose those approvals and our business would be seriously harmed.
     Approvals of our product candidates are subject to continuing regulatory review, including the review of clinical results, which are reported after our product candidates become commercially available. Manufacturing facilities of Novartis and any other manufacturer we use to make any approved products will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance.
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
     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide such third-party payers with predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because none of our product candidates have received the pricing approvals required to commercialize such products, we do not know the level of reimbursement, if any, that we will receive for products, if any, that do receive such approval. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
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
     The research, testing, manufacturing and marketing of product candidates and products are subject to extensive regulation by numerous regulatory authorities; including the FDA in the United States, and other agencies in other countries where approval has been sought. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include without limitation:
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
     Commercialization efforts in which we currently and expect in the future to engage in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, federal and state anti-kickback laws and false claims laws.
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
     The activities in which we and Novartis expect to engage in relating to the sale and marketing of any of our products that are approved for commercialization will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price. Our activities and those of Novartis could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have agreed to enter into corporate integrity agreements and have paid multi-million dollar fines for alleged violation of these laws, and other companies are under active investigation. Although we are in the process of developing and implementing a corporate compliance program as part of our commercialization preparations relating to telbivudine, if approved, we cannot assure you that we or our employees, directors or agents are or will be or will act in compliance with all applicable laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical trials, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation. In addition, our efforts to comply with these laws will be time consuming and expensive.
     Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our efforts to commercialize telbivudine and our other product candidates.
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in development and commercialization of our HBV product candidates and valopicitabine, and may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
     In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis. We expect that we will derive substantially all of our near-term revenues from Novartis.
     Pursuant to the development agreement, we will co-promote and co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, and Novartis will exclusively commercialize products we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we are seeking to establish marketing and sales capabilities, which when combined with the capabilities Novartis will provide, is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any territories outside of the countries where we expect to co-promote and co-market our products with Novartis. We are dependent upon Novartis for the commercialization of our products in the other territories.
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
     If we are required to rely upon the UAB license agreement to commercialize telbivudine, we will be obligated to make certain payments to UABRF and the other licensors. Such amounts would include payments in the aggregate amount of $1.3 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to a non-affiliate sublicensee, which is defined as any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’s ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to UABRF 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our right to develop or commercialize our product candidates.
     We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited and Novartis. We refer to the master manufacturing and supply agreement as the Supply Agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop or commercialize our product candidates and receive lower payments from Novartis than we had anticipated.
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
     Under the development agreement, if marketing authorization is obtained, we will co-promote or co-market with Novartis in the U.S., the U.K., France, Germany, Italy and Spain, telbivudine and valtorcitabine, our hepatitis B product candidates, valopicitabine, our lead hepatitis C product candidate, and other products that Novartis licenses from us. Novartis will market and sell these drug products throughout the rest of the world. We have also recently entered into agreements that set forth the terms and conditions pursuant to which Novartis will manufacture the U.S. commercial supply of telbivudine and we currently anticipate entering into similar agreements pursuant to which Novartis will manufacture the supply of telbivudine intended for sale in all other parts of the world. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell telbivudine, if approved, and our other product candidates, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
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
     Accordingly, Novartis may under certain circumstances market, sell, promote or license competitive products. Novartis has significantly greater financial, technical and human resources than we have and is better equipped to discover, develop, manufacture and commercialize products. In addition, Novartis has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Novartis competes with us, our business could be materially and adversely affected.
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
     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements and may manufacture API for commercial supply. Pursuant to the manufacturing agreement and packaging agreement, Novartis will manufacture the commercial supply of telbivudine which is intended for sale in the U.S. If the manufacturing arrangements we have established with Novartis relating to the manufacture of commercial supply were to terminate, the development or commercialization of telbivudine could be delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.
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
     Since our hepatitis B product candidate, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B infection, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine as a medical therapy for the treatment of hepatitis B infection.
     Our other hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, which is converted into biologically active LdC in the body. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B infection. We are aware of an issued U.S. patent with claims directed to a broad genus of compounds which may be construed to include valtorcitabine. We believe those claims to be invalid as a result of prior art in existence at the time those claims were filed. We would assert an invalidity defense against any such claims were they to be asserted against us. However, there is no assurance that these claims would be found to be invalid; in which case, we would need to obtain a license to these patent rights which may not be available on reasonable terms, on an exclusive basis or at all.
     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection.
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that is a result of the filing in July 2005 by UABRF of a continuation patent claiming priority to the 1995 patent application. The UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million, which is 20% of the $75 million HBV license fee we received from Novartis in May 2003 and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
     If it is determined that the UAB license agreement does cover our use of telbivudine to treat hepatitis B, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts in addition to those asserted by UABRF and Emory include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or non-exclusively license any claims covering the use of telbivudine to treat hepatitis B to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have five U.S. patents covering the use of telbivudine to treat hepatitis B, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the U.S. that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.

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
     Our initial hepatitis C clinical product candidate, valopicitabine or NM283, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. NM107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C infection were filed. We have two issued U.S. patents claiming methods of treatment using NM107, one directed to treating hepatitis C infection specifically and one directed to treating flavivirus and pestivirus infection. We have recently received a notice of allowance from the U.S. Patent Office for a patent covering the compound NM283 as well as the methods of treatment using NM283. However, we cannot obtain patent protection on the compound NM107.
     Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and NM283, generically, to treat hepatitis C infection, or infection by any member of the Flaviviridae virus family to which hepatitis C virus belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C infection. Because patents in countries outside the U.S. are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the U.S., a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat hepatitis C infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating hepatitis C or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV infections that could materially affect our ability to develop and sell our HBV and HCV product candidates as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a part of Novartis AG, and Apath, LLC have obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitabine or any other hepatitis C product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our hepatitis C drug product.
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
     We, together with Novartis, have entered into an amended and restated agreement with CNRS and L’Universite Montpellier II, which we refer to as the University of Montpellier, co-owners of the patents and patent applications covering our hepatitis B product candidates. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including our hepatitis B product candidates. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patents and patent applications covering our hepatitis C product candidates and certain NNRTI HIV preclinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of

Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of July 31, 2006, we had 56,071,053 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,247,827 shares of common stock with a weighted average exercise price of $13.37 per share.
     Novartis and other holders of an aggregate of approximately 37,152,234 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

     None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
     None.
(c) Repurchase of Securities
     None.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on June 14, 2006.
     The stockholders elected the directors named below to serve until the next annual meeting of stockholders and until his or her successor is elected and qualified or if earlier until her or his death, resignation or removal. The tabulation of votes with respect to the election of such directors was as follows:

	Total Vote	Total Vote
	For:	Withheld:
Jean-Pierre Sommadossi	43,559,496	843,033
Charles W. Cramb	43,559,678	842,851
Thomas Ebeling	41,818,408	2,584,121
Wayne Hockmeyer	43,571,056	831,473
Thomas Hodgson	43,557,128	845,401
Robert Pelzer	41,817,983	2,584,546
Denise Pollard-Knight	43,568,076	834,453
Pamela Thomas-Graham	43,555,673	846,856
     As of the date of this Quarterly Report on Form 10-Q, our Board of Directors consists of Jean-Pierre Sommadossi, Charles W. Cramb, Thomas Ebeling, Wayne Hockmeyer, Thomas Hodgson, Robert Pelzer, Denise Pollard-Knight and Pamela Thomas-Graham. Currently, there is one vacancy on the Board of Directors.
     The stockholders also voted to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2006. The tabulation of votes with respect to the ratification of the selection of PricewaterhouseCoopers LLP was 44,264,613 votes in favor, 119,170 votes against, and 18,746 votes abstaining.
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

Date: August 8, 2006	By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By:	/s/ David A. Arkowitz

David A. Arkowitz
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG

10.2+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharmaceuticals Corporation

10.3	First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission