Form 10-Q
period 2006-09-30
IDENIX PHARMACEUTICALS INC
filed 2006-11-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☑
     As of October 31, 2006, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,074,932 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,402	$83,733
Restricted cash	411	411
Marketable securities	71,714	95,579
Receivables from related party	16,333	13,723
Prepaid expenses and other current assets	7,101	6,139

Total current assets	161,961	199,585
Property and equipment, net	14,974	11,051
Restricted cash, non-current	750	750
Marketable securities, non-current	71,527	62,855
Income taxes receivable, non-current	1,923	946
Investment	500	500
Other assets	909	1,970

Total assets	$252,544	$277,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,777	$5,665
Accrued expenses	16,877	16,685
Deferred rent	338	265
Deferred revenue, related party	13,456	9,695
Income taxes payable	39	206

Total current liabilities	36,487	32,516
Long-term obligations	2,108	2,792
Deferred rent, net of current portion	2,084	2,101
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	43,733	29,089

Total liabilities	88,684	70,770
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 and 60,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 56,074,932 and 55,813,275 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	56	56
Additional paid-in capital	496,152	488,340
Deferred compensation	(128)	(320)
Accumulated other comprehensive income (loss)	140	(335)
Accumulated deficit	(332,360)	(280,854)

Total stockholders’ equity	163,860	206,887

Total liabilities and stockholders’ equity	$252,544	$277,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Revenues:
License fees and collaborative research and development — related party	$19,590	$15,506
Government research grants	55	124

Total revenues	19,645	15,630
Operating expenses:
Research and development	26,083	21,488
Selling, general and administrative	15,924	9,022

Total operating expenses	42,007	30,510

Loss from operations	(22,362)	(14,880)
Investment and other income, net	2,563	715

Loss before income taxes	(19,799)	(14,165)
Income tax benefit	84	467

Net loss	$(19,715)	$(13,698)

Basic and diluted net loss per common share	$(0.35)	$(0.28)

Shares used in computing basic and diluted net loss per common share	56,058	48,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Revenues:
License fees and collaborative research and development — related party	$51,898	$46,315
Government research grants	171	300

Total revenues	52,069	46,615
Operating expenses:
Research and development	73,013	63,141
Selling, general and administrative	38,727	22,799

Total operating expenses	111,740	85,940

Loss from operations	(59,671)	(39,325)
Investment and other income, net	7,217	2,335

Loss before income taxes	(52,454)	(36,990)
Income tax benefit	948	593

Net loss	$(51,506)	$(36,397)

Basic and diluted net loss per common share	$(0.92)	$(0.76)

Shares used in computing basic and diluted net loss per common share	55,981	48,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(51,506)	$(36,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,406	1,500
Stock-based compensation expense	6,773	1,306
Gain on sale of marketable securities	(2,824)	(384)
Revenue adjustment for contingently issuable shares	128	2,451
Changes in operating assets and liabilities:
Receivable from related party	(2,610)	(417)
Prepaid expenses and other current assets	(811)	(1,004)
Income taxes receivable	(1,065)	(462)
Other assets	1,062	(694)
Accounts payable	74	(2,387)
Accrued expenses	153	5,450
Deferred rent	56	594
Deferred revenue, related party	18,563	(7,276)
Income taxes payable	(64)	(77)
Long-term obligations	(684)	(899)

Net cash used in operating activities.	(30,349)	(38,696)
Cash flows from investing activities:
Purchase of property and equipment	(6,139)	(4,716)
Restricted deposits	—	(411)
Purchases of marketable securities	(219,909)	(18,010)
Sales of marketable securities	238,089	60,560

Net cash provided by investing activities	12,041	37,423
Cash flows from financing activities:
Proceeds from issuance of common stock to related party	54	—
Proceeds from exercise of common stock options	856	1,257

Net cash provided by financing activities	910	1,257
Effect of changes in exchange rates on cash and cash equivalents	67	(260)

Net decrease in cash and cash equivalents	(17,331)	(276)
Cash and cash equivalents at beginning of period	83,733	42,083

Cash and cash equivalents at end of period	$66,402	$41,807

Supplemental disclosure of cash flow information:
Taxes paid	$104	$28
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$287	$6,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
1. DESCRIPTION OF BUSINESS
     Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). In October 2006, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its first product, Tyzeka™ (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine will be marketed as Sebivo®.
     The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of product candidates, successful commercialization of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaborative partners, competition, technological and medical risks and management of growth.
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
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2005 and September 30, 2006, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that regulatory approval for telbivudine in Japan will not be sought, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
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
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
     The Company adopted SFAS No. 123(R) on January 1, 2006. The Company applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the three months and nine months ended September 30, 2005, have not been restated to reflect the fair value method of expensing. Prior to January 1, 2006, the Company accounted for its stock-based awards to employees and directors using the intrinsic method prescribed

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
in APB No. 25 and related interpretations. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 is $2,517,000 or $0.04 per share on a basic and diluted basis and $6,581,000 or $0.12 per share on a basic and diluted basis higher than if the Company had continued to account for employee stock-based compensation expense under APB No. 25.
     The Company recognizes compensation expense for stock options granted to non-employees in accordance with the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
     The Company’s equity incentive plans are administered by the Compensation Committee of its Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of the Company at an exercise price per share not less than the fair market value per share of common stock as determined by the Board of Directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company’s common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. The Compensation Committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine.
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
     In June 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance share awards and restricted stock awards (“Awards”). The 2005 Plan provides for the authorization of awards covering an aggregate of 3,000,000 shares of common stock. As of September 30, 2006, the Company has 964,513 shares available for grant under its equity incentive plans.
     The following table shows stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Research and development	$713	$227	$2,246	$744
Selling, general and administrative	1,830	112	4,527	562

Total stock-based compensation expense.	$2,543	$339	$6,773	$1,306

     The Company has an aggregate of $19,748,000 of stock compensation as of September 30, 2006 remaining to be amortized over a weighted average life of 2.5 years.
     The assumptions used for the Black-Scholes method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.96%	4.05%	4.81%	3.91%
Expected option term (in years)	5.0	5.0	5.0	5.0
Expected volatility	61%	75%	63%	83%
     No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option. The expected option term and expected volatility

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
were determined by examining the expected option term and expected volatility of the Company’s stock as well as the expected terms and expected volatilities of similarly sized biotechnology companies. During the three and nine months ended September 30, 2006 and 2005, respectively, the Company recorded no tax benefit associated with the exercise of employee stock options.
     As share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and nine months ended September 30, 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options for employees for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands,	(in thousands,
	except	except
	per share data)	per share data)
Net loss- as reported	$(13,698)	$(36,397)
Add stock-based employee compensation expense included in reported net loss	339	1,306
Deduct stock-based employee compensation expense determined under fair value based method	(1,707)	(4,853)

Net loss-pro forma	$(15,066)	$(39,944)

Net loss per common share (basic and diluted):
As reported	$(0.28)	$(0.76)
Pro forma	$(0.31)	$(0.83)
     Information regarding outstanding stock options for the three and nine months ended September 30, 2006 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
	Number	exercise	term
	of options	price	(years)
Outstanding, December 31, 2005	3,584,322	$12.20
Granted	1,187,692	15.35
Exercised	(247,104)	3.46
Cancelled	(216,097)	17.36

Outstanding at September 30, 2006	4,308,813	$13.31	7.7

Exercisable at September 30, 2006	2,280,123	$10.70	6.8

     The Company granted 277,316 and 174,625 stock options for the three months ended September 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the three months ended September 30, 2006 and 2005 was $5.55 and $17.04, respectively. The Company granted 1,187,692 and 1,090,125 stock options for the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.89 and $14.01, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1,542,000. The intrinsic value was calculated as the difference between the market value as of September 30, 2006 and the weighted average exercise price of the shares. The market price of the Company’s common stock as of September 30, 2006 was $9.70 per share as reported on the NASDAQ stock exchange.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(19,715)	$(13,698)	$(51,506)	$(36,397)

Basic and diluted weighted average number of common shares outstanding	56,058	48,220	55,981	48,100

Basic and diluted net loss per common share	$(0.35)	$(0.28)	$(0.92)	$(0.76)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Options	4,309	3,826	4,309	3,826
Contingently issuable shares to related party	383	1,254	383	1,254
Restricted stock	—	13	—	13

	4,692	5,093	4,692	5,093

3. COMPREHENSIVE LOSS
     For the three and nine months ended September 30, 2006 and 2005, respectively, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(19,715)	$(13,698)	$(51,506)	$(36,397)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(10)	(31)	311	(462)
Unrealized gain on investments	48	72	164	24

Total comprehensive loss	$(19,677)	$(13,657)	$(51,031)	$(36,835)

4. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among the Company, Idenix (Cayman) Limited and Novartis (as amended, the “Development Agreement”) and the master manufacturing and supply agreement dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis (the “Supply Agreement”). As part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its hepatitis B virus, or HBV, product and product candidate, Tyzeka/Sebivo and valtorcitabine, respectively, is

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
providing development funding for Tyzeka/Sebivo and valtorcitabine and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional milestone payments based upon achievement of predetermined HBV product sales levels.
     Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006 and is providing development funding for valopicitabine. Novartis will also pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments for valopicitabine as follows: $45,000,000 in license fees upon the advancement of valopicitabine into phase III clinical trials in treatment-naïve and treatment-refractory patients in the United States and $455,000,000 in milestone payments upon achievement of regulatory filings and marketing authorization approvals of valopicitabine in the United States, Europe and Japan. In addition, Novartis will pay the Company additional milestone payments based upon achievement of predetermined sales levels for valopicitabine. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine.
     Under the Development Agreement, the Company has granted Novartis an exclusive, worldwide license to market and sell Tyzeka/Sebivo, valtorcitabine and valopicitabine, and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market Tyzeka/Sebivo, valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain.
     The Company is reimbursed by Novartis on a quarterly basis for expenses it incurs in connection with the development and registration of its licensed products and product candidates. Pursuant to a cost sharing arrangement with Novartis, the Company is also reimbursed for certain registration expenses and phase IIIb/IV clinical trial costs associated with licensed products and product candidates, net of certain qualifying costs incurred by Novartis.
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of September 30, 2006, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for Tyzeka/Sebivo and valtorcitabine, offset by $75,000 in interest costs, and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The sum of these amounts received from Novartis, totaling $107,175,000, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. The Company has estimated that the performance period during which the development of Tyzeka/Sebivo, valtorcitabine and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2010. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
     As of September 30, 2006, Novartis’ stock subscription rights have reduced the license fee by an aggregate of $15,713,000, which has been recorded to additional paid-in capital. Of this amount, $12,922,000 has been recorded as a reduction of deferred revenue as of September 30, 2006 with the remaining amount of $2,791,000 recorded as a reduction of revenue. The Company recorded $56,000 and $1,554,000 of this reduction of revenue for each of the three months ended September 30, 2006 and 2005, respectively, associated with this stock subscription right, and a $128,000 and $2,451,000 reduction of revenue for the nine months ended September 30, 2006 and 2005, respectively.
Manufacturing and Packaging Agreements
     In June 2006, the Company entered into a commercial manufacturing agreement (the “Manufacturing Agreement”) with Novartis and a packaging agreement (the “Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis will manufacture the commercial supply of Tyzeka that is intended for sale in the United States. The Packaging Agreement provides that the supply of Tyzeka intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
5. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$12,857	$—	$—	$12,857
Commercial paper	15,242	—	—	15,242
Corporate debt securities	107,011	37	(101)	106,947
U.S. Treasury securities and obligations of U.S. government agencies	12,162	5	(14)	12,153
Taxable auction rate securities	25,096	14	—	25,110
Accrued interest	944	—	—	944

	$173,312	$56	$(115)	$173,253

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$11,580	$—	$—	$11,580
Corporate debt securities	108,559	2	(132)	108,429
U.S. Treasury securities and obligations of U.S. government agencies	23,469	—	(90)	23,379
Taxable auction rate securities	51,310	—	(3)	51,307
Accrued interest	1,427	—	—	1,427

	$196,345	$2	$(225)	$196,122

	September 30,	December 31,
	2006	2005
	(in thousands)
Contractual maturity:
Maturing in one year or less	$101,726	$133,267
Maturing after one year through two years	18,001	—
Maturing after two years through ten years	21,564	26,030
Maturing after ten years	31,962	36,825

	$173,253	$196,122

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	September 30,	December 31,
	2006	2005
	(in thousands)
Classification in balance sheets:
Cash equivalents	$30,012	$37,688
Marketable securities	71,714	95,579
Marketable securities, non-current	71,527	62,855

	$173,253	$196,122

     The cash equivalent amounts of $30,012,000 and $37,688,000 are included as part of cash and cash equivalents on the Company’s consolidated balance sheet at September 30, 2006 and December 31, 2005, respectively. The Company has the ability to hold its marketable securities to their effective maturities.
6. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Unbilled receivables from related party	$16,333	$13,723

	$16,333	$13,723

     Unbilled accounts receivable represent amounts under collaborative agreements in the normal course of business that have not been billed at September 30, 2006 and December 31, 2005. All related party receivables are due from Novartis.
7. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Research and development contract costs	$6,464	$8,018
Payroll and benefits	4,724	4,916
License fees	1,000	1,000
Professional fees	1,143	884
Marketing costs, related party	958	—
Other	2,588	1,867

	$16,877	$16,685

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
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004, which was recorded as research and development expense in the year ended December 31, 2003. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of: (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of hepatitis C infection; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000. The Company has no amounts accrued or payable under this settlement agreement at September 30, 2006.
Hepatitis B Product
     In addition to the Leave Period matter noted above, the Company was notified in January 2004, February 2005 and June 2005, that UABRF believes that patent applications which the Company has licensed from UABRF can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. In July 2005, UABRF filed this continuation patent application.
     In February 2006, UABRF notified the Company that it and Emory University were asserting a claim that the UAB license agreement covers the Company’s telbivudine technology and that they believe that the Company is currently obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75 million license fee that the Company received from Novartis in May 2003 in connection with the license of telbivudine and valtorcitabine and a $0.3 million payment in connection with the submission to the FDA of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical development of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by a panel of arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation.
     The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at September 30, 2006. However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. Such amounts, in addition to those asserted by UABRF and Emory University, include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of the Company’s capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, it could be obligated to pay to the 1998 licensors 30% of all royalties it receives from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to telbivudine.
Indemnification
     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development Agreement. Under the Development Agreement and the stock purchase agreement (the “Stock Purchase Agreement”), the Company made numerous representations and warranties to Novartis regarding its HBV and HCV product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development Agreement, the Company cannot

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
reasonably estimate the amount of such payments or the likelihood that such payments will be required.
9. SUBSEQUENT EVENTS
     On October 24, 2006 the Company entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. (“Metabasis”). Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of the Company’s compounds to develop second-generation nucleoside analog product candidates for the treatment of hepatitis C. As part of the agreement, the Company provided a $2,000,000 upfront payment to Metabasis in November 2006. If a lead candidate is identified, the Company will assume development responsibility and Metabasis will be eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resultant marketed products, the Company will retain full commercial rights and pay Metabasis a royalty based on net sales of the product.
10. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions,” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. FIN No. 48 should clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this interpretation will have on its financial statements.
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
     In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

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
Overview
     Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on the treatment of infections caused by hepatitis B virus, or HBV; hepatitis C virus, or HCV; and human immunodeficiency virus, or HIV. In October 2006, we received approval from the U.S. Food and Drug Administration, or FDA, to market our first product, Tyzeka™ ( telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine will be marketed as Sebivo®. Each of Tyzeka/Sebivo and valtorcitabine, our product and product candidate, respectively, for the treatment of HBV, and valopicitabine, our product candidate for the treatment of HCV, is a nucleoside or nucleoside analog that we believe may have one or more therapeutic features that will afford competitive advantages over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. Each of Tyzeka/Sebivo and the product candidates that we are developing is selective and specific, are being developed for once a day oral administration, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
     The following table summarizes key information regarding Tyzeka/Sebivo and our pipeline of product candidates:

Product/ Product
	Candidates/		Next
Indication	Programs	Description	Stage
HBV	Tyzeka/Sebivo * (telbivudine) (L- nucleoside)	On October 25, 2006, the U.S. Food and Drug Administration, or FDA, approved Tyzeka for the treatment of patients with chronic hepatitis B. In addition, Sebivo has been approved in Switzerland, India, Brazil, Peru and Ghana for the treatment of patients with chronic hepatitis B. Regulatory applications have been submitted in a number of regions, including the European Union, Canada, Australia, Taiwan, South Korea and China, for marketing approval of Sebivo for the treatment of chronic hepatitis B. In addition to the GLOBE study, which is a two-year international phase III clinical trial in patients with chronic hepatitis B, a phase III clinical trial in HBV infected patients with liver failure, or decompensated liver disease, is ongoing, and phase IIIb/IV clinical trials, which are intended to provide certain additional product data, are also ongoing.	If approved, the commercial launch of Tyzeka/Sebivo in major markets, in addition to the United States, such as the European Union and China

HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than is achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.	phase III

Product/Product
	Candidates/		Next
Indication	Programs	Description	Stage
HCV	valopicitabine (NM283) (Nucleoside analog)	Two ongoing phase IIb clinical trials are evaluating the combination of valopicitabine and pegylated interferon in HCV infected patients who previously failed to respond to antiviral treatment, as well as in patients who have not yet been treated for hepatitis C. We have recently initiated an additional phase II clinical trial of valopicitabine, referred to as a drug/drug interaction study, to assess the pharmacokinetics and pharmacodynamics of valopicitabine when administered in combination with pegylated interferon and ribavirin. This 12-week drug/drug interaction study is expected to enroll 90 patients.	phase III

HCV	NV-08	Preclinical evaluation of product candidates from this program is in progress. This program consists of structurally different chemical classes than valopicitabine. We are seeking a candidate that may be developed for use in combination with valopicitabine.	phase I**

HIV	IDX-989 and IDX-899 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	We have identified two lead candidates in this program and have filed an exploratory investigational new drug application, or exploratory IND, in the United States. This exploratory IND evaluation is intended to enable us to gain human pharmacokinetic insights that will help us select the most promising candidate to move into full clinical development.	phase I**

*	In this Form 10-Q, all references to Tyzeka (trade name of telbivudine in the United States), Sebivo (trade name of telbivudine for countries other than the United States) and Tyzeka/Sebivo refer to telbivudine.

**	Phase I clinical trial is expected to incorporate certain of the objectives of a phase II clinical trial.
     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates, which was amended in February 2006. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among us, Idenix (Cayman) Limited and Novartis as amended, and the master manufacturing and supply agreement dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis. Novartis paid us a license fee of $75 million for our HBV product and product candidate, Tyzeka/Sebivo and valtorcitabine, respectively, is providing development funding for Tyzeka/Sebivo and valtorcitabine and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. Additional milestone payments will be paid to us by Novartis upon achievement of predetermined HBV product sales levels.
     Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006 and Novartis is providing development funding for valopicitabine. Novartis will pay us up to $500 million in additional license fees and regulatory milestone payments for valopicitabine as follows: $45 million in license fees upon the advancement of valopicitabine into phase III clinical trials in treatment-naïve and treatment-refractory patients in the United States and $455 million in milestone payments upon achievement of regulatory filings and marketing authorization approvals of valopicitabine in the United States, Europe and Japan. In addition, Novartis will pay us additional milestone payments based upon achievement of predetermined sales levels for valopicitabine.
     We plan to co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain all products, including Tyzeka/Sebivo, Novartis licenses from us that are successfully developed. Novartis has the exclusive right to promote and market such products in the rest of the world. In support of such co-promotion and co-marketing activities, we have recruited and employed a sales force in the United States and anticipate recruiting a sales force in each of the other co-promotion and co-marketing countries in advance of the marketing authorization approval, if any, of Sebivo in each of these European countries.
     Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredients for the commercial supply of licensed products if certain conditions and criteria were satisfied. In June 2006, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the manufacturing agreement, Novartis will manufacture the commercial supply of Tyzeka that is intended for sale in the United States. The packaging agreement provides that the supply of Tyzeka intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.
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
     Our product and all of our product candidates are currently in preclinical development, clinical development, awaiting marketing approval, or are approved for commercial launch. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. Currently, Tyzeka/Sebivo has received regulatory approval in the United States, Switzerland, India, Brazil, Peru and Ghana. Additionally, to date in 2006, Novartis has submitted applications seeking authorization to market Sebivo in many other territories, including the European Union, China, Canada, Taiwan, South Korea and Australia. Even with the approval of Tyzeka/Sebivo in the United States and several other markets, we do not expect to realize any significant product sales in 2006. Accordingly, we expect our sources of funding for 2006 to consist principally of the reimbursement of expenses we may incur in connection with the development of licensed product candidates and license fees relating to valopicitabine.
     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and selling, general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities, principally focused on the commercial launch of Tyzeka/Sebivo, and the expansion of our sales, operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.
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
     Pursuant to our development agreement with Novartis, after it licenses a product candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis, with respect to its right to license our product candidates, generally requires that Novartis exercise the option for each such product candidate prior to the commencement of phase III clinical trials. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new product.
Results of Operations
Comparison of Three Months Ended September 30, 2006 and 2005
     Revenues
     Total revenues were $19.6 million for the three months ended September 30, 2006 as compared with $15.6 million for the three months ended September 30, 2005.
     Total revenues for the three months ended September 30, 2006 were comprised of $19.6 million in related party revenue from Novartis, consisting of $3.3 million in license fee revenue and $16.3 million for reimbursement of research and development expenses.
     Total revenues for the three months ended September 30, 2005 were primarily comprised of $15.5 million in related party revenue from Novartis, consisting of $0.9 million in license fee revenue, net of a $1.6 million reduction due to Novartis stock subscription rights, and $14.6 million for reimbursement of research and development expenses.
     The increase in revenues of $4.0 million for the three months ended September 30, 2006 in comparison with the three months ended September 30, 2005 was primarily due to an increase in license fee revenue and reimbursements from Novartis associated with the development of valopicitabine, which was licensed by Novartis in March 2006, and a reduction in the impact of Novartis’ stock subscription rights.
     Research and Development Expenses
     Research and development expenses were $26.1 million for the three months ended September 30, 2006 as compared with $21.5 million for the three months ended September 30, 2005. The increase of $4.6 million was primarily due to increases of $3.4 million in preclinical development and manufacturing expenses, primarily attributable to our NNRTI drug program for the treatment of HIV; and $3.3 million primarily attributable to purchases of HBV and HCV comparator drug products for use in clinical trials. These increases were partially offset by a decrease of $4.3 million in clinical development expenses primarily as a result of nearing completion of our GLOBE study and certain phase IIIb clinical trials for Tyzeka/Sebivo. In October 2006, the FDA approved Tyzeka for the treatment of patients with chronic hepatitis B.
     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities, engage in a greater number of later-stage clinical trials and explore collaborations with other entities.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.9 million for the three months ended September 30, 2006 as compared with $9.0 million for the three months ended September 30, 2005. The increase of $6.9 million was primarily due to increases of $2.7 million in salary and other payroll-related expenses primarily due to the hiring of additional sales and marketing personnel in preparation of the commercialization of Tyzeka/Sebivo; $1.7 million in stock-based compensation with the adoption of SFAS 123(R); and $1.1 million in professional fees primarily associated with patent maintenance and Sarbanes-Oxley compliance activities.
     We expect that our selling, general and administrative expenses will increase significantly in the future as we expand marketing activities, continue to expand our commercial infrastructure, implement new computer systems and hire additional personnel to support our growing operations.
     Investment and Other Income, Net
     Net investment income was $2.6 million for the three months ended September 30, 2006 as compared with $0.7 million for the three months ended September 30, 2005. The increase of $1.9 million was primarily the result of higher average cash and marketable securities balances held during the three months ended September 30, 2006 due to the receipt of proceeds from our public offering in October 2005 and the license payment we received from Novartis in March 2006.
     Income Taxes
     Income tax benefit was approximately $0.1 million for the three months ended September 30, 2006 as compared with approximately $0.5 million for the three months ended September 30, 2005. The decrease in the income tax benefit for the three months ended September 30, 2006 was due to a reduction in amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin.
Comparison of Nine Months Ended September 30, 2006 and 2005
     Revenues
     Total revenues were $52.1 million for the nine months ended September 30, 2006 as compared with $46.6 million for the nine months ended September 30, 2005.
     Total revenues for the nine months ended September 30, 2006 were primarily comprised of $51.9 million in related party revenue from Novartis consisting of $8.6 million in license fee revenue and $43.3 million for reimbursement of research and development expenses.

     Total revenues for the nine months ended September 30, 2005 were primarily comprised of $46.3 million in related party revenue from Novartis, consisting of $4.8 million in license fee revenue, net of a $2.5 million reduction due to Novartis’ stock subscription rights, and $41.5 million for reimbursement of research and development expenses.
     The increase in revenues of $5.5 million for the nine months ended September 30, 2006 in comparison with the nine months ended September 30, 2005 was primarily due to an increase in license fee revenue and reimbursements from Novartis as a result of the licensing by Novartis of valopicitabine in March 2006 and a reduction in the impact of Novartis’ stock subscription rights.
     Research and Development Expenses
     Research and development expenses were $73.0 million for the nine months ended September 30, 2006 as compared with $63.1 million for the nine months ended September 30, 2005. The increase of $9.9 million was primarily due to increases of $5.3 million in preclinical development and manufacturing expenses primarily attributable to our NNRTI program for the treatment of HIV; $2.4 million primarily attributable to purchases of HBV and HCV comparator drug products for use in clinical trials; $2.1 million for HCV and HIV research collaborations with third parties; and $2.2 million in salary and other payroll-related expenses associated with the hiring of additional employees for expanded research and development activities. These increases were partially offset by a decrease of $5.9 million in clinical development expenses primarily as a result of nearing completion of our GLOBE study and certain phase IIIb clinical trials for Tyzeka/Sebivo. In October 2006, the FDA approved Tyzeka for the treatment of patients with chronic hepatitis B.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $38.7 million for the nine months ended September 30, 2006 as compared with $22.8 million for the nine months ended September 30, 2005. The increase of $15.9 million was primarily due to increases of $5.1 million in salary and other payroll-related expenses associated with the hiring of additional personnel as we expand our operations in preparation for the commercialization of Tyzeka/Sebivo; $3.9 million in stock-based compensation with the adoption of SFAS 123(R); $2.5 million in general marketing and consulting expenses in preparation for the commercialization of Tyzeka/Sebivo; and $1.9 million in professional fees primarily for patent maintenance and Sarbanes-Oxley compliance activities.
     Investment and Other Income, Net
     Net investment income was $7.2 million for the nine months ended September 30, 2006 as compared with the $2.3 million for the nine months ended September 30, 2005. The increase of $4.9 million was primarily the result of higher average cash and marketable securities balances held during the nine months ended September 30, 2006 due to the receipt of proceeds from our public offering in October 2005 and the license payment we received from Novartis in March 2006.
     Income Taxes
     Income tax benefit was approximately $0.9 million for the nine months ended September 30, 2006 as compared with approximately $0.6 million for the nine months ended September 30, 2005. The increase in the income tax benefit for the nine months ended September 30, 2006 was due to an increase in amounts our French subsidiary has received or is expected to receive for certain research and development credits.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka/Sebivo, valtorcitabine and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from the initial public offering and concurrent private placement of our common stock in July 2004, net proceeds from a public offering of our common stock in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
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
     We had $66.4 million and $83.7 million in cash and cash equivalents as of September 30, 2006 and December 31, 2005, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available-for-sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of September 30, 2006, we had $71.7 million in current marketable securities and $71.5 million in non-current marketable securities. As of December 31, 2005, we had $95.6 million in current marketable securities and $62.9 million in non-current marketable securities.
     Net cash used in operating activities was $30.3 million and $38.7 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash used in operating activities for the nine months ended September 30, 2006 was primarily related to the net loss of $51.5 million for the period and an increase of $2.6 million in the receivable from related party. This was offset by an increase in deferred revenue due to the receipt of a $25 million payment from Novartis relating to the license of valopicitabine in March 2006. The net cash used in operating activities for the nine months ended September 30, 2005 was primarily due to the net loss of $36.4 million for the period adjusted for a decrease in the balance of deferred revenue due to the amortization of our license fee received from Novartis in 2003.
     Net cash provided by investing activities was $12.0 million and $37.4 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash provided by investing activities for the nine months ended September 30, 2006 was primarily due to net proceeds of $18.1 million from sales of our marketable securities to fund operations, offset by capital expenditures of $6.1 million for computer software development projects and leasehold improvements. The net cash provided by investing activities for the nine months ended September 30, 2005 was primarily due to net proceeds of $42.6 million from sales of our marketable securities to fund operations, offset by capital expenditures of $4.7 million and restriction of certain cash deposits relating to the issuance of a letter of credit in connection with a new lease we entered into in June 2005 for additional office facilities in Cambridge, Massachusetts.
     Net cash provided by financing activities was $0.9 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     Set forth below is a description of our contractual obligations as of September 30, 2006:

	Payments Due by Period
			One to
		Less Than	Three	Three to	After Five
Contractual Cash Obligations	Total	One Year	Years	Five Years	Years
			(in thousands)
Operating leases	$20,502	$3,399	$6,292	$4,487	$6,324
Consulting and other agreements	6,670	2,358	3,500	812	—

Total contractual cash obligations	$27,172	$5,757	$9,792	$5,299	$6,324

     We have certain potential milestone payment obligations relating to Tyzeka/Sebivo and our product candidates. These obligations are excluded from the contractual obligations table above and are more fully described below.
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
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. If this were held to be true, we would be obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of telbivudine and valtorcitabine and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.

     We do not believe that it is probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of September 30, 2006. However, if it is determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. Such amounts, in addition to those asserted by UABRF and Emory University include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
     If it is determined that the UAB license agreement does cover our use of telbivudine to treat hepatitis B, or we must otherwise rely upon a license granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement.
     Separately, we have an ongoing research collaboration which includes CNRS, one of the 1998 licensors. In May 2003, we and Novartis entered into an amended and restated cooperative agreement with CNRS and L’Universite Montpellier, or the University of Montpellier, pursuant to which we work in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology upon termination of the agreement. The term of this cooperative agreement extends through December 2006 and we have notified CNRS and the University of Montpellier of our intention not to renew this agreement beyond its expiration. We do not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either our cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to us pursuant to the cooperative agreement.
     Additionally, in connection with the resolution of matters relating to certain of our hepatitis C product candidates, we entered into a settlement agreement with UABRF which provides for a milestone payment of $1.0 million to UABRF upon receipt of regulatory approval in the United States to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. Such hepatitis C products would include valopicitabine if successfully developed and commercialized.
     Further, we have potential payment obligations under the license agreement with the University of Cagliari pursuant to which we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology. We are liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology. As a result of the license by Novartis of valopicitabine and the payment of a $25.0 million license fee to us, we remitted a payment to the University of Cagliari in the amount of $250,000 in the quarter ended June 30, 2006.
     The settlement agreement, which we have entered into with Sumitomo, provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of Sebivo occurs in Japan.
     In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of hepatitis C. We provided a $2.0 million upfront payment to Metabasis in November 2006. If a lead candidate is identified, we will assume development responsibility and Metabasis will be eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resultant marketed products, we will retain full commercial rights and pay Metabasis a royalty based on net sales of the product.
     We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of Tyzeka/Sebivo, valtorcitabine and valopicitabine and anticipated proceeds from sales of Tyzeka/Sebivo will be sufficient to satisfy our cash needs until at least the end of 2007. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. There have been no material changes to the critical accounting policies for revenue recognition and accrued expenses for the three and nine months ended September 30, 2006. We have updated our accounting policy for stock-based compensation during the three and nine months ended September 30, 2006 as described below.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method resulting in expense being recognized in our financial statements.
     We adopted SFAS No. 123(R) on January 1, 2006. We applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R) including the three and nine months ended September 30, 2005 have not been restated to reflect the fair value method of expensing required by SFAS No. 123(R). Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations.
     For purposes of estimating the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes method, we have made assumptions for the inputs in the model regarding expected dividend yield, risk-free interest rate, expected option term and expected volatility. The amounts recognized for stock-based compensation expense could vary depending upon changes in assumptions in the model.
     No dividend yield was assumed as we do not pay dividends on our common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option (4.96% and 4.81% for the three and nine months ended September 30, 2006, respectively). The expected option term (5 years for each of the three and nine months ended September 30, 2006) and expected volatility (61% and 63% for the three and nine months ended September 30, 2006, respectively) were determined by examining the expected option term and volatility of our own stock as well as the expected terms and volatilities of similarly sized biotechnology companies.
     As share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and nine months ended September 30, 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     We recognize compensation expense for restricted stock sold and stock options granted to non-employees in accordance with the requirements of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18. EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
     Our equity incentive plans are administered by the compensation committee of our board of directors. The compensation committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees at an exercise price per share not less than the fair market value per share of common stock as determined by the board of directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of our common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the compensation committee may determine. The compensation committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine. These equity incentive plans are described more fully in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions,” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. FIN No. 48 should clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this interpretation will have on our financial statements.
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that this standard will have on our financial statements.
     In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
     During the third quarter of 2006, we completed an enterprise-wide implementation of a new accounting software application, SAP. We believe that the new SAP system has changed our internal control over financial reporting relative to our information technology controls and processes. There were no other changes that occurred during the third quarter of 2006 that have materially affected our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005, before deciding to invest in our securities.
     Except for indicating, as the context requires, that the FDA has approved telbivudine (which we plan to market under the trade name Tyzeka) in the United States for the treatment of chronic hepatitis B and the updating of certain other information, we have not made any material changes in the risk factors previously disclosed in our quarterly report on Form 10-Q for the three month period ended June 30, 2006. In this Form 10-Q, all references to Tyzeka, Sebivo (trade name of telbivudine for countries other than the United States) and Tyzeka/Sebivo refer to telbivudine.
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant product revenues, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We expect our annual operating losses to increase over the next several years as we expand our drug discovery, development and commercialization efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenues, regulatory approval for products we successfully develop must be obtained and we and Novartis must effectively manufacture, market and sell such products. Even if we successfully launch Tyzeka for commercial sale in the United States, receive regulatory approval to market Sebivo in other countries or we succeed in our efforts to develop other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including the commercialization of Tyzeka/Sebivo and the development, manufacture and commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     Our September 30, 2006, cash, cash equivalents and marketable securities balance was approximately $210 million. We believe that this balance, the development funding we expect to receive from Novartis relating to Tyzeka/Sebivo, valtorcitabine and valopicitabine, and the anticipated proceeds from sales of Tyzeka/Sebivo will be sufficient to satisfy our anticipated cash needs at least until the end of 2007. However, we may need or choose to seek additional funding within this period of time. The commercialization of Tyzeka/Sebivo and other products, if any, we successfully develop and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials, and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we launch Tyzeka/Sebivo in the United States and, if approved, in the United Kingdom, Germany, Italy, France and Spain, and thereafter continue efforts to market and sell Tyzeka/Sebivo and any other product candidates we successfully develop.
     Our need for additional funding will depend in large part on whether:
•	Tyzeka/Sebivo is approved for sale in other major markets in addition to the United States;

•	with respect to Tyzeka/Sebivo, valtorcitabine and valopicitabine, Novartis continues to reimburse us for development expenses and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of these licensed product candidates; and

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.
     In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and product candidates it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or product candidate by providing us with six months written notice.
     Our future capital needs will also depend generally on many other factors, including:
•	the costs of launching Tyzeka/Sebivo and other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities;

•	the amount of revenue, if any, that we may be able to realize from commercialization and sale of Tyzeka/Sebivo and other product candidates, if any, which are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV, HBV and HIV;

•	the cost of obtaining, maintaining and defending patents on Tyzeka/Sebivo, our product candidates and processes;

•	the arrangements we establish for manufacturing and the related cost of manufacturing commercial supply of products;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing and maintaining sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, product candidates or other business assets;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements.
     We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit new drug applications, or NDAs, with the FDA for our hepatitis B product candidate, valtorcitabine, and our hepatitis C product candidate, valopicitabine, assuming development of each of these product candidates is continued. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors. Additionally, we expect to continue to incur significant costs in connection with the ongoing clinical evaluation of the use of Tyzeka/Sebivo in patients with liver failure, or decompensated liver disease, and in connection with several clinical trials of Tyzeka/Sebivo that are being conducted to further establish the product profile and support the marketing of Tyzeka/Sebivo.
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
We may be unable to commercialize products for which we receive approval from the FDA.
     Even though we have received approval from the FDA, commercialization of Tyzeka could be delayed for a number of reasons, some of which are outside of our control. Specifically, commercialization of Tyzeka may be delayed by our failure to timely finalize distribution arrangements, manufacturing process and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to launch and commercialize Tyzeka on the timeline we anticipate, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed.
We will not be able to commercialize our drug products successfully if we are unable to hire, train, deploy and retain qualified sales personnel to develop a direct sales force.
     Our commercialization of Tyzeka/Sebivo and other products, if any, we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. In July 2006, we established a U.S. sales force and we expect to begin in the near-term to recruit sales personnel to establish a direct sales force for the European markets in which we expect to co-promote or co-market Sebivo with Novartis, if marketing authorization is received. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, it may be difficult for us to recruit and retain qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. For the commercial launch of Sebivo, if approved in the United Kingdom, France, Italy, Germany or Spain, we will rely heavily on the sales and marketing capabilities that Novartis will provide, and in addition, in these countries if we are not successful in hiring, training, deploying and retaining our own qualified sales personnel, then we may not be able to successfully commercialize Sebivo. Furthermore, we do not know if our U.S. sales force or other sales forces we seek to establish in Europe will be sufficient in size or scope to compete successfully in the marketplace.
We will incur significant expense to establish and maintain our marketing and sales capabilities.
     To maintain our U.S. marketing and sales capabilities and establish our marketing and sales capabilities in the European countries in which we expect to co-promote and co-market with Novartis any products for which we receive marketing authorization, we will incur significant expenses. Moreover, if the marketing authorizations for Sebivo in any of the United Kingdom, Germany, Italy, France or Spain is delayed substantially, or not approved, we will have incurred significant unrecoverable expenses. The cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products in any one or more markets and if approval is delayed or we fail to obtain marketing authorization in any particular market, we will have incurred significant unrecoverable expenses.
     Our market is subject to intense competition. If we are unable to compete effectively, Tyzeka/Sebivo, other products we successfully develop and our product candidates may be rendered noncompetitive or obsolete.
     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting.
     We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of hepatitis B infection, we are aware of four other drug products, specifically lamivudine, entecavir and adefovir dipivoxil, each nucleoside analogs, and pegylated interferon, that are approved by the FDA and commercially available in the United States. These products have preceded Tyzeka/Sebivo into the marketplace and have gained acceptance with physicians and patients. For the treatment of chronic hepatitis C, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 22 antiviral therapies approved for commercial sale in the United States. Of these approved therapies, seven are nucleosides, three are non-nucleosides, 11 are protease inhibitors and one is an entry inhibitor.
     We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Additionally, products our competitors successfully develop for the treatment of hepatitis C and HIV may be marketed prior to any hepatitis C or HIV product we successfully develop. Many of our competitors have:
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
     Under certain circumstances, Novartis has the right to compete with products and product candidates developed or licensed by us. Novartis has the right under certain circumstances to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
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
     With respect to Tyzeka/Sebivo and other products, if any, we may successfully develop and obtain approval to commercialize, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.
     Our ability to compete successfully will depend in part on the success of our marketing and sales efforts. We do not know if our sales force in the United States or the sales force we anticipate establishing in Europe will be sufficient in size or scope to compete successfully in such marketplaces. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products, gain market acceptance and acquire market share from existing products.
     In addition to direct competition, to receive attention from and be considered by physicians and patients, Tyzeka/Sebivo and any other product we may successfully develop and receive approval to commercialize will compete against the promotional efforts of other products. In the pharmaceutical and biopharmaceutical markets, the level of promotional effort required to effect awareness of new products is substantial. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to recruit, train, deploy and retain an effective sales and marketing organization. We cannot offer assurance that the level of promotional effort that we will be able to provide for products we successfully develop will be effective in allowing our products to compete successfully, if at all, in the market.
     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.
If Tyzeka/Sebivo and other products, if any, we successfully develop and obtain regulatory approval to commercialize fail to achieve and maintain market acceptance, our business will not be successful.
     Our success and growth will depend upon the acceptance by physicians, healthcare professionals and third-party payers of Tyzeka/Sebivo and other products, if any, we successfully develop. Acceptance will be a function of:
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
     We are aware that a significant number of product candidates are currently under development and may become available in the future for the treatment of hepatitis B, hepatitis C and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if Tyzeka/Sebivo and other products, if any, we successfully develop are approved for sale and achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products, including lower price generic products or technologies, are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to the use of our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to the use of our products.
Our research and development efforts may not result in additional product candidates being discovered on timelines anticipated, if at all, which could limit our ability to generate revenues.
     Our research and development programs, other than our programs for valtorcitabine for hepatitis B and valopicitabine for hepatitis C, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. We have recently submitted to the FDA an exploratory investigational new drug application, or exploratory IND, for two HIV product candidates. Exploratory INDs are regulatory filings made by a drug sponsor to the FDA to allow human clinical testing in the United States.
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

     We have experienced rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we expect that our anticipated growth will continue to have a similar impact. As we further our preparations for the commercial launch of Tyzeka/Sebivo and advance our product candidates through clinical trials and regulatory approval processes, we are expanding significantly our marketing and sales, development, regulatory and manufacturing capabilities.
     In both the United States and Europe, we are entering into contracts with third parties to provide certain of these capabilities for us. Such expansion of capabilities is requiring us to invest substantial cash and management resources. If the development, regulatory approval or commercialization of any of our product candidates is delayed or terminated, we will have incurred significant unrecoverable costs in connection with the expansion of our administrative and operational capabilities at a time earlier than necessary, if necessary at all.
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
     The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful and timely launch of Tyzeka/Sebivo will depend in large part on our ability to recruit, train, deploy and retain an effective sales and marketing organization in a timely fashion. Our inability to recruit, train, deploy or retain such persons, or the loss of the service of any of the key members of our senior management may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the therapeutic indications for which such products may be used. In addition, product liability claims may distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with commercialization efforts and could adversely affect our business. Claims of this nature would also adversely affect our reputation, which could damage our position in the market.
     For Tyzeka/Sebivo, product liability claims could be made against us based on the use of our product in people. For Tyzeka/Sebivo and our product candidates, product liability claims could be made against us based on the use of our product candidates in clinical trials. We have obtained product liability insurance for Tyzeka/Sebivo and maintain clinical trial insurance for our product candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our cash position and results of operations.
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
     As of September 30, 2006, we have estimated that the performance period during which the development of Tyzeka/Sebivo, valtoricitabine and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the development agreement that we entered into with Novartis, or December 2010. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
If we fail to design and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report in Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s registered independent public accountants must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement first applied to us with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and thereafter applies to each annual filing.
     We have completed an assessment and will continue to review in the future our internal control over financial reporting in an effort to ensure compliance with the Section 404 requirements. The manner by which companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how registered independent public accountants apply these requirements and test companies’ internal controls, is subject to change and will evolve over time. As a result, notwithstanding our efforts, it is possible that either our management or our registered independent public accountants may in the future determine that our internal control over financial reporting is not effective.
     A determination that our internal controls over financial reporting are ineffective could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.
Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
All of our product candidates, other than Tyzeka/Sebivo, are in development. Our product candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.
     The success of our business depends primarily upon our ability to successfully commercialize Tyzeka/Sebivo and other products, if any, we successfully develop. We have recently received approval from the FDA to market and sell Tyzeka for the treatment of chronic hepatitis B in the United States. Applications seeking authorization to market Sebivo have been filed with the European Agency for the Evaluation of Medicinal Products, or EMEA, and regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
     Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such product candidates. Furthermore, the FDA may request from us and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and ultimately may not grant marketing approval for any of our product candidates.
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
     We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, in our ongoing phase IIb clinical trials evaluating the combination of valopicitabine and pegylated interferon, in March 2006, following discussions with the FDA, we modified the trial design to reduce valopicitabine dosing levels from 800 mg/day to 200 mg/day or 400 mg/day. We made this modification to our ongoing phase IIb clinical trials after observing that patients receiving the 800 mg dose of valopicitabine experienced a higher proportion of the reported moderate or severe gastrointestinal side effects compared to observations at the 200 to 400 mg/day dosing level.
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
     Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and clinical trials evaluating other investigational agents, which may compete with us for patient enrollment. Delays in patient enrollment can result in increased costs and longer development times.
     We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our product candidates would delay our ability to seek and potentially obtain regulatory approvals, increase expenses associated with clinical development and increase the volatility of the price of our common stock.
     Any of the following could delay the completion of our ongoing or the initiation of our planned clinical trials:
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
     If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to complete phase III and phase IIIb/IV clinical trials of Tyzeka/Sebivo;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of any HIV product candidate, additional HCV product candidates or other product candidates;

•	Novartis may choose not to license our product candidates other than Tyzeka/Sebivo, valtorcitabine and valopicitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue the research and development of our product candidates.
If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our collaborators will be unable to commercialize our product candidates.
     Each of our product candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, a major market for chronic hepatitis B therapeutics, have different approval procedures than those required by the FDA and may impose additional testing requirements for Sebivo and our product candidates. The acceptability and approvability of the applications that have been submitted by Novartis for authorization to market Sebivo in jurisdictions outside the United States cannot be currently predicted. Any failure or delay in obtaining such marketing authorizations would have a material adverse effect on our business.
Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we fail to comply with applicable U.S. and foreign regulations, we could lose approvals we have been granted and our business would be seriously harmed.
     Even after approval, any drug product we successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs in the United States are limited to those specified in any FDA approval, and in other markets, regulatory approvals similar to FDA approval. Manufacturing facilities of Novartis, where the principal commercial supply of Tyzeka will be manufactured and any other manufacturer we use to make other approved products, if any, will be subject to periodic review and inspection by the FDA or other similar regulatory authorities. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.
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
     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing additional products to market, these products may not be considered cost effective and reimbursement may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Because none of our product candidates have received the pricing approvals required to commercialize such products, we do not know the level of reimbursement, if any, that we will receive for products. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
     We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will increase pressure on drug pricing and continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. If we fail to obtain adequate reimbursement for our current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.
If we fail to comply with ongoing regulatory requirements after receipt of approval to commercialize a product, we may be subject to significant sanctions imposed by the FDA, EMEA or other U.S. and foreign regulatory authorities.
     The research, testing, manufacturing and marketing of product candidates and products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions. These enforcement actions may include without limitation:
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
     The imposition of one or more of these sanctions on us could have a material adverse effect on our business.
If we violate healthcare statutes such as fraud and abuse laws, we could be subject to significant penalties and expenses.
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
     Anti-kickback laws make it illegal for any prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify specific safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. Whenever possible, we attempt to align our commercialization activities to such safe harbors, however, there can be no assurance that such activities will not be subject to scrutiny by government or private authorities. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
     The activities in which we and Novartis expect to engage relating to the sale and marketing of Tyzeka/Sebivo and other products, if any, that are approved for commercialization will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price.
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
     Although we have implemented a corporate compliance program as part of our commercialization preparations relating to Tyzeka/Sebivo, we have limited marketing and sales experience, and we cannot assure you that we or our employees, directors or agents are or will be or will act in compliance with all applicable laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical trials, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation.
     Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our efforts to commercialize Tyzeka/Sebivo and other products, if any, that we successfully develop and receive approval to commercialize.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials and environmental liability insurance to cover us for costs associated with environmental or toxic tort claims that may be asserted against us, this insurance may not provide adequate coverage against all potential liabilities. Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in commercialization of Tyzeka/Sebivo and development of product candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
     In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our HBV product and product candidate, Tyzeka/Sebivo and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursements of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Pursuant to the development agreement, we will co-promote and co-market with Novartis in the United States, the United

Kingdom, France, Germany, Italy and Spain, and Novartis will exclusively commercialize Tyzeka/Sebivo and other products, if any, we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we are establishing marketing and sales capabilities, which when combined with the capabilities Novartis will provide, is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any territories outside of the countries where we expect to co-promote and co-market our products with Novartis. We are dependent upon Novartis for the commercialization of our products in the other territories.
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
     In addition to its license of Tyzeka/Sebivo, valtorcitabine and valopicitabine, Novartis has the option under the development agreement to license our other product candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such product candidates.
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
If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our rights to commercialize Tyzeka/Sebivo or to develop or commercialize our product candidates.
     We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between our subsidiary, Idenix (Cayman) Limited and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop our product candidates or commercialize our successfully developed products and receive lower payments from Novartis than we had anticipated.
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
If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize Tyzeka/Sebivo or our product candidates licensed to Novartis and the development and commercialization of our other product candidates could be delayed, curtailed or terminated.
     Under the development agreement, we expect to co-promote or co-market with Novartis in the United States, the United Kingdom, France, Germany, Italy and Spain, Tyzeka/Sebivo and products, if any, that Novartis has licensed from us which are successfully developed and approved for commercialization. Novartis will market and sell these drug products throughout the rest of the world. Additionally, we have entered into agreements that set forth the terms and conditions pursuant to which Novartis will manufacture the U.S. commercial supply of Tyzeka and we currently anticipate entering into similar agreements pursuant to which Novartis will manufacture the supply of Sebivo intended for sale in all other parts of the world. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka/Sebivo and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
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
     Currently, we have limited sales, marketing and distribution capabilities. Although we have recently established an internal sales force and expanded our marketing capabilities in the United States and are seeking to build an internal sales force and marketing capabilities in those European countries where we expect to co-promote and co-market Sebivo, if approved, and other products we may successfully develop, we may elect to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements in time for the anticipated launch of Sebivo, if approved, and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.
If we seek to enter into collaboration agreements for any product candidates other than those licensed to Novartis and we are not successful in establishing such collaborations, we may not be able to continue development of those product candidates.
     Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development agreement with Novartis, we may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop this or any other product candidate internally.
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
     We have entered into the development agreement with Novartis and we may enter into additional collaborative arrangements in the future. If collaborative partners do not devote sufficient time and resources to any collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if Novartis or future collaboration partners were to breach or terminate their arrangements with us, the development and commercialization of the affected product candidate or product could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of such product candidate or product.
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
     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements and may manufacture API for commercial supply. Pursuant to the manufacturing agreement and packaging agreement, Novartis will manufacture the commercial supply of Tyzeka, which is intended for sale in the United States. If the manufacturing arrangements we have established with Novartis relating to the manufacture of commercial supply intended for sale in the United States were to terminate or we are unable to successfully negotiate with Novartis an arrangement relating to the manufacture of commercial supply of Sebivo intended for sale in countries outside the United States, the development or commercialization of Tyzeka/Sebivo could be delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.
Factors Related to Patents and Licenses
If we are unable to adequately protect our patents and licenses related to our product candidates, or if we infringe the rights of others, we may not be able to successfully commercialize Tyzeka/Sebivo or other products, if any, that we successfully develop.
     Our success will depend in part on our ability to obtain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
     We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their use as antiviral drugs. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
     Since our hepatitis B product, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat hepatitis B infection, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine as a medical therapy for the treatment of hepatitis B infection.
     Our hepatitis B product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’- deoxycytidine, or LdC, which is converted into biologically active LdC in the body. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat hepatitis B using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of hepatitis B infection. We are aware of an issued U.S. patent with claims directed to a broad genus of compounds, which may be construed to include valtorcitabine. We believe those claims to be invalid as a result of prior art in existence at the time those claims were filed. We would assert an invalidity defense against any such claims were they to be asserted against us. However, there is no assurance that these claims would be found to be invalid; in which case, we would need to obtain a license to these patent rights, which may not be available on reasonable terms, on an exclusive basis or at all.
     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B infection.
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that is a result of the filing in July 2005 by UABRF of a continuation patent claiming priority to the 1995 patent application. It is the belief of UABRF and Emory University that the UAB license agreement covers our telbivudine technology and that we are currently obligated to pay to the 1998 licensors an aggregate of $15.3 million, which is 20% of the $75 million HBV license fee we received from Novartis in May 2003 and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted our clinical development of telbivudine. We disagree that the 1995 patent application or corresponding foreign applications provide an adequate basis for the issuance of a valid and enforceable patent claim covering the use of telbivudine to treat hepatitis B. We intend to dispute these assertions. Under the terms of the UAB license agreement, the dispute will be resolved by a panel of arbitrators if we are unable to reach agreement with UABRF after a period of negotiation and mediation.
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
     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or non-exclusively license any claims covering the use of telbivudine to treat hepatitis B to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have five U.S. patents covering the use of telbivudine to treat hepatitis B, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the United States that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
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
     Our initial hepatitis C clinical product candidate, valopicitabine or NM283, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. NM107 was a known compound at the time that the patent applications covering the use of this active form of NM283 to treat hepatitis C infection were filed. We have two issued U.S. patents claiming methods of treatment using NM107, one directed to treating hepatitis C infection specifically and one directed to treating flavivirus and pestivirus infection. We previously received a notice of allowance from the U.S. Patent Office for a patent covering the compound NM283 and we are currently awaiting a new notice of allowance in the context of adding a new inventor and assignee to this patent application. We cannot, however, obtain patent protection on the compound NM107.
     Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as NM283, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and NM283, generically, to treat hepatitis C infection, or infection by any member of the Flaviviridae virus family to which hepatitis C virus belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat hepatitis C infection. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat hepatitis C infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating hepatitis C or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of hepatitis B, hepatitis C and HIV infections that could materially affect our ability to develop and sell Tyzeka/Sebivo, valtorcitabine and valopicitabine, as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a part of Novartis AG, and Apath, LLC have obtained broad patents covering hepatitis C proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitabine or any other hepatitis C product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our hepatitis C drug product.
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
If any of our agreements that grant us the exclusive right to make, use and sell Tyzeka/Sebivo and our product candidates are terminated, we may be unable to develop or commercialize our product candidates.
     We, together with Novartis, have entered into an amended and restated agreement with CNRS and L’Universite Montpellier II, which we refer to as the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka/Sebivo and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka/Sebivo and valtorcitabine. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patents and patent applications covering our hepatitis C product candidates and certain NNRTI HIV preclinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of October 31, 2006, we had 56,074,932 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,337,309 shares of common stock with a weighted average exercise price of $13.23 per share.
     Novartis and other holders of an aggregate of approximately 37,155,772 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Fluctuation of our quarterly results may cause our stock price to decline, resulting in losses to you.
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in revenue associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka/Sebivo or our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of the launch of Tyzeka/Sebivo and launches of other products, if any, we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop, including the planned launch of Tyzeka/Sebivo;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
     None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

     None.
(c) Repurchase of Securities
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

Date: November 8, 2006	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ David A. Arkowitz
David A. Arkowitz
Chief Financial Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1	Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC.

10.2	Employment Letter, dated August 18, 2006, by and between the Registrant and John Weidenbruch (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2006).

10.3	Letter Agreement, dated September 1, 2006, by and between the Registrant and Andrea J. Corcoran (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2006).

10.4	Letter Agreement, dated September 1, 2006, by and between the Registrant and Guy Macdonald (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.