Form 10-K
period 2006-12-31
IDENIX PHARMACEUTICALS INC
filed 2007-03-14
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Hampshire Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)

(617) 995-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Stock Market on June 30, 2006, was approximately $207,000,000. For this purpose, the registrant considers its directors and officers and Novartis AG to be affiliates.

Number of shares outstanding of the registrant’s class of common stock as of March 1, 2007: 56,153,393 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.

Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our product candidates, the safety, efficacy and potential benefits of our product candidates, expectations with respect to development and commercialization of telbivudine and our other product candidates, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for development, regulatory approval and commercialization of product candidates, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; the company’s ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; government, industry and general public pricing pressures; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any product candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.

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

The Company

Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on diseases caused by hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV.

2006 Developments

In October 2006, we received approval from the U.S. Food and Drug Administration, or FDA, to market our first product, Tyzeka®, or telbivudine, for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, where regulatory approval has been obtained, telbivudine will be marketed as Sebivo®. To date, Sebivo® has been approved in more than 10 countries including Switzerland, China, South Korea, and Canada.

In anticipation of the approval of Tyzeka® in the United States, during 2006 we established a U.S. sales force. We commenced selling Tyzeka® in the United States during the fourth quarter of 2006. We, with Novartis Pharma AG, or Novartis, have begun pre-commercialization activities in the European markets in which we expect to co-promote or co-market Sebivo® with Novartis, if marketing authorization is received.

In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis and Novartis is providing ongoing development funding for valopicitabine. Also in March 2006, after dialogue with the FDA, we reduced the daily dosing levels in two phase IIb trials for valopicitabine from 800 mg/day to 200 mg/day or 400mg/day. We made this modification after observing that patients receiving the 800 mg/day dose of valopicitabine experienced a higher proportion of the reported moderate or severe gastrointestinal side effects compared to observations at the 200 to 400 mg/day dosing level. In preliminary data from these trials, the lower dose demonstrated comparable antiviral activity, at 12 and 24 weeks, with better tolerability. In the fourth quarter of 2006, we initiated an additional phase I/II clinical trial of valopicitabine.

In June 2006, we entered into a commercial manufacturing agreement with Novartis whereby Novartis will manufacture the commercial supply of Tyzeka® that is intended for sale in the United States. We also entered into a packaging agreement with an affiliate of Novartis.

In the fourth quarter of 2006, we filed an exploratory investigational new drug application, or exploratory IND, for two lead product candidates in our HIV program. We plan to file a traditional IND for one of these candidates and intend to advance this product candidate into a phase I/II clinical trial during 2007.

During the fourth quarter of 2006, we also entered into a two year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis, for the purpose of applying Metabasis’ proprietary liver-targeted technology to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV.

Overview

We believe that large market opportunities exist for new treatments for HBV, HCV and HIV. Chronic hepatitis B, an inflammatory liver disease associated with HBV infection, is a leading cause of liver disease globally. It is estimated that over 350 million people worldwide are chronically infected with HBV. Chronic hepatitis C is an inflammatory liver disease associated with HCV infection. The World Health Organization has estimated that approximately 170 million people worldwide are chronically infected with HCV, including over 2.7 million people in the United States. The World Health Organization has estimated that approximately 40 million people worldwide are chronically infected with HIV, including more than 1 million people in the United States.

In May 2003, we entered into a collaboration with Novartis, relating to the worldwide development and commercialization of our product candidates. Simultaneously, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones relating to an HCV product candidate. Including shares acquired in 2005 from its affiliate, Novartis BioVentures Ltd., and shares acquired as a result of the exercise of its stock subscription rights, Novartis currently owns approximately 56% of our outstanding common stock. Novartis BioVentures Ltd. was an existing stockholder in May 2003 at the time of the Novartis stock purchase.

As part of the development and commercialization agreement between us and Novartis, Novartis has an option to license any of our development-stage product candidates, generally before such product candidates enter phase III clinical testing. To date, Novartis has exercised that option for Tyzeka®/Sebivo® and valtorcitabine, our HBV product and product candidate, and valopicitabine, our lead HCV product candidate.

In May 2003, Novartis paid us a license fee of $75 million for Tyzeka®/Sebivo® and valtorcitabine, is providing ongoing development funding for Tyzeka®/Sebivo® and valtorcitabine and will make additional milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. We achieved one of these milestones in February 2007 with the regulatory approval of Sebivo® in China for which we expect to receive $10 million from Novartis. Additional commercialization milestone payments will be paid to us by Novartis if we achieve predetermined HBV product sales levels.

In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis and Novartis is providing ongoing clinical development funding for valopicitabine. Novartis will pay us up to $500 million in additional license fees and regulatory milestone payments for valopicitabine as follows: $45 million in license fees upon the advancement of valopicitabine into phase III clinical trials in treatment-naïve and treatment-refractory patients in the United States and $455 million in milestone payments upon achievement of regulatory filings and marketing authorization approvals of valopicitabine in the United States, Europe and Japan. In addition, if valopicitabine is successfully developed, Novartis will pay us additional commercialization milestone payments based upon achievement of predetermined sales levels. We also received a $25 million milestone payment in June 2004 from Novartis based upon results from our phase I clinical trial of valopicitabine.

In accordance with arrangements between us and Novartis, we will co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, Tyzeka®/Sebivo® and any other products, including valopicitabine, that Novartis licenses from us that are successfully developed and approved for commercial use. Novartis has the exclusive right to promote and market these products in the rest of the world. During 2006, we built a sales force in the United States and commenced selling Tyzeka® in the United States in the fourth quarter of 2006. As of December 31, 2006, we had 20 sales representatives in the United States. We, with Novartis, have begun pre-commercialization activities in the European markets in which we expect to co-promote or co-market Sebivo® with Novartis, including building our own sales force and enhancing our marketing capabilities to support the commercial launch of Sebivo®, if approved.

We have incurred significant losses since our inception in May 1998. We expect that our operating expenses will continue to increase over the next several years as we expand our drug discovery, development and commercialization efforts.

We maintain a web site with the address www.idenix.com. We are not including the information contained on our web site as part of, or incorporating by reference into, this Annual Report on Form 10-K. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at

1-800-SEC-0330. We intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to rules and regulations promulgated by the SEC.

We are a Delaware corporation. Our principal offices are located at 60 Hampshire Street, Cambridge, Massachusetts 02139. The telephone number of our principal executive offices is 617-995-9800. Our registered trademarks or service marks include: Idenix, Tyzeka and Sebivo. All other trademarks, service marks, or tradenames referenced in this Annual Report on Form 10-K are the property of their respective owners.

Products and Product Candidates

We believe that Tyzeka®/Sebivo® and valtorcitabine, our product and product candidate, respectively, for the treatment of HBV, valopicitabine, our product candidate for the treatment of HCV, and IDX-899, our product candidate for the treatment of HIV, may have one or more therapeutic features that we believe will afford competitive advantages over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. Each of Tyzeka®/Sebivo® and the product candidates that we are developing are selective and specific, are being developed for once a day oral administration, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.

Hepatitis B

Telbivudine (Tyzeka® in the United States and Sebivo® in the rest of the world)

Phase III Clinical Trials and NDA

On October 25, 2006, the FDA approved Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. In addition, Sebivo® has been approved in more than 10 countries outside the United States, including Switzerland, China, South Korea and Canada for the treatment of patients with chronic hepatitis B. Regulatory applications have been submitted in a number of regions, including the European Union and Taiwan, for marketing approval of Sebivo® for the treatment of patients with chronic hepatitis B. In February 2007, the European Medicines Agency’s, or EMEA, Committee for Medicinal Products for Human Use recommended Sebivo® for approval. A final decision is expected from the European Commission during the second quarter of 2007.

The regulatory filings for telbivudine were based on one-year data from a two-year international phase III clinical trial that we refer to as the GLOBE study. The final two-year results from the GLOBE study are expected to provide additional information intended for supplemental product labeling regarding the effects of longer-term treatment with telbivudine. In an effort to broaden our label to include patients with liver failure, or decompensated liver disease, we have an ongoing phase III clinical trial in HBV infected patients with decompensated liver disease. Upon completion of this phase III clinical trial, we plan to submit to the FDA a supplemental NDA, including the final results of this clinical trial.

Phase IIIb/IV Clinical Trials

We are also presently conducting several clinical trials to help further establish the product profile of Tyzeka®/Sebivo®. We refer to these studies as phase IIIb or phase IV trials. These trials are designed to provide us with additional information regarding the antiviral effects and clinical benefit of Tyzeka®/Sebivo® compared to currently available treatments for HBV, as well as to assess the potential benefit of combining Tyzeka®/Sebivo® with adefovir dipivoxil, as well as tenofivir.

Valtorcitabine

While we anticipate that Tyzeka®/Sebivo® will successfully treat a majority of patients with chronic hepatitis B, treatment with more than one therapeutic agent may be required to successfully treat a subset of the HBV patient population. For patients who do not experience optimal early antiviral effects with single-agent therapy, we are developing a second HBV product candidate, valtorcitabine, which we believe may be effective in combination therapy with telbivudine. Currently, we are evaluating the combination of valtorcitabine with telbivudine in a phase IIb clinical trial. This phase IIb clinical trial is fully enrolled with 130 patients who have more than 100,000,000 copies/ml of HBV and who have not been previously treated for chronic HBV infection. This trial is designed to further evaluate the safety of the combination treatment and determine whether the combination of valtorcitabine with telbivudine results in greater suppression of virus levels in the blood serum than that which is achieved with treatment with telbivudine alone. The primary endpoint of this study is antiviral activity at 52 weeks of treatment. This data is expected to be available in 2007, at which point we, with Novartis, will determine whether or not to advance this combination into phase III development. In order to advance the program into phase III development, we believe that the combination of telbivudine and valtorcitabine will need to demonstrate more profound viral suppression as measured by polymerase chain reaction, or PCR, negativity, and decreased emergence of resistance than demonstrated by telbivudine alone.

Hepatitis C

Our HCV program is focused on the development of products that we believe will be competitive by offering significant improvements when combined with or compared to currently approved therapies with regard to safety, efficacy, resistance or convenience of dosing. Our efforts are focused on the discovery of product candidates that we expect will be active against various strains of HCV, including the genotype 1 strain of HCV, which is responsible for more than 70% of HCV infections in the United States and Japan and almost 65% of HCV infections in Europe.

Our lead HCV product candidate, valopicitabine, is a nucleoside analog that we are developing in combination with pegylated interferon and, potentially, ribavirin for patients chronically infected with the genotype 1 strain of HCV. Currently, we are evaluating valopicitabine in two phase IIb clinical trials, one in treatment-refractory patients and one in treatment-naïve patients. We refer to patients who have been previously treated but failed to adequately respond to interferon-based therapies as treatment-refractory patients and we refer to patients not previously treated for HCV infection as treatment-naïve patients. In March 2006, due to higher proportion of gastrointestinal side effects for patients receiving the 800 mg/day dosing level in these trials, we reduced the dose of valopicitabine in these phase IIb trials from 800 mg/day to either 200 mg/day or 400 mg/day. Both the phase IIb trials in treatment-naïve and treatment-refractory patients are ongoing. Preliminary data from the treatment-naïve trial suggests that the 200 mg/day dose in combination with pegylated interferon, has comparable antiviral activity, at 12 and 24 weeks, with better tolerability than the 800 mg/day dose, in combination with pegylated interferon. In the fourth quarter of 2006, we initiated an additional phase I/II clinical trial of valopicitabine, referred to as a drug/drug interaction study, to assess the pharmacokinetics and pharmacodynamics of valopicitabine when administered in combination with pegylated interferon and ribavirin in treatment-naïve patients. This 12-week drug/drug interaction study is assessing the 200 mg/day dose of valopicitabine and was completely enrolled with 117 patients in the first quarter of 2007. We believe that treatment-refractory patients will require at least two new agents added to the standard-of-care to achieve meaningfully better outcomes. We are exploring strategic alternatives to advance the clinical development of valopicitabine in this very difficult-to-treat patient population.

In order to advance valopicitabine into phase III development, we believe that we need to continue to characterize the long-term safety and efficacy of valopicitabine through the data generated from the ongoing phase IIb clinical trial in treatment-naïve patients, as well as the final 12-week data generated from the ongoing drug/drug interaction study. Once we have the final data from the drug/drug interaction study, we expect to submit it to the FDA and request a meeting to discuss further studies to advance the clinical development of valopicitabine.

We have a comprehensive HCV discovery program that is focused on discovering compounds that are complementary to valopicitabine. Our discovery efforts are focused on small molecule anti-HCV compounds from each of the three classes: nucleoside type viral polymerase inhibitors, non-nucleoside viral polymerase inhibitors and protease inhibitors. Our most advanced program is a second generation nucleoside-type polymerase inhibitor HCV product candidate, which we hope to advance to an investigational new drug application, or IND, in late 2007. We believe that successful development of two or more HCV product candidates that may be used as part of a multiple-drug combination therapy would enable us to establish a franchise in this therapeutic area by offering treatments to a broad HCV population, including those patients that cannot be treated with interferon-based therapies or those for whom drug-related adverse side effects and inconvenient dosing regimens of existing therapies reduce compliance.

HIV

In addition to our HBV and HCV product, product candidates and discovery program, we are also engaged in efforts to develop therapeutics for the treatment of HIV from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs. This class of drug is being evaluated for once-a-day oral administration. We have identified two lead candidates in this program and filed an exploratory investigational new drug application, or exploratory IND, in the United States in the fourth quarter of 2006. This exploratory IND evaluation is intended to enable us to gain human pharmacokinetic insights through a microdosing study in healthy volunteers. The microdosing study is now complete and based on the overall profile of the product candidates, we have selected IDX-899 as our product candidate to advance in clinical development. We plan to file a traditional IND for IDX-899 and advance this product candidate into a phase I/II clinical trial in the second half of 2007, while keeping the other candidate in our pre-clinical pipeline as a backup.

Antiviral Research

We have successfully advanced four product candidates into clinical trials based on our understanding of virology and chemistry in HBV, HCV and HIV. Our scientists have a highly developed set of skills in compound generation, target selection, screening and lead optimization and pharmacology and preclinical development. We are utilizing these skills and capabilities in our discovery and development of antiviral product candidates.

Our Scientists.  Our scientists are engaged in drug discovery and preclinical drug development in laboratory facilities located in Cambridge, Massachusetts, Montpellier, France and Cagliari, Italy. Our scientists have expertise in the areas of chemistry, molecular virology and pharmacology, and have substantial experience in applying this expertise to the discovery and development of nucleoside and non-nucleoside compounds which target the viral polymerase enzyme and the viral replication cycle. Pursuant to an arrangement we have entered into with the University of Cagliari in Italy, our scientists in Italy occupy premises at the University of Cagliari where they have access to well-equipped laboratories and other resources required to conduct antiviral research activities. The work of our staff scientists is supplemented by research and development activities of independent third-party biologists specialized in antiviral drug research activities located principally in Cagliari, Italy. Pursuant to the arrangements we and Novartis have with the University of Cagliari, we and Novartis have rights to access certain results of the work of these groups of independent scientists. For a further description of these arrangements, see “Collaborations.”

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

Target Selection.  We focus on viral diseases representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those viral diseases takes into consideration the experience and expertise of our scientific management team and the potential that our nucleoside, nucleoside analog and non-nucleoside libraries and those libraries to which we have access could yield a small molecule lead. The final selection is based on the probability of being able to generate robust medicinal chemistry structure-activity relationships analysis to assist lead optimization and secure relevant intellectual property rights.

Screening and Lead Optimization.  We believe that our efficiency in selecting a lead chemical structure from our focused library and the libraries which we access distinguishes us from our competitors. Our ability to discover multiple compounds with antiviral activity enhances early progress toward lead optimization.

Pharmacology and Preclinical Development.  Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo animal models of antiviral efficacy. Using in vitro studies, our scientists are able to ascertain the relevance of intracellular activation, metabolism and protein binding. The in vivo pharmacokinetic studies identify the percentage of oral bioavailability and whole body metabolism of the compound. The animal models provide data on the efficacy of the compound and firmly establish a proof of concept in a biologically relevant system.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2006, 2005 and 2004, were $96.1 million, $86.6 million, and $80.0 million, respectively, and represented 63%, 72%, and 77%, respectively, of our total operating expenses.

Collaborations

Relationship with Novartis

Overview

On May 8, 2003, we entered into a collaboration with Novartis which included the following agreements and transactions:

•	the development agreement, under which we will collaborate with Novartis to develop, manufacture and commercialize our lead HBV product candidates and, our HCV and other product candidates;

•	the supply agreement, under which Novartis will manufacture for us the active pharmaceutical ingredient, or API, for the clinical development supply and potentially the API for the commercial supply of product candidates it has licensed from us and will perform the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and

•	the stock purchase transaction, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of an HCV product candidate.

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

Development, License and Commercialization Agreement

Designation of Products

As part of the development and commercialization agreement between us and Novartis, Novartis has an option to license any of our development-stage product candidates before such product candidates enter phase III clinical testing. To date, Novartis has exercised that option for Tyzeka®/Sebivo® and valtorcitabine, our product and product candidate for the treatment of HBV, and valopicitabine, our lead product candidate for the treatment of HCV. Novartis paid us a license fee of $75 million in May 2003 for Tyzeka®/Sebivo® and valtorcitabine, is providing development funding and has agreed to make milestone payments which could total up to $35 million upon achievement of regulatory approvals for Sebivo® and valtorcitabine in Europe and China, as well as additional milestone payments based upon achievement of predetermined sales levels. We achieved one of these regulatory milestones in February 2007 with the approval of Sebivo® in China for which we expect to receive $10 million from Novartis. In addition, Novartis has the exclusive option to obtain rights to:

•	a replacement HCV product candidate, if valopicitabine subsequently does not obtain regulatory approval in the United States; and

•	other product candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 51% of our voting stock and for a specified period of time thereafter.

The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the product candidate treats, the stage of development of the product candidate, the present value of future cash flows of the product candidate relative to those previously estimated for Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and Novartis’ ownership interest in Idenix.

Novartis paid us a license fee of $25 million in March 2006 for valopicitabine, is providing development funding for valopicitabine, and has agreed to pay additional license fees and milestone payments that could total up to $500 million based upon the initiation of phase III trials, and regional regulatory filings and approvals, as well as additional milestone payments based upon achievement of predetermined sales levels if the product candidate is approved for commercial sale.

Development of Products and Regulatory Activities

Pursuant to the development agreement amendment which we entered into with Novartis in February 2006, certain responsibilities relating to the conduct of the phase III clinical development of valopicitabine were further defined. Specifically, since Novartis elected to exercise its option to license valopicitabine, we currently anticipate that we will have principal responsibility for the conduct of the phase III program evaluating valopicitabine in treatment-refractory patients and Novartis will have the principal responsibility for the conduct of the phase III program evaluating valopicitabine in treatment-naïve patients.

For most of our product candidates, Novartis will have the right to approve, in its reasonable discretion, the development budget. We will develop each licensed product in accordance with a development plan approved by a joint operating committee. The joint operating committee is comprised of an equal number of representatives of Idenix and Novartis. Novartis will be solely responsible for the development expenses incurred in accordance with approved development budgets for our HBV product and product candidate and valopicitabine or a replacement HCV product candidate. If valopicitabine fails to obtain regulatory approval in the United States, Novartis will pay the development expenses for a replacement HCV product candidate if it has approved the corresponding development budget, up to a specified maximum. The development expense payments for any replacement HCV product candidates will be credited against the first sales milestone payment payable by Novartis to us for our initial HCV product. Novartis will also be primarily responsible for the development expenses for any other product candidate for which it exercises its option to obtain commercialization rights.

We have primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in the United States, and Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Product Commercialization

We have granted Novartis an exclusive, worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine. In each case we have retained the right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we will act as the lead commercial party and record revenue from product sales and will share equally the resulting net benefit or net loss with Novartis from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis will act as the lead commercial party and record revenue from product sales. In the United Kingdom, France, Germany, Italy and Spain, the net benefit we expect to realize will increase incrementally during the first three years from the date of product launch, such that we will share equally with Novartis the net benefit from the co-promotion beginning in the third year from the date of product launch.

In other countries, we will effectively sell products to Novartis for their further sale to third parties. Novartis will pay us to acquire such products at a price that is determined in part by the volume of product net sales under the terms of the supply agreement described below.

Interferon Products

Under the development agreement, each of Novartis and us may independently develop, market and sell in the United States, United Kingdom, France, Germany, Italy and Spain one interferon product whose labeled usage for co-administration with our HCV products is covered by our intellectual property.

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

Indemnification

Under the development agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement. We made numerous representations and warranties to Novartis regarding our HBV product and product candidate and HCV product candidate, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

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

Master Manufacturing and Supply Agreement

Under the master manufacturing and supply agreement, dated as of May 8, 2003, between Novartis and us, which we refer to as the supply agreement, we appointed Novartis to manufacture or have manufactured the clinical supply of the API for each product candidate licensed under the development agreement and certain other product candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the development agreement. We have the ability to appoint Novartis or a third party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the APIs into the final form for sale.

In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party bid, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the commercial manufacturing agreement, Novartis will manufacture the commercial supply of Tyzeka® that is intended for sale in the United States. The packaging agreement provides that the supply of Tyzeka® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation. We are in discussions with Novartis about finalizing the manufacturing rights for the long-term supply of Sebivo® in the rest of the world.

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

Stock Purchase Agreement

Under the stock purchase agreement, dated as of March 21, 2003, which we refer to as the stock purchase agreement, among us, Novartis and substantially all holders of our capital stock as of May 8, 2003, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255 million in cash, with an additional aggregate amount of up to $357 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to an HCV product candidate. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares. At present, Novartis owns approximately 56% of our outstanding common stock.

Under the stock purchase agreement, we agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the stock purchase agreement. In the stock purchase agreement, we and our stockholders who sold shares to Novartis, which include certain of our directors and many of our officers, made numerous representations and warranties. The stock purchase agreement representations and warranties we made to Novartis regarding our HCV and HBV product candidates and our ownership of related inventions and discoveries are substantially the same as the representations and warranties we made to Novartis in the development agreement. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Development, License and Commercialization Agreement,” “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

Co-operative Laboratory Agreements

CNRS and the University of Montpellier

In May 2003, we and Novartis entered into an amended and restated agreement with Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, upon termination of the agreement. This agreement amended and restated an agreement that our subsidiary, Idenix SARL, the University of Montpellier and CNRS had originally entered into in January 1999. Under the terms of the agreement, we made payments to the University of Montpellier for use of the facilities, certain improvements to the facilities and for supplies consumed in connection with research activities. This cooperative agreement expired in December 2006, but we will retain rights to exploit the patents derived from the collaboration.

University of Cagliari

We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering our HCV and certain HIV technology upon which we currently rely. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell the jointly created HCV and HIV product candidates. In May 2003, Novartis became a party to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative agreement, we make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement has been amended to extend the term until January 2011.

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

Manufacturing

We have developed the capacity to synthesize compounds in quantities ranging from milligrams to metric tons. Our medicinal chemists focus on small-scale synthesis that leads to the discovery of new compounds and the analysis of structure-activity relationships for each identified compound series. In addition, these scientists aim to design efficient synthetic routes suitable for process chemistry scale up to the level of one-kilogram batches of the lead molecule. This material supports key preclinical studies, including proof-of-principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-good manufacturing practices materials in quantities up to one kilogram to support early toxicological studies and the initial development of formulations. These formulations could then be manufactured using current good manufacturing practices, or cGMP, material. We also contract with third parties, including Novartis, for the synthesis of material used in our toxicology studies and for formulation development.

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

All of the materials that we require for manufacture of Tyzeka®/Sebivo® are currently available from more than one qualified source. The process used for the manufacture of Tyzeka®/Sebivo® is robust and has been repeated by different manufacturers on a multiple kilogram scale. We are currently pursuing the same result with respect to the other product candidates we currently have in clinical development.

We rely upon Novartis as well as other third-party manufacturers for the dosage form of our product and product candidates. We do not expect to internally manufacture material for our clinical trials or undertake the commercial-scale manufacture of our drug products. Accordingly, we are using Novartis as our current manufacturer for the supply of Tyzeka® in the United States and we are in discussions with Novartis about finalizing the manufacturing rights for the long-term supply of Sebivo® in the rest of the world.

Sales and Marketing

In accordance with the arrangements set forth in our development agreement with Novartis, we will co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain our HBV and HCV products and any other products that Novartis subsequently licenses from us. In the markets outside of the United States, Novartis is primarily responsible for the marketing, distribution and sale of Sebivo®, valtorcitabine and valopicitabine, as well as other products which it may license from us. We have established our own commercial organization in the United States, including marketing capabilities, a field force of sale representatives, medical scientific liaisons, and regional business managers. As of December 31, 2006, we had 20 sales representatives. These professionals have extensive experience selling antiviral products. We are in the process of building our European commercial organization for the markets where we will co-promote or co-market Sebivo®.

Our product is primarily sold directly to pharmaceutical wholesalers. There are a limited number of major wholesalers as a result of significant consolidation among companies in the industry. Therefore, as is typical in the pharmaceutical industry, a few customers provide a significant portion of our overall product revenues.

In the United States, United Kingdom and Western Europe, approximately 80% of patients receiving antiviral therapy for HBV and HCV are treated by medical specialists in the areas of gastroenterology, hepatology or infectious diseases. By using a specialized sales force, and offering treatments with clinical benefits over other marketed products, we believe that we will achieve significant rates of market penetration at reasonable cost. We expect to utilize this specialized sales force in the United States, United Kingdom, France, Germany, Italy and Spain for the co-promotion and co-marketing and sale of all hepatitis products that we may successfully develop.

Patents and Licenses

Our policy is to pursue patents and to otherwise endeavor to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely upon trade secrets that may be important to the development of our business.

In 2006, we filed five pending provisional applications in one or more of the therapeutic areas of HBV, HCV and HIV treatment.

Hepatitis B Patent Portfolio and Licenses

Our hepatitis B patent portfolio was initiated with two provisional applications filed on the use of telbivudine, L-deoxycytidine, or LdC, and generically valtorcitabine, for the treatment of HBV in the United States in August 1998 and April 1999. Subsequent U.S. patent applications were filed in 1999 and 2001 with four patents issued in 2002 and 2003 for the treatment of HBV. These patents, which expire in 2019, are set forth below:

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

Applications for patent term extensions to extend the term of one of U.S. Patent No. 6,395,716 or 6,569,837, but not both, were filed in the U.S. Patent Office. Although there is no guarantee either application will be granted by the U.S. Patent Office, if one of the applications for term extension were granted, it could extend the term of U.S. Patent No. 6,395,716 or 6,569,837, but not both, to October 25, 2020.

An international patent application for LdC was filed in 1999 under the Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe as well as nationally in 11 foreign countries. The patents are co-owned by us, CNRS and University of Montpellier, and under an agreement with these entities described under the caption “Collaborations,” we have the exclusive right to exploit the technology. Our HBV product, telbivudine, and the biologically active form of valtorcitabine, LdC, were known compounds at the time scientists at the CNRS and University of Montpellier discovered that they are effective for the treatment of HBV-infected patients. Accordingly, we will not obtain claims directed to the composition of matter of telbivudine or LdC. We have, however, obtained patent claims directed to the method of treatment of HBV-infected patients with telbivudine and the biologically active LdC in the U.S. We will attempt to obtain similar patent claims directed to the use of telbivudine and the biologically active LdC outside of the U.S.

In June 2000, a provisional application was filed on valtorcitabine and its use to treat HBV in the United States and a subsequent U.S. patent application was filed in 2001. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical composition that include valtorcitabine. This patent will expire in 2021. An international patent application was filed in 2001 under the Patent Cooperation Treaty, and subsequently, corresponding patent applications were filed regionally in Europe, Eurasia, the African Regional Industrial Property Office, or ARIPO, and the Organisation Africaine de la Propriete, Intellectuelle, or OAPI, as well as nationally in 20 foreign countries. Eurasia is a patent convention made up of a number of Asian countries, including China. Corresponding applications also were filed directly in 13 additional foreign countries. Since valtorcitabine, a prodrug of LdC, is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of the compound to treat HBV-infected patients.

In June 1998, we entered into an exclusive license agreement, which we refer to as the UAB license agreement, with the University of Alabama at Birmingham Research Foundation, or UABRF, pursuant to which we were granted an exclusive license to the rights that the University of Alabama at Birmingham, or UAB, an entity affiliated with UABRF, Emory University and CNRS, which we refer to collectively as the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV infection. In January 2004, February 2005 and June 2005, UABRF notified us that it intended to file a U.S. continuation patent application claiming priority to the 1995 patent application, which itself is a continuation in part of a 1993 application that would purportedly enable the 1998 licensors to prosecute and seek to obtain generic patent claims generally encompassing the method of using telbivudine to treat patients infected with HBV. In July 2005, UABRF filed such a continuation patent application.

In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contends that we are obligated to pay the 1998 licensors an aggregate of

$15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators.

If it is determined that the UAB license agreement does cover our technology, we could be obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above could include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF could contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine.

If we fail to perform our material obligations under the UAB license agreement, UABRF, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat HBV, it would be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude our ability to continue to commercialize telbivudine.

If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from commercializing telbivudine to treat HBV, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or nonexclusively license any claims covering the use of telbivudine to treat HBV to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have already obtained four U.S. patents covering the use of telbivudine to treat HBV, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending or granted in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the United States that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of HBV. We may also receive regulatory exclusivity periods in Europe and in other countries.

If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat HBV, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. For a further description see “Collaborations — Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. We intend to vigorously defend this lawsuit.

Hepatitis C Patent Portfolio

Our HCV patent portfolio was initiated in May 2000 with one provisional U.S. patent application directed to the treatment of HCV with nucleoside analogs. Additional U.S. provisional applications were filed in May 2000 and April 2001 directed generally to the treatment of flaviviruses and pestiviruses with the same compounds. Two U.S. patent applications corresponding to these two sets of provisional applications were filed in May 2001 in the United States. One of these applications issued as U.S. Patent No. 6,812,219, covering the use of NM107, its prodrugs and certain other nucleoside analogs to treat pestiviruses and flaviviruses, and the second application issued as U.S. Patent No. 6,914,057, covering the use of these compounds to treat HCV. Additional applications based on the first application covering the use of NM107, its prodrugs and/or certain other nucleoside analogs to treat pestiviruses and flaviviruses that have issued include U.S. Patent No. 7,105,493, U.S. Patent No. 7,101,861 and U.S. Patent No. 7,148,206; and additional applications based on the second application covering the use of these compounds to treat HCV that have issued include U.S. Patent No. 7,169,766 and U.S. Patent No. 7,157,441. The patents will expire in 2021. Two international patent applications were filed in 2001 under the Patent Cooperation Treaty, and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO, and for one of the applications, OAPI, as well as nationally in 20 foreign countries. Corresponding applications for these two sets of applications were also each filed directly in 13 additional foreign countries. We co-own these filings with the University of Cagliari, which has exclusively licensed its interest to us. The patent applications cover the use of NM107 and valopicitabine generically, to treat HCV and other flaviviridae infections. Valopicitabine is a prodrug of the biologically active molecule NM107.

In June 2002 and April 2003, three U.S. provisional patent applications were filed to be directed to the use of prodrugs of branched nucleosides to treat HCV and other flaviviridae infections. These applications generically and specifically describe valopicitabine and its use to treat these infections. In June 2003, three U.S. patent applications were filed, claiming priority to the provisional applications. If issued, these patents will expire in 2023. Also in June 2003, three international patent applications were filed under the Patent Cooperation Treaty, and corresponding applications were filed directly in 12 additional countries and subsequently corresponding patent applications were filed regionally in Europe, Eurasia, ARIPO and OAPI, as well as nationally in 21 foreign countries. NM107 was a known compound at the time of the discovery of its activity against HCV. As a result, we will not obtain composition of matter claims for these compounds, but instead will attempt to obtain patent claims directed to the method of treatment of HCV-infected patients with these product candidates. Since we believe that valopicitabine is a new compound, we will attempt to obtain patent claims covering the compound itself as well as patent claims directed to the use of valopicitabine to treat HCV-infected patients. These patent filings are owned by us and one or more of the University of Cagliari or CNRS.

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

Additionally, we have other applications covering the NNRTI class that are based on a U.S. provisional application filed in 2001, which was filed as a U.S. patent application in 2002. This U.S. application has now been issued as U.S. Patent No. 6,710,068 which will expire in 2022. An international patent application was filed in 2002 under the Patent Cooperation Treaty and subsequently corresponding patent applications were filed regionally in Europe and nationally in three foreign countries. Corresponding applications also were filed directly in four additional foreign countries. A further provisional application was filed in 2002, directed to NNRTI prodrugs. A U.S. patent application was filed in 2003, and the patent, if issued, will expire in 2023. An international patent application was filed in 2003 under the Patent Cooperation Treaty and subsequently corresponding applications were filed regionally in Europe and nationally in two other countries. A corresponding application was filed directly in one other country. These applications are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us.

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

Many of the companies competing against us have substantially greater financial and other resources. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic product candidates and obtaining FDA and other regulatory approvals of products for use in health care and marketing and selling those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for products and achieving widespread market acceptance. We also compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have substantially less experience than our competitors.

Tyzeka®/Sebivo®, and any future products that we successfully develop, will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be its efficacy, resistance profile, safety profile, convenience of dosing and price in comparison with available therapies.

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HBV, HCV and HIV. We are aware of at least three small molecule products that are currently marketed in the United States and elsewhere for the treatment of chronic hepatitis B. Such therapies are lamivudine, marketed by GlaxoSmithKline plc as Epivir-HBV®; adefovir dipoxil, marketed by Gilead Sciences, Inc., as Hepsera®; and entecavir, marketed by Bristol-Myers Squibb Company, as Baraclude®. Pegylated interferon is also approved for the treatment of chronic hepatitis B. Pegylated interferon together with ribavirin is the current standard of care for the treatment of hepatitis C. Additional companies with which we expect to compete include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co. , Johnson & Johnson, Merck & Co., Inc., Pfizer Inc., Schering-Plough Corporation, Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, SciClone Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., and Vertex Pharmaceuticals Inc. Many of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we do. In addition, our competitors also include smaller private companies such as Pharmasset, Ltd.

We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HBV, HCV and HIV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our product obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

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

The marketability of any products we successfully develop may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement rates for such products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing.

Regulatory Matters

In December 2005, we submitted an NDA to the FDA for marketing approval of Tyzeka® as an oral, once-a-day treatment of chronic hepatitis B in adults. In October 2006, we received approval from the FDA to market Tyzeka® in the United States. In January 2006, Novartis submitted a marketing authorization application, or an MAA to the EMEA seeking authorization to market telbivudine in the European Union. In February 2007, the EMEA’s Committee for Medicinal Products for Human Use recommended Sebivo® for approval. Regulatory applications for marketing approval have also been submitted by Novartis in 2006 in China, Canada, Switzerland, Taiwan, South Korea and Australia. To date, we have received marketing approval of Sebivo® for the treatment of chronic hepatitis B in more than 10 countries including Switzerland, China, South Korea and Canada.

Currently, we are evaluating valtorcitabine and valopicitabine in phase II clinical trials.

FDA Requirements for Approval of Drug Products

The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. If we fail to comply with applicable regulatory requirements, we may be subject to a variety of administrative or judicially imposed sanctions, including:

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical studies, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective before human clinical trials may commence in the United States and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product candidate or disease. Government regulation may delay or prevent marketing of potential product candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

After completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of extensive clinical and preclinical studies and the compilation of data relating to the product’s chemistry, pharmacology, manufacture, safety and effectiveness. The cost of an NDA is substantial, both in terms of studies required to generate and compile the requisite data, as well as the mandatory user fees submitted with the application.

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

After a submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has 180 days in which to review the application and respond to the applicant. The review timeline is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer the application to an appropriate advisory committee, typically a panel that includes clinicians, statisticians and other experts for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

Europe

In the European Union, which we refer to as the EU, investigational products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products is subject to the granting of marketing authorizations by relevant regulatory agencies. The grant of these marketing authorizations can involve testing in addition to that which the FDA requires and the time required may also differ from that required for FDA approval. In the EU, approval of new pharmaceutical products can be granted either through a mutual recognition procedure and decentralized approval or through a centralized procedure. The processes are described below.

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

Under the centralized procedure, an application is submitted to the EMEA. Two EU member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur countries each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the EU, such as Norway and Iceland, accept EU review and approval as a basis for their own national approval.

Asia

Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the United States or the EU in addition to small, locally conducted studies. Recently an increasing number of companies are conducting phase III clinical trials in several major Asian countries such as Japan, China, Taiwan and South Korea. To conduct clinical trials in these regions, local clinical trial applications, equivalent to INDs, must be filed in the country. Upon completion of all clinical trials, marketing applications similar to the U.S. NDA may be submitted to and approved by the appropriate regulatory authorities prior to commercialization.

Marketing Applications Format

As part of the International Conference on Harmonization, or ICH, standardization initiatives spearheaded by the United States, EU and Japan, future marketing applications in these regions will be submitted as a core global dossier known as the Common Technical Document, or CTD. While the FDA has not mandated that submissions be made in the CTD format, it has indicated that this is its preferable submission format. In the EU and Japan, the CTD is the required submission format. Electronic CTDs, or e-CTD, are currently being used and are the manner of submission now preferred by the regulatory agencies requiring and recommending the CTD format. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

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

Employees

As of December 31, 2006, we had 277 full time employees, 160 of whom were engaged in research, development and manufacturing functions and 117 of whom were engaged in administration, finance and commercialization activities.

Item 1A.	Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K for the year ended December 31, 2006, before deciding to invest in our securities.

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant product sales, we will not be profitable.

We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of products to date and are unable to make an accurate assessment of potential future revenue. We expect to incur annual operating losses over the next several years as we expand our drug discovery, development and commercialization efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product sales, regulatory approval for products we successfully develop must be obtained and we and Novartis must effectively manufacture, market and sell such products. We introduced Tyzeka® commercially in the United States in the fourth quarter of 2006. Even if we successfully commercialize Tyzeka® in the United States or other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.

We will need additional capital to fund our operations, including the commercialization of Tyzeka®/Sebivo® and the development, manufacture and commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $186 million at December 31, 2006. We believe that this balance, milestone payments we expect to receive from Novartis for the approval of Sebivo® in Europe and China, the development funding we expect to receive from Novartis relating to Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and the anticipated proceeds from sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs until the end of 2008. However, we may need or choose to seek additional funding within this period of time. The commercialization of Tyzeka®/Sebivo® and other products, if any, and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we continue to commercialize and launch Tyzeka®/Sebivo® in the United States and, if approved, in the United Kingdom, Germany, Italy, France and Spain, and thereafter continue efforts to market and sell Tyzeka®/Sebivo® and any other product candidates we successfully develop.

Our need for additional funding will depend in large part on whether:

•	Tyzeka®/Sebivo® is approved for sale in other major markets in addition to the United States;

•	with respect to Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis continues to reimburse us for development expenses, and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of these licensed product candidates; and

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.

In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and product candidates it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or product candidate by providing us with six months written notice.

Our future capital needs will also depend generally on many other factors, including:

•	the costs of commercializing and launching Tyzeka®/Sebivo® and other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities;

•	the amount of revenue that we may be able to realize from commercialization and sale of telbivudine and other product candidates, if any, which are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV, HBV and HIV;

•	the cost of obtaining, maintaining and defending patents on Tyzeka®/Sebivo®, our product candidates and our processes;

•	the arrangements we establish for manufacturing and the related cost of manufacturing commercial supply of products;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing and maintaining sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, product candidates or other business assets;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements.

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit NDAs with the FDA for our HBV product candidate, valtorcitabine, and our HCV product candidate, valopicitabine as we continue development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors. Additionally, we expect to continue to incur significant costs in connection with the ongoing clinical evaluation of the use of Tyzeka®/Sebivo® in patients with liver failure, or decompensated liver disease, and in connection with several clinical trials of Tyzeka®/Sebivo® that are being conducted to further establish the product profile and support the commercialization of Tyzeka®/Sebivo®.

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

We may be unable to commercialize products for which we receive approval from regulatory agencies.

Even though we have received approval from regulatory authorities in several jurisdictions outside the United States for Sebivo®, commercialization of Sebivo® in these jurisdictions could be delayed for a number of reasons, some of which are outside of our control. Specifically, commercialization of Sebivo® in these jurisdictions may be delayed by our failure, or the failure of Novartis, to timely finalize distribution arrangements, manufacturing process and arrangements, produce sufficient inventory and/or properly prepare the sales force. If we are unable to launch and commercialize Tyzeka®/Sebivo® on the timeline we anticipate, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed.

We will not be able to continue to commercialize our drug products successfully if we are unable to hire, train, deploy and retain qualified sales personnel as part of our sales force.

Our commercialization of Tyzeka®/Sebivo® and other products, if any, we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. In July 2006, we established a U.S. sales force and we continue to recruit sales personnel to establish a direct sales force for the European markets in which we expect to co-promote or co-market Sebivo® with Novartis, if marketing authorization is received. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, it may be difficult for us to recruit and retain qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. Even if we successfully hire sales personnel, we may not be successful in training and deploying them. For the commercial launch of Sebivo®, if approved in the United Kingdom, France, Italy, Germany or Spain, we will rely heavily on the sales and marketing capabilities that Novartis will provide, and in addition, if we are not successful in hiring, training, deploying and retaining our own qualified sales personnel in these countries, then we may not be able to successfully commercialize Sebivo®. Furthermore, we do not know if our U.S. sales force or other sales forces we seek to establish in Europe will be sufficient in size or scope to compete successfully in the marketplace.

We will incur significant expense to establish and maintain our marketing and sales capabilities.

To maintain our U.S. marketing and sales capabilities and establish our marketing and sales capabilities in the European countries in which we expect to co-promote and co-market with Novartis any products for which we receive marketing authorization, we will incur significant expenses. Moreover, if the marketing authorizations for Sebivo® in any of the United Kingdom, Germany, Italy, France or Spain is delayed substantially, or not approved, we will have incurred significant unrecoverable expenses. The cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products in any one or more markets and if approval is delayed or we fail to obtain marketing authorization in any particular market, we will have incurred significant unrecoverable expenses.

In the United States and the European countries in which we expect to co-promote and co-market with Novartis Tyzeka®/Sebivo®, our sales force may be unable to meet our share of the total product details, as defined in the development agreement. If we are unable to meet our share of total product details, then we may be subject to financial penalties payable to Novartis, as specified in the development agreement.

Our market is subject to intense competition. If we are unable to compete effectively, Tyzeka®/Sebivo®, other products we successfully develop and our product candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting.

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of hepatitis B infection, we are aware of four other drug products, specifically, lamivudine, entecavir and adefovir dipivoxil, each nucleoside analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States. These products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of chronic hepatitis C, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 22 antiviral therapies approved for commercial sale in the United States. Of these approved therapies, seven are nucleosides, three are non-nucleosides, 11 are protease inhibitors and one is an entry inhibitor.

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HBV, HCV and HIV infections. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Additionally, products our competitors successfully develop for the treatment of HCV and HIV may be marketed prior to any HCV or HIV product we successfully develop. Many of our competitors have:

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

With respect to Tyzeka®/Sebivo® and other products, if any, we may successfully develop and obtain approval to commercialize, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.

Our ability to compete successfully will depend in part on the success of our marketing and sales efforts. We do not know if our sales force in the United States or the sales force we are establishing in Europe will be sufficient in size or scope to compete successfully in such marketplaces. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products, gain market acceptance and acquire market share from existing products.

In addition to direct competition, to receive attention from and be considered by physicians and patients, Tyzeka®/Sebivo® and any other product we may successfully develop and receive approval to commercialize will compete against the promotional efforts of other companies and products. In the pharmaceutical and biopharmaceutical markets, the level of promotional effort required to effect awareness of new products is substantial. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to continue to recruit, train, deploy and retain an effective sales and marketing organization. We cannot offer assurance that the levels of promotional effort that we will be able to provide for products we successfully develop will be effective in allowing our products to compete successfully in the market.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.

If Tyzeka®/Sebivo® and other products, if any, we successfully develop and obtain regulatory approval to commercialize fail to achieve and maintain market acceptance, our business will not be successful.

Our success and growth will depend upon the acceptance by physicians, healthcare professionals and third-party payers of Tyzeka®/Sebivo® and other products, if any, we successfully develop. Acceptance will be a function of:

•	our products being clinically useful and demonstrating similar or superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments;

•	the timing of our receipt of marketing approvals, the terms of any approval (including labeling requirements and/or limitations), and the countries in which approvals are obtained;

•	the perception of our products by physicians and other members of the healthcare community and the success of our physician and healthcare professional education programs; and

•	the availability and level of government and third-party payer reimbursement.

Lamivudine, adefovir dipivoxil and entecavir are small molecule therapeutics currently approved in the United States and some other jurisdictions for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin, a small molecule therapeutic. The labeling for our approved products will have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling will restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products.

We are aware that a significant number of competitor product candidates are currently under development and may become available in the future for the treatment of HBV, HCV and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if Tyzeka®/Sebivo® and other products, if any, we successfully develop are approved for sale and achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products, including lower priced generic products or technologies, are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to the use of our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to the use of our products.

Our research and development efforts may not result in additional product candidates being discovered on anticipated timelines, if at all, which could limit our ability to generate revenues.

Our research and development programs, other than our programs for valtorcitabine for HBV, valopicitabine for HCV and NNRTIs for HIV, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. We have recently submitted to the FDA an exploratory IND, for two HIV product candidates. This exploratory IND evaluation is intended to enable us to gain human pharmacokinetic insights through a microdosing study in healthy volunteers. The microdosing study is now complete and based on the overall profile of the product candidates, we have selected one of these product candidates, IDX-899, to advance in clinical development.

Our failure to successfully acquire or develop and market additional product candidates or approved drugs would impair our ability to grow.

As part of our strategy, we intend to establish a franchise in the HBV and HCV market by developing two or more product candidates for each therapeutic indication. The success of this strategy depends upon the development and commercialization of additional product candidates that we successfully discover, license or otherwise acquire.

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

As we continue to evolve from a company that was primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We have experienced rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we expect that our anticipated growth will continue to have a similar impact. As we market and sell Tyzeka® in the United States, further our preparations for the commercial launch of Sebivo® in jurisdictions outside the United States and advance our product candidates through clinical trials and regulatory approval processes, we are expanding significantly our marketing and sales, development, regulatory and manufacturing capabilities.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful commercialization of Tyzeka®/Sebivo® will depend in large part on our ability to recruit, train, deploy and retain an effective sales and marketing organization in a timely fashion. Our inability to recruit, train, deploy or retain an effective sales and marketing organization, or the loss of the service of any of the key members of our senior management team may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.

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

For Tyzeka®/Sebivo®, product liability claims could be made against us based on the use of our product in people. For Tyzeka®/Sebivo® and our product candidates, product liability claims could be made against us based on the use of our product candidates in clinical trials. We have obtained product liability insurance for Tyzeka®/Sebivo® and maintain clinical trial insurance for our product candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts in damages. This could adversely affect our cash position and results of operations.

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

One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of December 31, 2006, we have estimated that the performance period during which the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine will be completed is a period of approximately seven and one half years following the effective date of the development agreement that we entered into with Novartis, or December 2010. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed.

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

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

All of our product candidates, other than Tyzeka®/Sebivo®, are in development. Our product candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon our ability to successfully commercialize Tyzeka®/Sebivo® and other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of chronic hepatitis B in the United States. Applications seeking authorization to market Sebivo® have been filed with the EMEA and regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:

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

Any of the following could suspend, terminate or delay the completion of our ongoing, or the initiation of our planned, clinical trials:

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

If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to complete phase III and phase IIIb/IV clinical trials of Tyzeka®/Sebivo®;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine and/or valopicitabine;

•	we may be unable to commence human clinical trials of any HIV product candidate, additional HCV product candidates or other product candidates;

•	Novartis may choose not to license our product candidates other than Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue the research and development of our product candidates.

If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our collaborators will be unable to commercialize our product candidates.

Each of our product candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of our product candidates we are currently developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European

Union and in China, a major market for chronic hepatitis B therapeutics, have different approval procedures than those required by the FDA and may impose additional testing requirements for Sebivo® and our product candidates. While regulatory approval to market Sebivo® has been received in more than 10 countries outside the United States, including Switzerland, China, South Korea and Canada, the acceptability and approvability of other applications that have been submitted by Novartis for authorization to market Sebivo® in jurisdictions outside the United States cannot be currently predicted. Any failure or delay in obtaining such marketing authorizations would have a material adverse effect on our business.

Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we fail to comply with applicable U.S. and foreign regulations, we could lose approvals we have been granted and our business would be seriously harmed.

Even after approval, any drug product we successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs in the United States are limited to those specified in any FDA approval, and in other markets, regulatory approvals similar to FDA approval. Manufacturing facilities of Novartis, where the principal commercial supply of Tyzeka® will be manufactured and any other manufacturer we use to make other approved products, if any, will be subject to periodic review and inspection by the FDA or other similar regulatory authorities. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.

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

Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Any of our commercial products may not be considered cost effective and reimbursement may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Other than Tyzeka® in the United States, neither Sebivo® in countries outside of the United States nor any of our product candidates have received the pricing approvals required to commercialize such products, and therefore we do not know the level of reimbursement, if any, that we will receive for products. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.

We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will increase pressure on drug pricing and continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. If we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

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

Commercialization efforts in which we currently and expect to continue in the future to engage in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, federal and state anti-kickback laws and false claims laws. Our efforts to comply with these laws will be time consuming and expensive.

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

The activities in which we and Novartis expect to engage relating to the sale and marketing of Tyzeka®/Sebivo® and other products, if any, that are approved for commercialization will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price.

Our activities and those of Novartis could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have agreed to enter into corporate integrity agreements and have paid multi-million dollar fines and settlements for alleged violation of these laws, and other companies are under active investigation.

Although we have implemented a corporate compliance program as part of our commercialization preparations relating to Tyzeka®/Sebivo®, we have limited marketing and sales experience, and we cannot assure you that we or our employees, directors or agents are or will be or will act in compliance with all applicable laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical trials, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation.

Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our efforts to commercialize Tyzeka®/Sebivo® and other products, if any, that we successfully develop and receive approval to commercialize.

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

As of December 31, 2006, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in commercialization of Tyzeka®/Sebivo® and development of product candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.

In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Telbivudine is being marketed in the United States under the tradename Tyzeka® and outside the United States under the tradename Sebivo®. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.

Pursuant to the development agreement, we will co-promote and co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain, and Novartis will exclusively commercialize Sebivo® and other products, if any, we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we have established marketing and sales capabilities, which when combined with the capabilities Novartis will provide, is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any territories outside of the countries where we expect to co-promote and co-market our products with Novartis. We are dependent upon Novartis for the commercialization of our products in the other territories.

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

In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development agreement to license our other product candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such product candidates.

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

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development agreement and the stock purchase agreement. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV and HBV product candidates, including representations regarding our ownership of and licensed rights to the inventions and discoveries relating to such product candidates. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis may be substantial.

In May 2004, we entered into a settlement agreement with UAB and UABRF, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV product candidates. Under the terms of the settlement agreement, we agreed to make payments to UABRF, including an initial payment made in 2004 in the amount of $2 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV product candidates and may assert that such losses include the settlement payments.

Novartis could also suffer losses in connection with any amounts we become obligated to pay relating to or under the terms of any license agreement, including the UAB license agreement, or other arrangements we may be required to enter into with UAB, Emory University and CNRS, each licensors under the UAB license agreement, to commercialize telbivudine. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV product candidates.

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

If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our rights to commercialize Tyzeka®/Sebivo® or to develop or commercialize our product candidates.

We have significant obligations to Novartis under the development agreement and our master manufacturing and supply agreement, dated as of May 8, 2003, between us and Novartis. We refer to the master manufacturing and supply agreement as the supply agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement and supply agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach one or both of these agreements and are unable within an agreed time period to cure such breach, the agreements may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreements were terminated. Accordingly, if we materially breach our obligations under the development agreement or the supply agreement, we may lose our rights to develop our product candidates or commercialize our successfully developed products and receive lower payments from Novartis than we had anticipated.

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

If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize Tyzeka®/Sebivo® or our product candidates licensed to Novartis and the development and commercialization of our other product candidates could be delayed, curtailed or terminated.

Under the development agreement, we expect to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain, Tyzeka®/Sebivo® and other products, if any, that Novartis has licensed from us which are successfully developed and approved for commercialization. Novartis will market and sell these drug products throughout the rest of the world. Additionally, we have entered into agreements that set forth the terms and conditions pursuant to which Novartis will manufacture the U.S. commercial supply of Tyzeka® and we currently anticipate entering into similar agreements pursuant to which Novartis will manufacture the supply of Sebivo® intended for sale in all other parts of the world. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka®/Sebivo® and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.

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

Currently, we have limited sales, marketing and distribution capabilities. Although we have recently established an internal sales force and expanded our marketing capabilities in the United States and are building an internal sales force and marketing capabilities in those European countries where we expect to co-promote and co-market Sebivo® and other products we may successfully develop, we may elect to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements in time for the anticipated launch of Sebivo® in jurisdictions outside the United States, if approved, and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.

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

We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements and may manufacture API for commercial supply. Pursuant to the manufacturing agreement and packaging agreement, Novartis will manufacture the commercial supply of Tyzeka®, which is intended for sale in the United States. If the manufacturing arrangements we have established with Novartis relating to the manufacture of commercial supply intended for sale in the United States were to terminate or we are unable to successfully negotiate with Novartis an arrangement relating to the manufacture of commercial supply of Sebivo® intended for sale in countries outside the United States, the commercialization of Tyzeka®/Sebivo® could be interrupted or delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.

Factors Related to Patents and Licenses

If we are unable to adequately protect our patents and licenses related to our product candidates, or if we infringe the rights of others, we may not be able to successfully commercialize Tyzeka®/Sebivo® or other products, if any, that we successfully develop.

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

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat HBV infection, we cannot obtain patent protection on telbivudine itself. As a result, we are limited to relying upon patents granted on the method of using telbivudine as a medical therapy for the treatment of hepatitis B infection.

Our HBV product candidate, valtorcitabine, is a prodrug of the L-nucleoside ß-L-2’-deoxycytidine, or LdC, which is converted into biologically active LdC in the body. The U.S. Patent Office has issued to us a patent on valtorcitabine itself, as well as claims on pharmaceutical compositions that include valtorcitabine. Claims to the method to treat HBV using valtorcitabine are pending. We will not, however, be able to obtain patent protection on the biologically active form of LdC itself, because it was a known compound at the time the patent applications covering LdC were filed. Instead, our patent protection will be limited to patents covering the method of using LdC in medical therapy for the treatment of HBV infection. We are aware of an issued U.S. patent with claims directed to a broad genus of compounds, which may be construed to include valtorcitabine. We believe those claims to be invalid as a result of prior art in existence at the time those claims were filed. We would assert an invalidity defense against any such claims were they to be asserted against us. However, there is no assurance that these claims would be found to be invalid; in which case, we would need to obtain a license to these patent rights, which may not be available on reasonable terms, on an exclusive basis or at all.

Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV infection.

In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contended that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators.

If it is determined that the UAB license agreement does cover our use of telbivudine to treat HBV, we will be obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF would likely contend that we would obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine.

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

If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or non-exclusively license any claims covering the use of telbivudine to treat HBV to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have five U.S. patents covering the use of telbivudine to treat HBV, which we believe a competitor would infringe if it sought to commercialize telbivudine. Our patent applications are also pending in Europe, Australia, Canada, and Japan, as well as numerous other countries. Additionally, since we are the first company that is taking telbivudine through clinical trials, we expect to benefit from a five-year period of commercialization exclusivity in the United States that is granted by the FDA during which it will refuse to grant marketing approval to any competitor to sell telbivudine for the treatment of HBV. We may also receive regulatory exclusivity periods in Europe and in other countries.

If it is determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat HBV, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement. Pursuant to the terms of the development agreement and the stock purchase agreement, if there is a breach Novartis has the right to seek indemnification from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, for the losses Novartis incurs as a result of the breach. The amounts for which we could be liable to Novartis may be substantial.

In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV.

If the Board of Trustees of the University of Alabama and related entities are successful in the lawsuit against us, CNRS and the University of Montpellier, then UAB could obtain rights in certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV currently assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of telbivudine, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. We have not yet been able to determine whether the University of Alabama would be entitled to damages or the extent thereof if it were successful on its substantive claims.

Our initial HCV clinical product candidate, valopicitabine, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. We believe that valopicitabine may be a new compound, and therefore we are attempting to obtain patent protection on valopicitabine itself, as well as a method to treat HCV infection with valopicitabine. NM107 was a known compound at the time that the patent applications covering the use of this active form of valopicitabine to treat HCV infection were filed. We have three issued U.S. patents claiming methods of treatment using NM107, one directed to treating HCV infection specifically and two directed to treating flavivirus and pestivirus infection. We previously received a notice of allowance from the U.S. Patent Office for a patent covering the compound valopicitabine, and added a new inventor and assignee to this patent application. Subsequently, we received a new notice of allowance. We cannot, however, obtain patent protection on the compound NM107.

Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as valopicitabine, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and valopicitabine, generically, to treat HCV infection, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat HCV infection. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat HCV infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating HCV or other viral infection under U.S. law, we would need to obtain a license that may not be available at all or on commercially reasonable terms.

A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV infections that could materially affect our ability to develop and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitabine or any other HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidate.

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

In May 2004, we and our chief executive officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine, our HCV product candidate. Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding valopicitabine and our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.

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

If any of our agreements that grant us the exclusive right to make, use and sell Tyzeka®/Sebivo® and our product candidates are terminated, we may be unable to develop or commercialize our product candidates.

We, together with Novartis, have entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the

University of Cagliari, the co-owner of the patents and patent applications covering our HCV product candidates and certain HIV preclinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

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

If our cooperative research agreement with the University of Cagliari is terminated, we may be unable to utilize research results arising out of that work prior to the termination.

Our cooperative research agreement with the University of Cagliari, as amended, grants us the exclusive right to directly or indirectly use or license to Novartis or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement. Our cooperative agreement with the University of Cagliari currently expires in January 2011 and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms. If we are not able to obtain a license to research results in the event of a termination of the cooperative research agreement, we will be unable to develop the research results.

Factors Related to Our Common Stock

Sales of additional shares of our common stock could result in dilution to existing stockholders and cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of March 1, 2007, we had 56,153,393 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,467,572 shares of common stock with a weighted average exercise price of $13.05 per share.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of the launch of Tyzeka®/Sebivo® and launches of other products, if any, we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop, including the launch of Tyzeka® in the United States and the planned launch of Sebivo® outside the United States;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 130,000 square feet of office and laboratory space. Our major leased properties are described below:

	Approximate Square		Lease
Property Location	Feet	Use	Expiration Date

Cambridge, MA	49,912 sq ft	Office Headquarters	March 2010
	39,014 sq ft	Office and Laboratory	December 2013
Montpellier, France	35,215 sq ft	Office and Laboratory	August 2017

Item 3.	Legal Proceedings.

We are currently a party to one legal proceeding, where on January 12, 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. We have not yet been able to determine whether the University of Alabama would be entitled to damages or the extent thereof if it were successful on its substantive claims. We intend to vigorously defend this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX.” On March 1, 2007 the closing price of our common stock, as reported on the NASDAQ Global Market, $8.52 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock based on closing prices, as reported by the NASDAQ Global Market and, prior to July 1, 2006, the NASDAQ National Market.

	High	Low

2005
First quarter	$23.01	$15.66
Second quarter	$22.97	$17.27
Third quarter	$27.22	$20.86
Fourth quarter	$26.96	$16.86
2006
First quarter	$23.74	$13.56
Second quarter	$13.33	$7.76
Third quarter	$10.87	$8.63
Fourth quarter	$9.88	$8.12

Stockholders

On March 1, 2007, we had approximately 84 stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to declare or pay cash dividends.

Repurchase of Securities

None.

Item 6.	Selected Consolidated Financial Data

The following selected financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$67,377	$64,718	$95,389	$29,570	$3,465
Operating expenses
Cost of sales	62	—	—	—	—
Research and development	96,080	86,590	79,979	51,477	29,317
Selling, general and administrative	56,954	33,657	23,603	20,193	12,721

Total operating expenses	153,096	120,247	103,582	71,670	42,038

Loss from operations	(85,719)	(55,529)	(8,193)	(42,100)	(38,573)
Investment and other income, net	9,487	4,038	1,383	404	256
Income tax benefit (expense)	1,145	714	566	(184)	(39)

Net loss	(75,087)	(50,777)	(6,244)	(41,880)	(38,356)
Accretion of redeemable convertible preferred stock	—	—	—	(29,074)	(59,165)

Net loss attributable to common stockholders	$(75,087)	$(50,777)	$(6,244)	$(70,954)	$(97,521)

Basic and diluted net loss per common share	$(1.34)	$(1.03)	$(0.15)	$(2.70)	$(15.19)

Shares used in computing basic and diluted net loss per common share	56,005	49,395	41,369	26,232	6,421
Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,892	$83,733	$42,083	$43,485	$8,548
Working capital	110,159	167,069	70,123	30,399	1,602
Total assets	228,465	277,657	187,118	67,090	12,226
Deferred revenue, current	—	—	—	107	1,306
Deferred revenue, net of current portion	4,272	4,272	4,272	4,272	3,345
Deferred revenue, related party, current	13,490	9,695	9,695	10,756	—
Deferred revenue, related party, net of current portion	40,471	29,089	38,779	54,239	—
Long-term obligations	2,251	2,792	3,691	4,849	732
Redeemable convertible preferred stock	—	—	—	—	160,982
Accumulated deficit	(355,941)	(280,854)	(230,077)	(223,833)	(153,058)
Total stockholders’ equity (deficit)	142,025	206,887	109,058	(27,731)	(161,362)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Idenix Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on diseases caused by HBV, HCV and HIV. In October 2006, the Company received approval from the FDA to market its first product, Tyzeka® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine will be marketed as Sebivo®. Each of Tyzeka®/Sebivo® and the product candidates that we are developing are selective and specific, are being developed for once a day oral administration, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.

The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of product candidates and discovery programs:

Current Stage
Indication	Product/Product Candidates/Programs	of Development

HBV	Tyzeka®/Sebivo®	Received marketing approval in more than 10 countries to date, including the United States, Switzerland, China, South Korea and Canada
Filed applications seeking marketing authorization in the European Union, or EU, and certain other territories
Ongoing phase III and phase IIIb/IV clinical studies

HBV	Valtorcitabine	Phase IIb

HCV	Valopicitabine	Phase IIb
	Discovery Program	Preclinical

HIV	IDX-899	Completed microdosing study (phase 0)

In October 2005, we completed a public offering of our common stock in which we issued and sold 7,278,020 shares of common stock, including 3,939,131 shares of common stock to Novartis. From this sale of stock, we received approximately $145.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

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

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among us and Novartis as amended, and the master manufacturing and supply agreement dated as of May 8, 2003, between us and Novartis. Novartis paid us a license fee of $75 million for our HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, is providing development funding for Tyzeka®/Sebivo® and valtorcitabine and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. We achieved one of these regulatory milestones in February 2007 with the regulatory approval of Sebivo® in China for which we expect to receive $10 million from Novartis. Additional commercialization milestone payments will be paid to us by Novartis upon achievement of predetermined HBV product sales levels.

Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006 and Novartis is providing development funding for valopicitabine. Novartis has agreed to pay us up to $500 million in additional license fees and regulatory milestone payments for valopicitabine as follows: $45 million in license fees upon the advancement of valopicitabine into phase III clinical trials in treatment-naïve and treatment-refractory patients in the United States and $455 million in milestone payments upon achievement of regulatory filings and marketing authorization approvals of valopicitabine in the United States, Europe and Japan. In addition, Novartis has agreed to pay us additional commercialization milestone payments based upon achievement of predetermined sales levels for valopicitabine.

We plan to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed and approved for commercial sales, including Tyzeka®/Sebivo®. Novartis has the exclusive right to promote and market such products in the rest of the world. In support of such co-promotion and co-marketing activities, we have recruited and employed a sales force in the United States and anticipate recruiting a sales force in each of the other co-promotion and co-marketing countries in advance of the marketing authorization approval, if any, of Sebivo® in each of these European countries.

Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture API for the commercial supply of licensed products if certain conditions and criteria were satisfied. In June 2006, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the manufacturing agreement, Novartis will manufacture the commercial supply of Tyzeka® that is intended for sale in the United States. The packaging agreement provides that the supply of Tyzeka® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation. We are in discussions with Novartis about finalizing the manufacturing rights for the long-term supply of Sebivo® in the rest of the world.

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

In addition to Tyzeka®/Sebivo®, we have three product candidates that are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. Currently, Tyzeka®/Sebivo® has received regulatory approval in more than 10 countries including the United States, Switzerland, China, South Korea and Canada. Additionally, Novartis has submitted applications seeking authorization to market Sebivo® in other territories, including the European Union and Taiwan. Even with the approval of Tyzeka®/Sebivo® in the United States and several other markets, we do not expect to realize sufficient product sales in 2007 to support our operating costs. Accordingly, we expect our sources of funding for 2007 to consist principally of the reimbursement of expenses we may incur in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine; milestone payments we expect to receive from the approval of Sebivo® in the European Union and China; and anticipated proceeds from product sales of Tyzeka®/Sebivo®.

Since our inception through December 31, 2006, we have recognized revenues from Tyzeka® product sales in the United States, license fees and milestone payments, development expense reimbursements received from our collaborators and government grants. We derived substantially all of our total revenues from Novartis for the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for Tyzeka®/Sebivo®, valtorcitabine and valopicitabine and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.

In October 2006, we received approval from the FDA to market our first product, Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. Shortly thereafter, we started recognizing revenue from product sales associated with Tyzeka® in the United States. We have also received marketing authorization approvals for Sebivo® in a number of countries, including Switzerland, South Korea, and Canada. We expect that our revenues associated with product sales from Tyzeka®/Sebivo® will increase in 2007 as we and Novartis increase our sales efforts to launch this new product.

We have incurred significant losses since our inception in May 1998 and expect losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities, principally focused on the commercial launch of Tyzeka®/Sebivo®, and the expansion of our sales, operational and administrative infrastructure, we expect to incur additional operating losses for the foreseeable future.

Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. We incur the majority of our research and development spending as a result of clinical, preclinical and manufacturing activity with third-party contractors relating to the development of our HBV, HCV and HIV product candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential product candidates and advance our clinical trials.

Set forth below are the direct third-party research and development expenses incurred during the period from May 1, 1998 through December 31, 2003, the years ended December 31, 2004, 2005 and 2006 in connection with our preclinical studies and clinical trials of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine.

		Period
		from
		May
		1,
		1998
		(Inception)
		Through
		December
Disease	Product/Product	31,	Years Ended December 31,
Indication	Candidate	2003	2004	2005	2006	Total
	(In thousands)

HBV	Tyzeka®/Sebivo®	$41,519	$43,483	$46,447	$36,310	$167,759
HBV	Valtorcitabine	8,338	8,673	3,770	3,726	24,507
HCV	Valopicitabine	8,947	7,096	12,140	11,489	39,672

		$58,804	$59,252	$62,357	$51,525	$231,938

We anticipate that we will incur significant additional direct third-party research and development expenses prior to the commercial launch of our HBV and HCV product candidates. We expect such amounts to approximate those set forth below:

Estimated Additional
Amount of
Direct Third-Party
Research and
Development Expenses
Expected to
be Incurred
	Current Stage of	Prior to
Product Candidate	Development	Commercial Launch

Valtorcitabine	phase IIb	$40 to $70 million
Valopicitabine	phase IIb	$100 to $150 million

Our current estimates of additional direct third-party research and development expenses do not include the cost of phase IIIb/IV clinical trials and other clinical trials that are not required for regulatory approval. We use our employees and our infrastructure resources across several projects, including our product discovery efforts. We do not allocate our infrastructure costs on a project-by-project basis. As a result, we are unable to estimate the internal costs incurred to date for our product candidates on a project-by-project basis.

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

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Total revenues were $67.4 million for the year ended December 31, 2006 as compared with $64.7 million for the year ended December 31, 2005.

Total revenues for the year ended December 31, 2006 were primarily comprised of $66.7 million in related party revenue from Novartis, consisting of $12.0 million in license fee revenue and $54.7 million in reimbursement of research and development expenses, and $0.4 million in product sales in 2006 after the approval of Tyzeka® in the United States in October 2006.

Total revenues for the year ended December 31, 2005 were primarily comprised of $64.4 million in related party revenue from Novartis, consisting of $9.7 million in license fee revenue and $54.7 million in reimbursement of research and development expenses.

The increase in revenues of $2.7 million for the year ended December 31, 2006 as compared with 2005 was primarily due to an increase in license fee revenue from Novartis as a result of the licensing by Novartis of valopicitabine in March 2006.

Research and Development Expenses

Research and development expenses were $96.1 million for the year ended December 31, 2006 as compared with $86.6 million for the year ended December 31, 2005. The increase of $9.5 million was primarily due to increases of $5.2 million for HCV and HIV collaborations with third parties; $2.4 million in salary and other payroll-related expenses associated with the hiring of additional employees for expanded research and development activities; and $2.2 million in stock-based compensation with the adoption of the Statement of Financial Accounting Standard, or SFAS, No. 123(R). These increases were partially offset by a decrease of $3.2 million in expenses for third party contractors, primarily related to lower clinical trial activity as a result of nearing completion of our GLOBE study and certain phase IIIb clinical trials for telbivudine.

We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities, engage in a greater number of later stage clinical trials as we continue to advance our product candidates and explore collaborations with other entities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.0 million for the year ended December 31, 2006 as compared with $33.7 million for the year ended December 31, 2005. The increase of $23.3 million was primarily due to an increase of $5.1 million in stock-based compensation with the adoption of SFAS 123(R); and increases in selling and marketing expenses in preparation of and for the commercial launch of Tyzeka®/Sebivo®.

We expect that our selling, general and administrative expenses will increase significantly in the future as we expand our selling and marketing activities and continue to increase our commercial infrastructure to support Tyzeka®/Sebivo®, implement new computer systems and hire additional personnel to support our growing operations.

Investment Income, Net

Net investment income was $9.5 million for the year ended December 31, 2006 as compared with $4.0 million for the year ended December 31, 2005. The increase of $5.5 million was primarily the result of higher average cash and marketable securities balances held during the year ended December 31, 2006 due to the receipt of proceeds from our public offering in October 2005 and the license payment received from Novartis in March 2006 and higher interest rates in 2006.

Income Taxes

Income tax benefit was $1.1 million for the year ended December 31, 2006 compared with income tax benefit of $0.7 million for the year ended December 31, 2005. The income tax benefits for the years ended December 31, 2006 and 2005 were due to amounts our French subsidiary has received or is expected to receive for certain research and development tax credits. The increase of $0.4 million in the income tax benefit was primarily due to higher research and development costs incurred by our French subsidiary in 2006 that were eligible for the research and development credit.

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

Total revenues for the year ended December 31, 2004 were primarily comprised of $95.0 million in related party revenue from Novartis, consisting of $9.1 million in license fee revenue, net of a $1.9 million reduction due to Novartis stock subscription rights, $25.0 million in milestone revenue relating to the development of valopicitabine and $60.9 million in reimbursement of research and development expenses relating to Tyzeka®/Sebivo® and valopicitabine.

The decrease in revenues of $30.7 million for the year ended December 31, 2005 as compared with 2004 was primarily due to a one time $25.0 million milestone payment received in June 2004 from Novartis relating to the development of valopicitabine and lower reimbursements from Novartis as a result of the decrease in 2005 of the development costs for Tyzeka®/Sebivo® and valopicitabine.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.7 million for the year ended December 31, 2005 as compared with $23.6 million for the year ended December 31, 2004. The increase of $10.1 million was primarily due to an increase of $4.7 million in salary and payroll-related expenses in support of our growing operations and $4.3 million in general marketing and consulting activities in anticipation of the commercial launch of Tyzeka®/Sebivo®.

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

Liquidity and Capital Resources

Since our inception in 1998, we have primarily financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. These proceeds include license, milestone and other payments from Novartis, reimbursement from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, net proceeds from private placements of our convertible preferred stock, net proceeds from the initial public offering and concurrent private placement of our common stock in July 2004, net proceeds from a public offering of our common stock in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

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

We had $55.9 million and $83.7 million in cash and cash equivalents as of December 31, 2006 and 2005, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of December 31, 2006, we had $71.3 million in current marketable securities and $59.2 million in non-current marketable securities. As of December 31, 2005, we had $95.6 million in current marketable securities and $62.9 million in non-current marketable securities.

Net cash used in operating activities was $48.8 million, $56.3 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash used in operating activities for the years ended December 31, 2006, 2005 and 2004, respectively, was due primarily to the net losses for the periods, excluding stock-based compensation and other non-cash charges adjusted for changes in working capital. The decrease in cash used in operating activities for the year ended December 31, 2006 in comparison to the year ended December 31, 2005 was due primarily to the receipt of a $25.0 million license payment from Novartis in March 2006 offset by an increase in operating expenses. The increase in the net cash used in operating activities for the year ended December 31, 2005 in comparison to the year ended December 31, 2004 was primarily due to an increase in operating expenses, principally for research and development and marketing activities. These increases were offset by a net loss for the period excluding stock-based compensation expense, an increase in accounts receivable from Novartis for the reimbursement of certain research and development costs and deposit payments made to vendors on contracts associated with our phase III telbivudine clinical trials.

Net cash provided by investing activities was $19.9 million for the year ended December 31, 2006. Net cash used in investing activities in 2006 was $49.1 million and $119.4 million for the years ended December 31, 2005 and 2004, respectively. The cash provided by investing activities was due to net transfers of $29.5 million from our investment portfolio to finance operating activities, partially offset by capital expenditures. The net cash used in investing activities for the year ended December 31, 2005 was principally due to the investment of a portion of the net proceeds from our public offering completed in October 2005, net of $113.8 million in sales of marketable securities; capital expenditures primarily for leasehold improvements in Cambridge, Massachusetts and Montpellier, France and the implementation of computer systems projects. The net cash used in investing activities for the year ended December 31, 2004 was principally due to the investment of a portion of the net proceeds from our initial public offering and concurrent private placement in marketable securities and capital expenditures primarily on leasehold improvements in Cambridge, Massachusetts and Cagliari, Italy.

Net cash provided by financing activities was $1.0 million, $147.5 million and $134.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash provided by financing activities for the year ended December 31, 2006 was primarily due to the exercise of stock options by employees. The net cash provided by financing activities for the year ended December 31, 2005 was primarily due to the net proceeds from our public offering and concurrent private placement completed in October 2005 and the exercise of stock options held by employees. The net cash provided by financing activities for the year ended December 31, 2004 was primarily due to net proceeds from the initial public offering and concurrent private placement completed in July 2004.

Set forth below is a description of our contractual obligations as of December 31, 2006.

	Payments Due by Period
		Less	One	Three
		Than	to	to	After
		One	Three	Five	Five
Contractual Obligations	Total	Year	Years	Years	Years
	(In thousands)

Operating leases	$20,081	$3,376	$6,396	$4,328	$5,981
Consulting and other agreements	7,513	2,151	4,302	1,060	—

Total contractual obligations	$27,594	$5,527	$10,698	$5,388	$5,981

We have certain potential milestone payment obligations relating to our HBV and HCV product and product candidates. These obligations are excluded from the contractual obligations table above.

In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option allowing us the ability to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.

In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. We entered into amendments to this lease agreement in July 2006 and September 2006 to lease additional office space in the same building. The term of the lease for all office space being rented under this lease agreement and its amendments expires in March 2010. The lease agreement also includes an option, exercisable not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that we occupy. We also have been provided allowances totaling $1,211,000 to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent, which is being amortized as a reduction of rent over the lease term.

In connection with certain of our operating leases, we have letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through May 2013.

Pursuant to the license agreement, between us and the University of Alabama at Birmingham, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, Emory University and Le Centre Nationale de la Recherche Scientifique, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV infection.

In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contended that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators.

We do not regard it to be probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of December 31, 2006. However, if it were determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.

If it were determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat HBV, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made in the development agreement and the stock purchase agreement. For a further description see “Collaborations —

Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”

Separately, we had a research collaboration with CNRS, one of the 1998 licensors. In May 2003, we and Novartis entered into an amended and restated cooperative agreement with CNRS and L’Universite Montpellier, or the University of Montpellier, pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement included provisions relating to the ownership and commercialization of the technology, which is discovered or obtained as part of the collaboration as well as rights regarding ownership or use of such technology upon termination of the agreement. This cooperative agreement expired in December 2006. We do not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either our cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to us pursuant to the cooperative agreement.

In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of the UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. We have not yet been able to determine whether the University of Alabama would be entitled to damages or the extent thereof if it were successful on its substantive claims. We intend to vigorously defend this lawsuit.

Additionally, in connection with the resolution of matters relating to certain of our HCV product candidates we entered into a settlement agreement with UABRF which provides for a milestone payment of $1.0 million to UABRF upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. Such HCV products would include valopicitabine if successfully developed and commercialized.

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

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. The settlement agreement which we entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan.

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. As part of the agreement, we provided a $2.0 million upfront payment to Metabasis, which was recorded in research and development expense in the fourth quarter of 2006. If a lead candidate is identified, we will assume development responsibility and Metabasis will be eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resultant marketed products, we will retain full commercial rights and pay Metabasis a royalty based on net sales of the product.

We believe that our current cash and cash equivalents and marketable securities; funding we expect to receive from Novartis relating to the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine; and milestone payments we expect to receive from Novartis for the approval of Sebivo® in the European Union and China, together with anticipated proceeds from sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs until the end of 2008. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private equity or debt financing, collaborative relationships or other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.

Off-Balance Sheet Transactions

We currently have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to collaborative research and development, revenue recognition, accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

To date, we have received from Novartis a $25.0 million license fee for valopicitabine, a $75.0 million license fee for Tyzeka®/Sebivo® and valtorcitabine, and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. We included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. We also incurred approximately $2.2 million in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis has reimbursed us. The sum of these amounts received from Novartis, totaling $107.2 million has been recorded as license fees and is being recognized over the development period of the licensed product candidates.

We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed product candidates. We have estimated that the performance period during which the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the development agreement that we entered into with Novartis, or December 2010. We are recognizing revenue on the license fee payments over this period. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

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

Additionally, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Subject to certain exceptions, upon the grant of options and stock awards under stock incentive plans, other than the 1998 Equity Incentive Plan, we record, as a reduction of the license fees and payments received from Novartis, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder. The amount is attributed proportionately between cumulative revenue recognized as of that date and the remaining amount of deferred revenue. These amounts are adjusted through the date that either Novartis elects to exercise its stock subscription rights or the right expires. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable pursuant to the 1998 Equity Incentive Plan in connection with the exercise of stock options granted after May 8, 2003. In exchange for Novartis’ termination of such right, we issued 1,100,000 shares of our common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance to Novartis of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan were terminated and no additional adjustments to revenue and deferred revenue will be required for options exercised under this plan. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as we granted options that were subject to Novartis’ stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis in May 2003. We are still subject to potential revenue adjustments relating to future grants of options and stock awards under our 2005 Stock Incentive Plan and other equity plans that our board of directors may approve and stockholders adopt.

As of December 31, 2006, the license fee has been reduced by $15.5 million and has been reclassified to additional paid-in capital. Of this amount, $7.4 million has been recorded as a reduction of deferred revenue as of December 31, 2006 with the remaining amount of $8.1 million recorded as a reduction of revenue.

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million in deferred revenue on our consolidated balance sheet at December 31, 2006 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. If and when we determine that we will not seek regulatory approval for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with preclinical and clinical trials, fees paid to contract manufacturers in conjunction with the production of materials related to our product candidates and third party expenses relating to marketing efforts associated with commercialization of our product and product candidates. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us and account for these estimates in accordance with accounting principles involving accrued expenses and income tax liabilities generally accepted in the United States.

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

We adopted SFAS No. 123(R) on January 1, 2006. We applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R) including the years ended December 31, 2005 and 2004, respectively, have not been restated to reflect the fair value method of expensing required by SFAS No. 123(R). Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method prescribed in APB No. 25 and related interpretations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, or FSP FAS 123(R)-3. In accordance with FSP FAS 123(R)-3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R)-3. Effective in the fourth quarter of 2006, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool or windfall, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of the alternative transition method resulted in no impact on our financial statements.

For purposes of estimating the fair value of stock options granted during the year ended December 31, 2006 using the Black-Scholes method, we have made assumptions for the inputs in the model regarding expected dividend yield, risk-free interest rate, expected option term and expected volatility. The amounts recognized for stock-based compensation expense could vary depending upon changes in assumptions in the model.

No dividend yield was assumed as we do not pay dividends on our common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option (4.78% for the year ended December 31, 2006). The expected option term (5 years for the year ended December 31, 2006) and expected volatility (63% for the year ended December 31, 2006) were determined by examining the expected option term and volatility of our own stock as well as the expected terms and volatilities of similarly sized biotechnology companies.

As share-based compensation expense recognized in the condensed consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2006, because substantially all of the Company’s stock option grants vest monthly, no forfeiture assumption was applied. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Our equity incentive plans are administered by the compensation committee of our board of directors. The compensation committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees at an exercise price per share not less than the fair market value per share of common stock as determined by the board of directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of our common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the compensation committee may determine. The compensation committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine. These equity incentive plans are described more fully in Note 11 to the Consolidated Financial Statements.

For purposes of our consolidated statements of operations, we have allocated stock-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option and restricted stock grants. We expect to continue to grant options to purchase common stock in the future.

Recent Accounting Pronouncements

In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet a “more likely than not threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. FIN No. 48 should clarify the accounting for uncertain tax positions in accordance with SFAS 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and interim periods within those years. We are currently evaluating the impact, if any, that this Interpretation will have on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108, which is effective for fiscal years beginning after November 15, 2006. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. We adopted SFAS No. 158 effective December 31, 2006 and the adoption did not have a material impact on our financial statements.

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

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $1.3 million to our interest rate sensitive instruments.

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

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Idenix’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Idenix are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Idenix’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “Compensation of Directors” and “Sections 16(a) Beneficial Ownership Reporting and Compliance.”

Codes of Business Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our web site, www.idenix.com, and is available in print to any shareholder upon request. Information regarding any amendments to the Code of Business Conduct and Ethics will also be posted on our web site.

Item 11.	Executive Compensation

The response to this Item is incorporated herein by reference to our 2007 Proxy Statement under the captions “Compensation of Executive Officers”, “Compensation Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated herein by reference to our 2007 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated herein by reference to our 2007 Proxy Statement under the captions “Certain Relationships and Related Transaction”, “Employment Agreements” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated herein by reference to our 2007 Proxy Statement under the captions “Audit Fees”, “Audit-Related Fees”, “All Other Fees” and “Pre-Approval Policies.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:

We have completed integrated audits of Idenix Pharmaceuticals, Inc.’s December 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its December 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2007

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$55,892	$83,733
Restricted cash	411	411
Marketable securities	71,251	95,579
Accounts receivable, net	509	—
Receivables from related party	12,035	13,723
Income taxes receivable	201	—
Inventory	400	—
Prepaid expenses and other current assets	6,906	6,139

Total current assets	147,605	199,585
Property and equipment, net	17,448	11,051
Restricted cash, non-current	750	750
Marketable securities, non-current	59,208	62,855
Income taxes receivable, non-current	2,060	946
Investment	500	500
Other assets	894	1,970

Total assets	$228,465	$277,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,811	$5,665
Accrued expenses	15,679	16,685
Payables to related party	939	—
Deferred rent	338	265
Deferred revenue, related party	13,490	9,695
Income taxes payable	189	206

Total current liabilities	37,446	32,516
Long-term obligations	2,251	2,792
Deferred rent, net of current portion	2,000	2,101
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	40,471	29,089

Total liabilities	86,440	70,770
Commitments and contingencies (Notes 12 and 18)
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 and 60,000,000 shares authorized at December 31, 2006 and 2005; 56,091,632 and 55,813,275 shares issued and outstanding at December 31, 2006 and 2005, respectively	56	56
Additional paid-in capital	497,778	488,340
Deferred compensation	(106)	(320)
Accumulated other comprehensive income (loss)	238	(335)
Accumulated deficit	(355,941)	(280,854)

Total stockholders’ equity	142,025	206,887

Total liabilities and stockholders’ equity	$228,465	$277,657

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
License fees and collaborative research and development — related party	$66,724	$64,418	$95,004
Product sales, net	424	—	—
Government research grants	229	300	385

Total revenues	67,377	64,718	95,389

Operating expenses:
Cost of sales	62	—	—
Research and development	96,080	86,590	79,979
Selling, general and administrative	56,954	33,657	23,603

Total operating expenses	153,096	120,247	103,582

Loss from operations	(85,719)	(55,529)	(8,193)
Investment income, net	9,484	4,044	1,379
Other income (expense)	3	(6)	4

Loss before income taxes	(76,232)	(51,491)	(6,810)
Income tax benefit	1,145	714	566

Net loss	$(75,087)	$(50,777)	$(6,244)

Basic and diluted net loss per common share	$(1.34)	$(1.03)	$(0.15)

Shares used in computing basic and diluted net loss per common share	56,005	49,395	41,369

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006, 2005, 2004

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)	Loss
	(In thousands, except share data)

Balance at December 31, 2003	36,450,383	$36	$199,609	$(3,889)	$346	$(223,833)	$(27,731)
Issuance of common stock to related party	108	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering expenses and underwriting discounts of $7,425	4,600,000	5	56,970	—	—	—	56,975
Issuance of common stock upon private placement with related party	5,400,000	5	75,595	—	—	—	75,600
Issuance of common stock upon exercise of employee stock options	210,646	1	885	—	—	—	886
Issuance of common stock upon vesting of restricted stock options	96,750	—	286	—	—	—	286
Deferred compensation related to employee stock option grants	—	—	198	(198)	—	—	—
Amortization of deferred compensation	—	—	—	2,100	—	—	2,100
Issuance of common stock for settlement of antidilution shares contingently issuable to related party	1,100,000	1	—	—	—	—	1
Antidilution shares contingently issuable to related party	—	—	7,395	—	—	—	7,395
Net loss	—	—	—	—	—	(6,244)	(6,244)	$(6,244)
Net change in unrealized holding losses on marketable securities	—	—	—	—	(343)	—	(343)	(343)
Cumulative translation adjustment	—	—	—	—	133	—	133	133

Comprehensive loss	—	—	—	—	—	—	—	$(6,454)

Balance at December 31, 2004	47,857,887	48	340,938	(1,987)	136	(230,077)	109,058
Issuance of common stock upon follow on public offering, net of offering expenses and underwriting discounts of $4,567	3,338,889	3	64,245	—	—	—	64,248
Issuance of common stock upon follow on public offering, with related party	3,939,131	4	81,181	—	—	—	81,185
Compensation related to modification of employee stock options	—	—	98	—	—	—	98
Issuance of common stock upon exercise of stock options	590,618	1	2,017	—	—	—	2,018
Issuance of common stock upon vesting of stock options	86,750	—	255	—	—	—	255
Forfeiture of common stock under stock option plans	—	—	(385)	385	—	—	—
Amortization of deferred compensation	—	—	—	1,282	—	—	1,282
Antidilution shares contingently issuable to related party	—	—	(9)	—	—	—	(9)
Net loss	—	—	—	—	—	(50,777)	(50,777)	$(50,777)
Net change in unrealized holding gains on marketable securities	—	—	—	—	119	—	119	119
Cumulative translation adjustment	—	—	—	—	(590)	—	(590)	(590)

Comprehensive loss	—	—	—	—	—	—	—	$(51,248)

Balance at December 31, 2005	55,813,275	56	488,340	(320)	(335)	(280,854)	206,887
Issuance of common stock upon exercise of stock options	260,612	—	892	—	—	—	892
Issuance of common stock upon vesting of stock options	14,442	—	44	—	—	—	44
Issuance of common stock to related party	3,303	—	54	—	—	—	54
Stock-based compensation for non-employees	—	—	30	—	—	—	30
Amortization of deferred compensation	—	—	8,393	214	—	—	8,607
Antidilution shares contingently issuable to related party	—	—	25	—	—	—	25
Net loss	—	—	—	—	—	(75,087)	(75,087)	$(75,087)
Net change in unrealized holding gains on marketable securities	—	—	—	—	191	—	191	191
Cumulative translation adjustment	—	—	—	—	382	—	382	382

Comprehensive loss	—	—	—	—	—	—	—	$(74,514)

Balance at December 31, 2006	56,091,632	$56	$497,778	$(106)	$238	$(355,941)	$142,025

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(75,087)	$(50,777)	$(6,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,463	2,066	1,304
Stock-based compensation expense	8,637	1,388	2,100
Accrued interest on marketable securities	(1,319)	(991)	(70)
Revenue adjustment for contingently issuable shares	12	3	1,859
Changes in operating assets and liabilities:
Accounts receivables	(509)	—	—
Receivables from related party	1,688	2,520	(5,091)
Inventory	(400)	—	—
Prepaid expenses and other current assets	(753)	(2,992)	1,639
Income taxes receivable	(1,347)	(576)	(370)
Other assets	1,076	(26)	(532)
Accounts payable	1,146	1,154	(1,629)
Accrued expenses	(982)	1,718	2,975
Payables to related party	939	—	—
Deferred rent	(28)	860	(51)
Deferred revenue	—	—	(107)
Deferred revenue, related party	15,189	(9,697)	(10,986)
Income taxes payable	(17)	(104)	(277)
Long-term obligations	(541)	(865)	(902)

Net cash used in operating activities	(48,833)	(56,319)	(16,382)

Cash flows from investing activities:
Purchase of property and equipment	(9,561)	(6,586)	(3,931)
Purchases of marketable securities	(243,011)	(155,963)	(189,831)
Sales and maturities of marketable securities	272,496	113,824	74,375
Restricted deposits	—	(411)	20

Net cash provided by (used in) investing activities	19,924	(49,136)	(119,367)

Cash flows from financing activities:
Net proceeds from sale of common stock in public offerings and private placements, net of offering costs	—	145,433	133,409
Proceeds from exercise of common stock options	902	2,018	897
Proceeds from issuance of common stock to related party	54	—	—
Repayment of capital lease obligations	—	—	(2)

Net cash provided by financing activities	956	147,451	134,304

Effect of changes in exchange rates on cash and cash equivalents	112	(346)	43

Net (decrease) increase in cash and cash equivalents	(27,841)	41,650	(1,402)
Cash and cash equivalents at beginning of year	83,733	42,083	43,485

Cash and cash equivalents at end of year	$55,892	$83,733	$42,083

Supplemental disclosure of cash flow information:
Taxes paid	$144	$53	$178
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	25	(9)	7,395

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). In October 2006, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its first product, Tyzeka® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine will be marketed as Sebivo®.

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

In connection with certain operating lease commitments of the Company (Note 12), the Company issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, accounts receivable and receivables from related party. The Company invests its excess cash, cash equivalents and marketable securities in interest bearing accounts of major

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. financial institutions. Accordingly, management believes these investments are subject to minimal credit and market risk and are of high credit quality.

At December 31, 2006 and 2005, all of the Company’s receivables from related party were due from Novartis. At December 31, 2006, accounts receivable were from product sales of Tyzeka®. Revenue from Novartis represented substantially all of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of December 31, 2006 and 2005 due to the short-term nature of these items.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory for excess or obsolete inventory and writes down obsolete inventory to its estimated net realizable value. The Company capitalizes inventory costs related to products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and future economic benefit is expected to be realized. This is completed through an assessment of the regulatory approval process and where the particular product stands relative to the approval process, including any known constraints to approval, including safety, efficacy, potential labeling restrictions, anticipated research and development initiatives and the manufacturing environment and their impact on the Company’s ability to market the product. There is risk in these judgments and the Company would be required to expense previously capitalized costs related to pre-approval inventory upon a change in these estimates, such as a denial or delay of regulatory approval. At December 31, 2006, the Company did not have any inventory associated with products that did not receive regulatory approval.

Investment

The Company has one long-term investment recorded under the cost method of accounting. When the Company holds an ownership interest of less than 20%, and does not have the ability to exercise significant influence over the operating activities of the entity in which the investment is held, the Company accounts for its investment using the cost method. The Company monitors its investment on a quarterly basis to determine whether any impairment is required. If any adjustment to fair value reflects a decline in the value of the investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the write down is included in the Company’s consolidated statement of operations. The Company currently owns 500,000 shares of Pharmasset Ltd. with a cost basis of $500,000.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the asset life or the lease term. Upon disposal of fixed assets, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment was recognized for any of the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition

The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company records revenue earned under collaborative research and development arrangements, product sales and government research grants.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.

Product Sales — Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. The Company estimates its deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate. The Company has a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka® sales in the United States. In this arrangement, the Company co-promotes Tyzeka® with Novartis in the United States, but the Company has primary responsibility for U.S. commercialization. As a result, the Company records net product sales and related production costs for the Company’s U.S. commercial collaboration in the statement of operations on a gross basis since the Company has the inventory and credit risk, and meets the criteria as a principal in the transaction. The Company records the U.S. commercial collaboration profit-sharing expense with Novartis as a reduction of license fees and collaborative research and development revenue.

Government Research Grant Revenue — Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

Research and Development Expenses

All costs associated with internal research and development and external research and development services, including pre-clinical and clinical trial studies are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and stock-based compensation related to employees involved in the Company’s research and development.

Patents

All costs to secure and defend patents are expensed as incurred.

Share-Based Compensation

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

The Company adopted SFAS No. 123(R) on January 1, 2006. The Company applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the years ended December 31, 2005 and 2004, have not been restated to reflect the fair value method of expensing. Prior to January 1, 2006, the Company accounted for its stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, or FSP FAS 123(R)-3. In accordance with FSP FAS 123(R)-3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R)-3. Effective in the fourth quarter of 2006, the Company elected to adopt the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool or windfall, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of the alternative transition method resulted in no impact on the Company’s financial statements.

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

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are the local currency or the U.S. dollar. When the functional currency of the foreign subsidiary is the local currency, assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the end of the accounting period. Income and expense items are translated at the average exchange rates for the period. Net gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ equity. When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates. Revenue and expense amounts are remeasured using the average exchange rate for the period. Gains and losses resulting from foreign currency remeasurements are included in the consolidated statement of operations. Net realized gains and losses from foreign currency transactions are included in the consolidated statement of operations.

Income Taxes

Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized (Note 13). The Company records liabilities for tax contingencies if it is probable that the Company has incurred a tax liability and the liability or the range of loss can be reasonably estimated.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive income (loss). The consolidated statements of stockholders’ equity and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2006, 2005 and 2004.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires companies to report information about the annual financial statements of operating segments. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management of the Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in only one reportable segment.

3.	Novartis Relationship

Overview

In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the development, license and commercialization agreement dated May 8, 2003 by and among the Company and Novartis (as amended, the “Development Agreement”). As a part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, is providing development funding for Tyzeka®/Sebivo® and valtorcitabine and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional commercial milestone payments based upon achievement of predetermined HBV product sales levels. One of these regulatory milestones was achieved in February 2007 with the regulatory approval of Sebivo® in China for which the Company expects to receive a $10,000,000 milestone payment from Novartis.

Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006 and is providing development funding for valopicitabine. Novartis has agreed to pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments for valopicitabine as follows: $45,000,000 in license fees upon the advancement of valopicitabine into phase III clinical trials in treatment-naïve and treatment-refractory patients in the United States and $455,000,000 in milestone payments upon achievement of regulatory filings and marketing authorization approvals of valopicitabine in the United States, Europe and Japan. In addition, Novartis has agreed to pay the Company additional commercial milestone payments based upon achievement of predetermined sales levels for valopicitabine. In June 2004, the Company received a $25,000,000 milestone payment from Novartis that it recognized as revenue based upon results from a phase I clinical trial of valopicitabine.

Under the Development Agreement, the Company granted Novartis an exclusive, worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market Tyzeka®/Sebivo®, valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, and up to an additional $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of December 31, 2006, Novartis owns approximately 56% of the Company’s outstanding stock.

To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for Tyzeka®/Sebivo® and valtorcitabine, offset by $75,000 in interest costs, and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The sum of these amounts received from Novartis, totaling $107,175,000, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.

The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. The Company has estimated that the performance period during which the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine will be completed is a period of approximately seven and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2010. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357,000,000 to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.

If the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, is recorded as a reduction of the license fees associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the final measurement date and the remaining deferred revenue.

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

As of December 31, 2006, Novartis stock subscription rights have reduced the license fees by an aggregate of $15,451,000 which has been recorded to additional paid-in capital. Of this amount, $7,419,000 is recorded in deferred revenue as of December 31, 2006 with the remaining amount of $8,032,000 recorded as a reduction of revenue.

Manufacturing and Packaging Agreements

In June 2006 after completing a competitive bid process where Novartis had the right to match the best third-party bid, the Company entered into a commercial manufacturing agreement (“Manufacturing Agreement”) with Novartis and a packaging agreement (“Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis will manufacture the commercial supply of Tyzeka® that is intended for sale in the United States. The Packaging Agreement provides that the supply of Tyzeka® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.

Product Sales Arrangements

In connection with the Novartis license of product candidates under the Development Agreement, the Company retained the right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, the Company will act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom, France, Germany, Italy and Spain, Novartis will act as the lead party, record revenue from product sales and will share with the Company the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. The amount of the net benefit that will be shared with the Company will start at 15% for the first 12 month period following the date of launch, increasing to 30% for the second 12 month period following the date of launch and 50% thereafter. In other countries, the Company will effectively sell products to Novartis for their further sale to third parties. Novartis will pay the Company for such products at a price that is determined under the terms the Company’s supply agreement with Novartis.

In October 2006, the Company received approval from the FDA to market its first product, Tyzeka®, in the United States. The Company recognized $424,000 in net sales from Tyzeka® during the year ended December 31, 2006 after receiving FDA approval. Sebivo® also has been approved in a number of jurisdictions, including Switzerland, China, South Korea and Canada. There were no sales of Sebivo® in territories outside of the United States during the year ended December 31, 2006.

4.	Public Offerings of Common Stock

Initial Public Offering of Common Stock

In July 2004, the Company completed an initial public offering of 5,800,000 shares of its common stock, consisting of:

•	4,600,000 shares offered by the Company; and

•	1,200,000 shares offered by the Company’s selling stockholders.

In addition, the Company entered into two stock purchase agreements with Novartis, providing for the purchase by Novartis and sale by the Company of:

•	5,400,000 shares of the Company’s common stock at a purchase price per share equal to the public selling price of the Company’s common stock in the initial public offering; and

•	1,100,000 shares of the Company’s common stock at a purchase price per share equal to $0.001, the par value of the Company’s common stock in settlement of certain stock subscription rights (Note 3).

In connection with this initial public offering and concurrent stock purchases, the Company realized approximately $132,600,000 in net proceeds, after deducting underwriting discounts and offering expenses.

Subsequent Public Offering of Common Stock

In October 2005, the Company completed a subsequent public offering in which:

•	the Company issued and sold 7,278,020 shares of its common stock; and

•	certain stockholders sold 942,507 shares of the Company’s common stock.

The net proceeds to the Company were approximately $145,400,000, after deducting underwriting discounts and commissions and offering expenses. Of the shares offered and sold by the Company, 3,939,131 shares were sold to Novartis. In November 2005, the underwriters exercised the over allotment option associated with this offering resulting in the sale by the selling stockholders of 1,130,387 additional shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Net Loss Per Common Share

The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Basic and diluted net loss per common share:
Net loss	$(75,087)	$(50,777)	$(6,244)
Basic and diluted weighted average number of common shares outstanding	56,005	49,395	41,369
Basic and diluted net loss per common share	$(1.34)	$(1.03)	$(0.15)

The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Options	4,387	3,584	3,162
Contingently issuable shares to related party	77	26	30
Restricted stock	—	11	98

6.	Marketable Securities

The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio and marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these marketable securities are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the consolidated balance sheets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

Type of security:
Money market funds	$13,940	$—	$—	$13,940
Commercial paper	5,988	—	—	5,988
Corporate debt securities	111,486	17	(53)	111,450
U.S. Treasury securities and obligations of U.S. government agencies	9,176	2	(11)	9,167
Taxable auction rate securities	8,511	14	(2)	8,523
Accrued interest	1,371	—	—	1,371

	$150,472	$33	$(66)	$150,439

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

Type of security:
Money market funds	$11,580	$—	$—	$11,580
Corporate debt securities	108,559	2	(132)	108,429
U.S. Treasury securities and obligations of U.S. government agencies	23,469	—	(90)	23,379
Taxable auction rate securities	51,311	—	(4)	51,307
Accrued interest	1,427	—	—	1,427

	$196,346	$2	$(226)	$196,122

	December 31,	December 31,
	2006	2005
	(In thousands)

Contractual maturity:
Maturing in one year or less	$91,231	$133,267
Maturing after one year through two years	16,310	—
Maturing after two years through ten years	24,922	26,030
Maturing after ten years	17,976	36,825

	$150,439	$196,122

Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	December 31,	December 31,
	2006	2005
	(In thousands)

Classification in balance sheets:
Cash equivalents	$19,980	$37,688
Marketable securities	71,251	95,579
Marketable securities, non-current	59,208	62,855

	$150,439	$196,122

The cash equivalent amounts of $19,980,000 and $37,688,000 at December 31, 2006 and 2005, respectively, are included as part of cash and cash equivalents on the Company’s consolidated balance sheets. The Company has the ability to hold its marketable securities to their effective maturity.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables from Related Party

Receivables from related party consist of the following:

	December 31,
	2006	2005
	(In thousands)

Unbilled receivables from related party	$12,035	$13,723

	$12,035	$13,723

Unbilled receivables from related party represent amounts under collaborative arrangements in the normal course of business for reimbursement of development, regulatory and marketing expenditures that have not been billed at December 31, 2006 and 2005. The reimbursement of development and regulatory expenditures is billed quarterly. All related party receivables are due from Novartis.

8.	Property and Equipment

Property and equipment consists of the following:

	Estimated
	Useful
	Life	December 31,
	(Years)	2006	2005
		(In thousands)

Office equipment	5	$71	$266
Scientific equipment	7	5,738	3,869
Computer equipment and software	2	4,005	2,752
Enterprise software	5	2,307	—
Office furniture	7	1,645	1,303
Trade show booths	2	382	49
Equipment under capital lease	*	—	30
Leasehold improvements	*	7,540	6,027
Construction-in-progress		3,944	1,378

		25,632	15,674
Less — accumulated depreciation		(8,184)	(4,623)

		$17,448	$11,051

*	Shorter of asset life or lease term.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $3,463,000, $2,066,000 and $1,304,000 respectively. Construction-in-progress consists primarily of build-out costs of office and laboratory space and computer software projects.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Research and development contract costs	$5,502	$8,018
Payroll and benefits	5,676	4,916
License fees	1,000	1,000
Professional fees	753	884
Marketing	489	619
Other	2,259	1,248

	$15,679	$16,685

Accrued license fees represent amounts owing to Microbiologica for the right to use certain manufacturing technology and patents (Note 18).

10.	Common Stock

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

Novartis and certain holders of the Company’s common stock are party to the Stockholders’ Agreement. The terms of the stockholders’ agreement generally provide for registration rights in favor of Novartis and such other stockholders and certain approval rights in favor of Novartis with respect to corporate actions that might be taken by the Company.

11.	Equity Incentive Plans and Share-Based Compensation

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine.

The following table summarizes option activity under the equity incentive plans:

	Number of	Number	Weighted
	Options Available	of Options	Average
	for Future Grant	Outstanding	Exercise Price

Outstanding, December 31, 2003	826,240	2,495,454	$5.17
Granted		930,900	12.95
Exercised		(210,646)	4.20
Cancelled		(53,918)	4.68

Outstanding, December 31, 2004	749,258	3,161,790	7.50
Granted		1,167,750	20.27
Exercised		(590,618)	3.42
Cancelled		(154,600)	10.67

Outstanding, December 31, 2005	338,608	3,584,322	12.20
Granted		1,373,187	14.50
Exercised		(263,804)	3.42
Cancelled		(306,944)	17.84

Outstanding, December 31, 2006	869,869	4,386,761	$13.05

Exercisable, December 31, 2004		1,509,531	$4.82
Exercisable, December 31, 2005		1,841,858	$8.33
Exercisable, December 31, 2006		2,483,361	$11.16

The Company granted 1,373,187, 1,167,750 and 930,900 stock options for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $8.38, $13.96 and $8.06, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $2,816,000. The intrinsic value was calculated as the difference between the market value and the exercise price of the shares at the date of exercise. The aggregate

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value of stock options outstanding at December 31, 2006 was $4,288,000. The aggregate intrinsic value of stock options exercisable at December 31, 2006 was $4,263,000.

The Company adopted SFAS No. 123(R) on January 1, 2006. The Company applied the modified prospective method at adoption in which stock compensation expense was determined based on fair value using the Black-Scholes method at grant dates for stock options. Accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the years ended December 31, 2005 and 2004, have not been restated to reflect the fair value method of expensing. Prior to January 1, 2006, the Company accounted for its stock-based awards to employees and directors using the intrinsic method prescribed in APB No. 25 and related interpretations. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $8,393,000 or $0.15 per share on a basic and diluted basis and higher than if the Company had continued to account for employee stock-based compensation expense under APB No. 25.

The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Research and development	$2,892	$722	$1,191
Selling, general and administrative	5,745	666	909

Total stock-based compensation expense	$8,637	$1,388	$2,100

The Company has an aggregate of $17,030,000 of stock compensation as of December 31, 2006 remaining to be amortized over a weighted average life of 2.72 years.

The assumptions used are as follows:

	2006	2005	2004

Expected dividend yield	—	—	—
Risk-free interest rate	4.78%	3.94%	3.26%
Expected option term (in years)	5.0	5.0	5.0
Expected volatility	63%	83%	28%

No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option. The expected option term and expected volatility were determined by examining the expected option term and expected volatility of the Company’s stock as well as the expected terms and expected volatilities of similarly sized biotechnology companies.

As share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options for employees for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net loss — as reported	$(50,777)	$(6,244)
Add stock-based employee compensation expense included in reported net loss	1,388	2,091
Deduct stock-based compensation expense determined under fair value based method	(7,216)	(3,058)

Net loss — pro forma	$(56,605)	$(7,211)

Net loss per common share (basic and diluted)
As reported	$(1.03)	$(0.15)
Pro forma	$(1.15)	$(0.17)

12.	Commitments and Contingencies

Lease Arrangements

The Company leases its facilities and certain equipment under operating leases. The Company’s lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately $2,688,000, $1,905,000 and $1,759,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum payments under lease arrangements at December 31, 2006 are as follows:

Operating
Year Ending December 31,	Leases
(In thousands)

2007	$3,376
2008	3,140
2009	3,256
2010	2,313
2011 and thereafter	7,996

Total	$20,081

In October 2003, the Company entered into an operating lease commitment for office and laboratory space in Cambridge, Massachusetts. The term of the lease is for ten years, expiring in December 2013. The lease agreement provided for a landlord allowance of $1,560,560 to be paid to the Company to finance a portion of capital improvements to the facility. This landlord allowance was recorded as deferred rent which is being amortized as a reduction of rent over the ten-year lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in October 2003 for $750,000 collateralized by cash held with that bank. The letter of credit expires in December 2013.

In April 2005, the Company entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years, expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling the Company to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the Company entered into a lease agreement for additional office space in Cambridge, Massachusetts. The Company entered into amendments to this lease agreement in July 2006 and September 2006 to lease additional office space in the same building. The term of the lease for all office space being rented under this lease agreement and its amendments expires in March 2010. The lease agreement also includes an option, exercisable by the Company not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that the Company occupies. The Company also has been provided allowances totaling $1,211,000 to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent which is being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $411,000 collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2007.

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

As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF have any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the U.S. a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that (i) has within its approved product label a use for the treatment of hepatitis C infection, and (ii) relate to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000. The Company has no amounts accrued or payable under this settlement agreement at December 31, 2006.

Hepatitis B Product Candidates

In addition to the Leave Period matter noted above, UABRF notified the Company in January 2004, February 2005 and June 2005, that UABRF believes that patent applications which the Company has licensed from UABRF (Note 18) can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. In July 2005, UABRF filed this continuation patent application.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, UABRF notified the Company that it and Emory University were asserting a claim that, as a result of filing a continuation patent application in July 2005 by UABRF, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherhe Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of its hepatitis B product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which the Company has conducted its clinical trials of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by arbitration under the rule of the American Arbitration Association before a panel of three arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation. The Company does not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to the Company pursuant to the cooperative agreement.

However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. While the Company disputes the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of its capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, UABRF would likely contend that the Company is obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine. The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at December 31, 2006.

In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of the UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. We have not yet been able to determine whether the University of Alabama would be entitled to damages or the extent thereof if it were successful on its substantive claims. The Company intends to vigorously defend this lawsuit.

Indemnification

The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development Agreement. Under the Development Agreement and stock purchase agreement, the Company made numerous representations and warranties to Novartis regarding its HBV and HCV product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development Agreement,

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments will be required.

13.	Income Taxes

The components of loss before income taxes and of income tax benefit for the years ending December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Income (loss) before income taxes
U.S.	$(61,877)	$(26,400)	$(14,054)
Foreign	(14,355)	(25,091)	7,244

	$(76,232)	$(51,491)	$(6,810)

Income tax (benefit) expense
Current
Federal — U.S.	$(48)	$—	$(5)
State — U.S.	135	51	(1)
Foreign	(1,232)	(765)	(560)

	(1,145)	(714)	(566)
Deferred
Federal — U.S.	$—	$—	$—
State — U.S.	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax (benefit) expense	$(1,145)	$(714)	$(566)

The Company’s recognized income tax benefit consists of tax benefits incurred by the Company and its U.S. and various foreign subsidiaries. The foreign income tax benefits were due to amounts that the Company’s French subsidiary has received or is expected to receive for certain research and development credits. Foreign subsidiaries performed services for the Company and are reimbursed for these costs, plus a profit margin. Under current laws of the Cayman Islands, there are no income or other Cayman Island taxes payable by the Company, its Cayman Island subsidiary or the Company’s stockholders and therefore there are no Cayman Island loss carryforwards available to offset future taxes. Since the domestication of the Company to the U.S. in May 2002, losses incurred by the Company have been shared between the Company and its Cayman subsidiary, with losses incurred in the U.S. available to offset future taxes. As a result of an election to treat the Cayman subsidiary as part of the U.S. tax group, all losses incurred by the Cayman subsidiary after July 31, 2006 will be attributed to the United States.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred taxes were as follows at December 31:

	2006	2005
	(In thousands)

Depreciation	$(337)	$(8)
Development Contracts	2,740	999
Nonqualified Stock Options	1,788	185
Deferred licensing income	10,644	5,799
Accrued expenses and other	1,244	633
Capitalized research costs	32,986	3,069
Research and development credits	5,555	3,515
Foreign tax credit carryforward	877	—
Net operating carryforwards	41,045	27,589
Valuation allowance	(96,542)	(41,781)

Deferred tax asset	$—	$—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2006	2005	2004

Federal statutory rate benefit	(34)%	(34)%	(34)%
French research tax credits	(1)	(2)	(8)
State tax benefit, net of federal benefit	(10)	(6)	0
Permanent items	(35)	(13)	27
Foreign rate differentials	7	17	(34)
Valuation allowance	72	37	41

Effective income tax rate	(1)%	(1)%	(8)%

As of December 31, 2006, the Company had U.S. federal and state net operating loss carry forwards of approximately $94,000,000 and $124,647,000, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2007. The Company has foreign net operating loss carry forwards of $4,300,000 which have no expiration date. Approximately $7,400,000 of the net operating loss carry forwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. The Company has federal and state research and development credits of approximately $3,817,000 and $1,738,000, respectively. The federal research and development credits begin to expire in 2022, and the state credits begin to expire in 2016. The Company also has foreign tax credit carryforwards of $877,000 which expire in 2016. The change in the valuation allowance was $54,761,000, $19,296,000 and $7,003,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company filed elections with the Internal Revenue Service to capitalize various research and development expenses incurred by the Company prior to its domestication in the United States for tax years ending December 31, 1998 through May 30, 2002. The effect of these elections is that the Company inherited tax basis as a result of our domestication transaction in May 2002 and is required to amortize these costs over a ten year period. Included in the company’s net deferred tax assets is $6,017,000 relating to these costs.

During the year ended December 31, 2006, the Company filed an election with the Internal Revenue Service to treat the Cayman Island subsidiary as a disregarded entity for tax purposes. The result of this election produced a taxable dividend in the amount of $31,963,000. Due to the size of the taxable loss in the current year, this dividend

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not create a tax liability for tax purposes. As a result of the election, approximately, $80,000,000 of tax basis relating to previously capitalized research costs carried over into the U.S. tax group. This increase is reflected in the capitalized research costs line of the net deferred taxes schedule.

As required by SFAS No. 109, “Accounting for Income Taxes,” management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carry forwards, deferred licensing income, capitalized research costs and research and development credit carry forwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $96,542,000 has been established at December  31, 2006.

Due to the extent of international transactions in which the Company is engaged, there is a risk that tax authorities in the United States or other jurisdictions in which the Company conducts business could challenge the nature of these transactions. Income taxes reflected in the financial statements of the Company reflect management’s best estimates of taxes payable and liabilities for tax contingencies that management believes are probable of occurring and which can be reasonably estimated. The ultimate resolution of tax matters is unpredictable and could result in tax liabilities that differ significantly than the amounts which have been provided by the Company.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

14.	Employee Benefit Plans

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all U.S. employees of the Company who meet minimum age and service requirements.

Contributions to the 401(k) Plan may be made by the Company at the discretion of the Board of Directors. In December 2006, the Board of Directors authorized a resolution requiring the Company to match 25% of employee contributions up to 6% of participants’ annual compensation beginning in 2007. The Company has not made any contributions to the 401(k) Plan through December 31, 2006.

The Company is required by statute to maintain a defined benefit plan for its employees in France. The Company has recorded $156,000 in long-term obligations for the liability associated with this benefit plan.

15.	Related Party Transactions

In connection with the development agreement entered into between the Company and Novartis, the Company has generated revenues from Novartis from license payments and reimbursements of certain research and development expenses in the amount of $66,724,000, $64,418,000 and $95,004,000 for the years ended December 31, 2006, 2005 and 2004, respectively. All amounts included in receivables from related party at December 31, 2006 and 2005 are due from Novartis. The amount included in payables to related party of $939,000 at December 31, 2006 represents amounts owing to Novartis for marketing costs and profit-sharing arrangements in connection with the Company’s collaboration with Novartis. The Company also included $53,961,000, $38,784,000 and $48,474,000 in deferred revenue as of December 31, 2006, 2005 and 2004, respectively, relating to license fees received from Novartis.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period in which such law firm partner was on the Company’s Board of Directors. The partner is no longer on the Company’s Board of Directors.

16.	Segment Reporting

The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type. The following table presents total long-lived assets by geographic area as of December 31, 2006 and 2005:

	2006	2005
	(In thousands)

United States	$14,198	$8,678
Europe	3,250	2,373

	$17,448	$11,051

17.  Licensing Agreements

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

18.  Collaborative Agreements and Contracts

Le Centre National de la Recherche Scientifique and L’Universite Montpellier II

Effective January 1, 1999, the Company entered into a Cooperative Agreement with Le Centre National de la Recherche Scientifique (“CNRS”) and L’Universite Montpellier II (“University of Montpellier”) pursuant to which the Company acquired a license to certain antiviral technology. The Company is required to make royalty payments to the University of Montpellier upon commercialization of any products resulting from the licensed technology which technology covers telbivudine among other things. The Company was also required to provide personnel and required to make payments to the University of Montpellier for supplies and improvement and use of the facilities. The Company incurred expenses of approximately $215,000, $221,000 and $187,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with this agreement. This agreement expired in December 2006.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Universita di Cagliari

In January 1999, the Company entered into a Cooperative Antiviral Research Activity Agreement, as amended with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari (“University of Cagliari”) pursuant to which the Company acquired an exclusive license to certain antiviral technology. The Company is required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. The Company is also required to provide personnel and to make payments to the University of Cagliari for services rendered by the University of Cagliari and for use of its facility. The term of this agreement extends through January 2011. The Company incurred expenses of approximately $267,000, $122,000 and $181,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with this agreement.

In December 2000, the Company and University of Cagliari also entered into a license agreement pursuant to which the Company was granted an exclusive license under certain patent rights resulting from specified research activities. In May 2003, the Company, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities, and to assume the Company’s rights under the agreement if the agreement terminates due to an uncured breach of the agreement by the Company. In October 2005, the Company and the University of Cagliari amended such agreements in a manner that will require certain payments to the University of Cagliari if the Company receives license fees or milestone payments in connection with a sublicense by the Company of technology covered by the agreements between the University of Cagliari and the Company. As a result of the license by Novartis of valopicitabine and the payment of a $25,000,000 license fee to the Company (Note 3), the Company made a payment to the University of Cagliari in the amount of $250,000 in the quarter ended June 30, 2006.

Sumitomo Pharmaceuticals Co., Ltd.

The Company entered into collaborative agreements with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) in 2001, in connection with the development and commercialization in the territories of Japan, the People’s Republic of China (“China”), the Republic of China (“Taiwan”) and the Republic of Korea (“South Korea”) of telbivudine, a product candidate for the treatment of HBV infection. In connection with this arrangement, the Company and Sumitomo agreed to share certain direct third-party expenses of development of telbivudine.

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

The Company also has recorded $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2006 and 2005 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining $4,272,000 of deferred revenue, with the excess recorded as an expense. If and when the Company determines that it will not seek regulatory approval for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4,272,000 of remaining deferred revenue would be recognized as revenue at that time.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Microbiologica Quimica E Farmaceutica Ltda

In May 2003, the Company finalized an agreement with Microbiologica Quimica E Farmaceutica Ltda. (“Microbiologica”) in which Microbiologica granted to the Company a license to use certain of Microbiologica’s manufacturing technology and patents for the treatment of hepatitis B infection. The Company is obligated to pay Microbiologica $7,000,000 in total for this license. The Company is required to pay the license fee over a five-year period commencing in January 2004 with a payment of $2,000,000 and continuing each year thereafter through January 2009 with annual payments each in the amount of $1,000,000. Since there was no alternative use for this technology, the net present value of these payments using an implied interest rate of 3.63% was approximately $6,300,000 and was recorded as research and development expense during the year ended December 31, 2003. The Company has a liability of $2,895,000 and $3,792,000 under this agreement as of December 31, 2006 and 2005, respectively.

Metabasis Therapeutics, Inc.

In October 2006, the Company entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. (“Metabasis”). Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of the Company’s compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. As part of the agreement, the Company provided a $2,000,000 upfront payment to Metabasis in November 2006 and would provide certain amounts of development funding. Including the upfront payment, the Company has incurred $2,110,000 in research and development expenses related to this collaboration during the year ended December 31, 2006. If a lead candidate is identified, the Company will assume development responsibility and Metabasis will be eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resulting marketed products, the Company will retain full commercial rights and pay Metabasis a royalty based on net sales of the product.

19.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2006
Total revenues	$13,111	$19,313	$19,645	$15,308	$67,377
Total operating expenses	32,708	37,025	42,007	41,356	153,096
Net loss	(17,182)	(14,609)	(19,715)	(23,581)	(75,087)
Basic and diluted net loss per common share	(0.31)	(0.26)	(0.35)	(0.42)	(1.34)
2005
Total revenues	$14,903	$16,082	$15,630	$18,103	$64,718
Total operating expenses	25,077	30,353	30,510	34,307	120,247
Net loss	(9,266)	(13,433)	(13,698)	(14,380)	(50,777)
Basic and diluted net loss per common share	(0.19)	(0.28)	(0.28)	(0.27)	(1.03)

20.	Recent Accounting Pronouncements

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company adopted SFAS No. 158 effective December 31, 2006 and the adoption did not have a material impact on the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ David A. Arkowitz David A. Arkowitz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Charles Cramb Charles Cramb	Director	March 14, 2007

/s/ Thomas Ebeling Thomas Ebeling	Director	March 14, 2007

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 14, 2007

/s/ Thomas Hodgson Thomas Hodgson	Director	March 14, 2007

/s/ Robert Pelzer Robert Pelzer	Director	March 14, 2007

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 14, 2007

/s/ Pamela Thomas-Graham Pamela Thomas-Graham	Director	March 14, 2007

/s/ Norman Payson Norman Payson	Director	March 14, 2007

EXHIBIT INDEX

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839
3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839
3.4	Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839
4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157
	Material contracts — real estate
10.1	Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157
10.2	Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157
10.3	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157
10.4	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839
10.5+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839
10.6	Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839
10.7	Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839
10.8	First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 6/30/2006	10.3	8/8/2006	000-49839

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.9	Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 9/30/2006	10.1	11/8/2006	000-49839
	Material contracts Novartis
10.10	Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1 Amendment 3	10.28	7/6/2004	333-111157
10.11+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157
10.12+	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157
10.13+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1	10.24	12/15/2003	333-111157
10.14+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157
10.15+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839
10.16+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-K for 12/31/2005	10.14	3/16/2006	000-49839
10.17	Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20	3/17/2005	000-49839
10.18	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839

		Incorporated by Reference to
						SEC
Exhibit			Exhibit		Filing	File
Number	Description	Form	No.		Date	Number

10.19+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27		7/6/2004	333-11115
10.20	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22		3/17/2005	000-49839
10.21+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.1		8/8/2006	000-49839
10.22+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.2		8/8/2006	000-49839
	University of Cagliari
10.23+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16		12/15/2003	333-111157
10.24+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17		12/15/2003	333-111157
10.25+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18		12/15/2003	333-111157
10.26+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10	.18.1	7/6/2004	333-111157
10.27	Collaborative Activities Agreement, dated March 22, 2004, by and between the Registrant and the University of Cagliari, as amended June 30, 2004 (English translation)	S-1 Amendment 3	10	.18.2	7/6/2004	333-111157
10.28+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita deqli Studi Cagliari,	10-Q for 9/30/2005	10.1		11/08/2005	000-49839
	Miscellaneous
10.29+	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31		1/27/2004	333-111157

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.30	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.20	12/15/2003	333-111157
10.31+	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.21	12/15/2003	333-111157
10.32+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi	S-1	10.15	12/15/2003	333-111157
10.33	Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157
10.34+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157
10.35	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157
10.36	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	5/28/2004	333-111157
	Material contracts — management contracts and compensatory plans
10.37#	Form of Incentive Stock	8-K	10.2	6/13/2005	000-49839
10.38#	Form of Non-Statutory Stock Option Agreement	8-K	10.3	6/13/2005	000-49839
10.39#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839
10.40#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839
10.41#	2005 Stock Incentive Plan	8-K	10.4	6/13/2005	000-49839
10.42#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157
10.43#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	5/28/2004	333-111157
10.44#	Summary of Non-Employee Directors Compensation Plan	10-Q for 3/31/2006	10.2	5/10/2006	000-49839
10.45#	Summary of Executive Bonus Plan	10-Q for 3/31/2006	10.1	5/10/2006	000-49839

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.46#	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi	S-1	10.5	12/15/2003	333-111157
10.47#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Andrea Corcoran	S-1	10.6	12/15/2003	333-111157
10.48#	Letter Agreement, dated September 1, 2006, by and between the Registrant and Andrea J. Corcoran	8-K	10.2	9/8/2006	000-49839
10.49#	Employment Agreement, dated May 8, 2003, by and between the Registrant and James Egan	S-1	10.7	12/15/2003	333-111157
10.50#	Letter Agreement, dated January 4, 2006, by and between the Registrant and James Egan	8-K	10.1	1/9/2006	000-49839
10.51#	Employment Agreement, dated May 8, 2003, by and between the Registrant and Nathaniel Brown	S-1	10.8	12/15/2003	333-111157
10.52#	Letter Agreement, dated January 12, 2007, by and between the Registrant and Nathaniel Brown	8-K	10.1	1/12/2007	000-49839
10.53#	Employment Agreement, dated July 28, 2003, by and between the Registrant and Guy Macdonald	S-1	10.10	12/15/2003	333-111157
10.54#	Letter Agreement, dated September 1, 2006, by and between the Registrant and Guy Macdonald	8-K	10.3	9/8/2006	000-49839
10.55#	Employment Agreement, dated December 1, 2003, by and between the Registrant and David Arkowitz	S-1	10.11	12/15/2003	333-111157
10.56#	Summary of Relocation Adjustment, effective as of December 8, 2005, between the Registrant and each of David Arkowitz and Guy Macdonald	10-K for 12/31/2005	10.48	3/16/2006	000-49839
10.57#	Employment Agreement dated November 2, 2004 by and between the Registrant and David Shlaes	S-1	10.20	12/15/2003	333-111157
10.58#	Employment Letter, dated August 18, 2006, by and between the Registrant and John Weidenbruch	8-K	10.1	9/8/2006	000-49839
	Additional Exhibits
21.1	Subsidiaries of the Company	S-1	21.1	12/15/2003	333-111157
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

Incorporated by Reference to
SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	File herewith

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission