Form 10-Q
period 2007-03-31
IDENIX PHARMACEUTICALS INC
filed 2007-05-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of April 30, 2007, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,170,460 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$61,370	$55,892
Restricted cash	411	411
Marketable securities	57,390	71,251
Accounts receivable, net	350	509
Receivables from related party	22,605	12,035
Income taxes receivable	201	201
Inventory	765	400
Prepaid expenses and other current assets	6,236	6,906

Total current assets	149,328	147,605
Property and equipment, net	18,416	17,448
Restricted cash, non-current	750	750
Marketable securities, non-current	43,092	59,208
Income taxes receivable, non-current	2,476	2,060
Other assets	1,393	1,394

Total assets	$215,455	$228,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,873	$6,811
Accrued expenses	18,335	15,679
Payables to related party	1,111	939
Deferred rent	338	338
Deferred revenue, related party	10,796	13,490
Income taxes payable	226	189

Total current liabilities	34,679	37,446
Long-term obligations	1,295	2,251
Deferred rent, net of current portion	1,916	2,000
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	40,484	40,471

Total liabilities	82,646	86,440
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized at March 31, 2007 and December 31, 2006; 56,166,393 and 56,091,632 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	56	56
Additional paid-in capital	500,261	497,778
Deferred compensation	(60)	(106)
Accumulated other comprehensive income	236	238
Accumulated deficit	(367,684)	(355,941)

Total stockholders’ equity	132,809	142,025

Total liabilities and stockholders’ equity	$215,455	$228,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues:
Collaboration revenue — related party	$24,351	$13,055
Product sales, net	425	—
Government research grants	30	56

Total revenues	24,806	13,111

Operating expenses:
Cost of sales	70	—
Research and development	22,554	22,068
Selling, general and administrative	15,840	10,640

Total operating expenses	38,464	32,708

Loss from operations	(13,658)	(19,597)
Investment income, net	1,978	2,135

Loss before income taxes	(11,680)	(17,462)
Income tax benefit	111	280

Net loss	$(11,569)	$(17,182)

Basic and diluted net loss per common share	$(0.21)	$(0.31)

Shares used in computing basic and diluted net loss per common share	56,126	55,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,569)	$(17,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,048	704
Stock-based compensation expense	2,405	2,128
Other	(100)	(978)
Changes in operating assets and liabilities:
Accounts receivable	159	—
Receivables from related party	(10,570)	(3,626)
Inventory	(365)	—
Prepaid expenses and other current assets	698	(214)
Accrued interest on marketable securities	388	—
Income taxes receivable	40	(235)
Other assets	1	480
Accounts payable	(2,942)	(1,188)
Accrued expenses	2,616	(1,448)
Payables to related party	172	—
Deferred revenue, related party	(2,699)	25,316
Income taxes payable	(564)	(85)
Long-term obligations	(962)	(975)

Net cash (used in) provided by operating activities	(22,244)	2,697
Cash flows from investing activities:
Purchase of property and equipment	(1,988)	(1,443)
Purchases of marketable securities	(21,267)	(62,632)
Sales and maturities of marketable securities	50,814	84,288

Net cash provided by investing activities	27,559	20,213
Cash flows from financing activities:
Proceeds from issuance of common stock to related party	—	47
Proceeds from exercise of common stock options	158	354

Net cash provided by financing activities	158	401
Effect of changes in exchange rates on cash and cash equivalents	5	37

Net increase in cash and cash equivalents	5,478	23,348
Cash and cash equivalents at beginning of period	55,892	83,733

Cash and cash equivalents at end of period	$61,370	$107,081

Supplemental disclosure of cash flow information:
Taxes paid	$73	$44
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$(34)	$(9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS
     Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). In October 2006, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its first product, Tyzeka® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine is marketed as Sebivo®. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date Sebivo® has been approved in over 40 countries outside the United States, including China, Switzerland and the European Union.
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
     Effective May 8, 2003, Novartis Pharma AG (“Novartis”), a subsidiary of Novartis AG, acquired a majority interest in the Company’s outstanding stock and the operations of the Company have been consolidated in the financial statements of Novartis AG since that date. Novartis has the ability to exercise control over the Company’s strategic direction, research and development activities and other material business decisions (Note 5).
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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2007. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007.
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
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of December 31, 2006 and March 31, 2007, representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that regulatory approval for telbivudine in Japan will not be sought, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
     Product Sales — Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. The Company estimates its deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate. The Company has a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka® sales in the United States. In this arrangement, the Company co-promotes Tyzeka® with Novartis in the United States, but the Company has primary responsibility for U.S. commercialization. As a result, the Company records net product sales and related production costs for the Company’s U.S. commercial collaboration in the statement of operations on a gross basis since the Company has the inventory and credit risk, and meets the criteria as a principal in the transaction. The Company records the U.S. commercial collaboration profit-sharing expense with Novartis as a reduction of collaboration revenue-related party.
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
Income Taxes
     Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records liabilities for income tax contingencies if it is probable that the Company has incurred a tax liability and the liability or the range of loss can be reasonably estimated.
     In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions,” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The Company has adopted the provisions of FIN No. 48 effective January 1, 2007.
     The total amount of unrecognized tax benefits was $7,800,000 at January 1, 2007. Of this amount, $421,000 will impact the effective tax rate if ultimately realized and $7,400,000 would be offset by an increase in the valuation allowance on deferred tax assets. The Company has recorded an adjustment of $174,000 to decrease its opening retained earnings upon adoption of FIN No. 48 and $7,400,000 is a reduction of gross deferred tax assets. Since the Company’s gross deferred tax assets have been offset by a valuation allowance, this amount has not been reflected in the Company’s financial statements.
     During the next 12 months approximately $6,900,000 of unrecognized tax benefits may become recognized due to the closing of the statute of limitations, of which $6,600,000 would be offset by an increase in the valuation allowance. The open tax years by major jurisdiction are: 1) for the years ended December 31, 2003 through 2006 for the United States and 2) for the years ended December 31, 2005 and 2006 for France.
     As of January 1, 2007, the Company has accrued $343,000 of interest and penalties relating to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties was $352,000. The Company accounts for interest and penalties related to its uncertain tax positions as part of other income and expense.
3. NET LOSS PER COMMON SHARE
     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (see Note 5) and restricted stock awards.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	Three Months Ended March 31,
	2007	2006
	(in thousands, except
	per share data)
Basic and diluted net loss per common share:
Net loss	$(11,569)	$(17,182)
Basic and diluted weighted average number of common shares outstanding	56,126	55,891
Basic and diluted net loss per common share	$(0.21)	$(0.31)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2007	2007
	(in thousands)
Options	4,792	4,025
4. COMPREHENSIVE LOSS
     For the three months ended March 31, 2007 and 2006, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net loss	$(11,569)	$(17,182)
Changes in other comprehensive loss:
Foreign currency translation adjustment	40	111
Unrealized (loss) gain on investments	(42)	64

Total comprehensive loss	$(11,571)	$(17,007)

5. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among the Company and Novartis (as amended, the “Development Agreement”).
     As part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, is providing development funding for Tyzeka®/Sebivo® and valtorcitabine and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional commercial milestone payments based upon achievement of predetermined HBV product sales levels. One of these regulatory milestones for $10,000,000 was achieved in the quarter ended March 31, 2007 with the regulatory approval of Sebivo® in China. The Company recognized this regulatory milestone as collaboration revenue from related party during the quarter ended March 31, 2007 as the milestone was deemed to be substantive. The Company received payment of this milestone in April 2007. A second of these regulatory milestones for $10,000,000 was achieved in April 2007 with the regulatory approval of Sebivo® in the European Union (Note 12).

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
     Under the Development Agreement, the Company has granted Novartis an exclusive, worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and the Company will grant Novartis similar licenses with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market Tyzeka®/Sebivo®, valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain.
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
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of March 31, 2007, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for Tyzeka®/Sebivo® and valtorcitabine, offset by $75,000 in interest costs, and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The sum of these license fees and up-front payments received from Novartis, totaling $107,175,000, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. During the quarter ended March 31, 2007, the Company has estimated that the performance period during which the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine will be completed is a period of approximately eight and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2011. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
     If the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock. Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of the Company’s common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, is recorded as a reduction of the license fees associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of the Company’s common stock and in Novartis’ percentage ownership. These adjustments will also be attributed proportionately between cumulative revenue recognized through the measurement date and the remaining deferred revenue.
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
     As of March 31, 2007, Novartis’ stock subscription rights have reduced the license fee by an aggregate of $15,417,000, which has been recorded to additional paid-in capital. Of this amount, $7,031,000 has been recorded as a reduction of deferred revenue as of March 31, 2007 with the remaining amount of $8,386,000 recorded as a reduction of revenue.
Manufacturing and Packaging Agreements
     In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party offer, the Company entered into a commercial manufacturing agreement (the “Manufacturing Agreement”) with Novartis and a packaging agreement (the “Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis will manufacture the commercial supply of Tyzeka® that is intended for sale in the United States. The Packaging Agreement provides that the supply of Tyzeka® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
6. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities .” Accordingly, these marketable securities are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Type of security:
Money market funds	$25,688	$—	$—	$25,688
Commercial paper	6,481	—	—	6,481
Corporate debt securities	85,358	9	(73)	85,294
U.S. Treasury securities and obligations of U.S. government agencies	7,185	2	(10)	7,177
Taxable auction rate securities	8,640	—	(3)	8,637
Accrued interest	1,033	—	—	1,033

	$134,385	$11	$(86)	$134,310

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Type of security:
Money market funds	$13,940	$—	$—	$13,940
Commercial paper	5,988	—	—	5,988
Corporate debt securities	111,486	17	(53)	111,450
U.S. Treasury securities and obligations of U.S. government agencies	9,176	2	(11)	9,167
Taxable auction rate securities	8,511	14	(2)	8,523
Accrued interest	1,371	—	—	1,371

	$150,472	$33	$(66)	$150,439

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	March 31,	December 31,
	2007	2006
	(in thousands)
Contractual maturity:
Maturing in one year or less	$91,218	$91,231
Maturing after one year through two years	9,507	16,310
Maturing after two years through ten years	19,815	24,922
Maturing after ten years	13,770	17,976

	$134,310	$150,439

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	March 31,	December 31,
	2007	2006
	(in thousands)
Classification in balance sheets:
Cash equivalents	$33,828	$19,980
Marketable securities	57,390	71,251
Marketable securities, non-current	43,092	59,208

	$134,310	$150,439

     The cash equivalent amounts of $33,828,000 and $19,980,000 at March 31, 2007 and December 31, 2006, respectively, are included as part of cash and cash equivalents on the Company’s consolidated balance sheets.
7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Receivables from related party	$10,000	$—
Unbilled receivables from related party	12,605	12,035

	$22,605	$12,035

     Receivables from related party represents the milestone payment for approval of Sebivo® in China which was collected in April 2007. Unbilled receivables from related party represent amounts under collaborative agreements in the normal course of business for reimbursement of development, regulatory and marketing expenditures that have not been billed. The reimbursement of development and regulatory expenditures is billed quarterly. All related party receivables are due from Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
8. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Research and development contract costs	$8,297	$5,502
Payroll and benefits	3,315	5,676
License fees	1,000	1,000
Professional fees	1,462	753
Marketing	634	489
Other	3,627	2,259

	$18,335	$15,679

     Accrued license fees represent amounts owing to a third party for the right to use certain manufacturing technology and patents.
9. EQUITY INCENTIVE PLANS AND SHARE-BASED COMPENSATION
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
     In March 2007, the Company’s Board of Directors recommended for approval at the Company’s annual stockholders meeting in May 2007:
•	an amendment to the Company’s restated certificate of incorporation, as amended, increasing the number of authorized shares of common stock from 75,000,000 to 125,000,000 shares; and

•	an amendment to the 2005 Plan increasing the number of shares of common stock thereunder from 3,000,000 to 6,000,000 shares.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The Company granted 632,350 and 623,000 stock options for the three months ended March 31, 2007 and 2006, respectively. The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $4.33 and $12.02, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $614,000. The intrinsic value was calculated as the difference between the market value and the exercise price of the shares at the date of exercise. The aggregate intrinsic value of stock options outstanding at March 31, 2007 was $2,946,000. The aggregate intrinsic value of stock options exercisable at March 31, 2007 was $2,939,000.
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Research and development	$1,168	$766
Selling, general and administrative	1,237	1,362

Total stock-based compensation expense	$2,405	$2,128

     The Company has an aggregate of $16,360,000 of stock compensation as of March 31, 2007 remaining to be amortized over a weighted average life of 3.1 years.
     The assumptions used are as follows:

	Three Months Ended March 31
	2007	2006
Expected dividend yield	—	—
Risk-free interest rate	4.56%	4.64%
Expected option term (in years)	5.05	5.00
Expected volatility	56.9%	65.0%

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
     As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three months ended March 31, 2007 and 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures.
10. LEGAL CONTINGENCIES
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
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of: (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of hepatitis C infection; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000. The Company has no amounts accrued or payable under this settlement agreement at March 31, 2007 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.
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
     In February 2006, UABRF notified the Company that it and Emory University were asserting a claim, that as a result of filing a continuation patent application in July 2005 by UABRF, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75 million license fee that the Company received from Novartis in May 2003 in connection with the license of its HBV product candidates and a $0.3 million payment in connection with the submission to the United States Food and Drug Administration (“FDA”) of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical trials of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement,

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
the dispute will be resolved by arbitration under the rule of the American Arbitration Association before a panel of three arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation. The Company does not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to the Company pursuant to the cooperative agreement.
     However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. While the Company disputes the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of its capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, UABRF would likely contend that the Company is obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine. The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at March 31, 2007.
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of the UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. Due to its recent filing, the Company continues to evaluate the allegations underlying the complaint and prepare for the defense of this claim. While the Company intends to vigorously defend this lawsuit, the Company is not able to ascertain the likelihood of success at this time.
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
11. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” or SFAS No. 157, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159, was issued. SFAS No. 159 includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. This

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
12. SUBSEQUENT EVENT
     In April 2007, regulatory approval to market Sebivo® for the treatment of patients with chronic hepatitis B was received in the European Union. The Company will receive a $10,000,000 milestone payment for this regulatory approval, pursuant to the Development Agreement with Novartis.

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
Overview
     Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Our current focus is on diseases caused by hepatitis B virus, or HBV; hepatitis C virus, or HCV; and human immunodeficiency virus, or HIV. In October 2006, we received approval from the U.S. Food and Drug Administration, or FDA, to market our first product, Tyzeka® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine is marketed as Sebivo®. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo® has been approved in over 40 countries outside the United States, including China, Switzerland and the European Union. Each of Tyzeka®/Sebivo® and the product candidates that we are developing are selective and specific, are being developed for once a day oral administration, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
     The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of product candidates:

Product/ Product
Candidates/
Indication	Programs	Description
HBV	Tyzeka®Sebivo®* (telbivudine) (L- nucleoside)	In October 2006, the FDA, approved Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo® has been approved in over 14 countries outside the European Union, including China and Switzerland. In addition to the GLOBE study, which is a two-year international phase III clinical trial in patients with chronic hepatitis B, a phase III clinical trial in HBV infected patients with liver failure, or decompensated liver disease, is ongoing, and phase IIIb/IV clinical trials, which are intended to provide certain additional product data, are also ongoing.

Product/ Product
Candidates/
Indication	Programs	Description
HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than is achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.

HCV	valopicitabine (NM283) (Nucleoside analog)	Two ongoing clinical trials evaluating valopicitabine in patients infected with genotype-1 strain of the hepatitis C virus are ongoing. One is evaluating a double therapy regimen of valopicitabine and pegylated interferon in HCV infected patients who have not yet been treated for hepatitis C. The second ongoing trial is evaluating a triple therapy regimen of valopicitabine, pegylated interferon and ribavirin in HCV infected patients who have not yet been treated for hepatitis C. This 12-week study, which is fully enrolled with 117 patients, was designed to assess the pharmacokinetics and pharmacodynamics of valopicitabine when administered in combination with pegylated interferon and ribavirin.

HCV	discovery program	Preclinical evaluation of compounds from this program is in progress. This program is focused on the three primary classes of drugs for the treatment of hepatitis C, which include nucleoside polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors. The most advanced of these efforts is our research in next-generation nucleoside polymerase inhibitors, from which we have selected a lead compound and begun investigational new drug application, or IND, enabling preclinical studies.

HIV	IDX899 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	We have selected IDX899 as the lead compound in this program based on the overall profile of this drug candidate and have filed an electronic IND with the FDA to support phase I testing in healthy volunteers.

*	In this Form 10-Q, all references to Tyzeka® (trade name of telbivudine in the United States), Sebivo® (trade name of telbivudine for countries other than the United States) and Tyzeka®/Sebivo® refer to telbivudine.
     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among us and Novartis as amended, and the master manufacturing and supply agreement dated as of May 8, 2003 between us and Novartis. Novartis paid us a license fee of $75 million for our HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, is providing development funding for Tyzeka®/Sebivo® and valtorcitabine and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. We achieved one of these regulatory milestones for $10.0 million during the three months ended March 31, 2007 with the regulatory approval of Sebivo® in China. We recognized this regulatory milestone in collaboration revenue from Novartis in association with this milestone during the three months ended March 31, 2007. A second of these regulatory milestones for $10.0 million was achieved in April 2007 with the regulatory approval of Sebivo® in the European Union. Additional commercialization milestone payments will be paid to us by Novartis upon achievement of predetermined HBV product sales levels.
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
     We plan to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain all products, Novartis licenses from us that are successfully developed and approved for commercial sales, including Tyzeka®/Sebivo®. Novartis has the exclusive right to promote and market such products in the rest of the world. In support of such co-promotion and co-marketing activities, we have recruited and employed a sales force in the United States and anticipate recruiting a sales force in some of the other co-promotion and co-marketing countries.
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
     All of our product candidates are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. Currently, Tyzeka®/Sebivo® has received regulatory approval for the treatment of patients with chronic hepatitis B in more than 40 countries around the world, including the United States, China, Switzerland and the European Union. We started recognizing revenue from product sales associated with Tyzeka® in the United States during the fourth quarter of 2006. While we expect that our revenues associated with product sales from Tyzeka®/Sebivo® will increase in 2007 as we and Novartis increase our sales efforts in the United States and launch Sebivo® in the European Union and several other countries, we do not expect to realize sufficient product sales in 2007 to support our operating costs. Accordingly, we expect our sources of funding for 2007 to consist principally of the reimbursement of expenses we may incur in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine; milestone payments we expect to receive from the approval of Sebivo® in the European Union and China; and anticipated proceeds from product sales of Tyzeka®/Sebivo®.
     Our revenues are derived from, license fees and milestone payments, development expense reimbursements received from our collaborators, Tyzeka® product sales in the United States, and government grants. We derived substantially all of our total revenues from Novartis for the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for Tyzeka®/Sebivo®, valtorcitabine and valopicitabine and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
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

     Our research and development expenses consist primarily of salaries and payroll-related expenses for research and development personnel, including stock-based compensation, fees paid to clinical research organizations and other professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with animal studies, costs of material used in research and development, costs of contract manufacturing consultants, occupancy costs associated with the use of our research facilities and equipment, consulting and license fees paid to third parties, and depreciation of property and equipment related to research and development. We incur the majority of our research and development spending on clinical, preclinical and manufacturing activity with third-party contractors relating to the development of our HBV, HCV and HIV product candidates. We expense internal and external research and development costs as incurred. We expect our research and development expenses to increase as we continue to engage in research activities, further develop our potential product candidates and advance our clinical trials.
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
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
Revenues
     Total revenues for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$11,787	$11,111
License fee revenue	2,715	1,944
Milestone revenue	10,000	—
Product revenue — rest of world	30	—
Profit sharing to related party	(181)	—

	24,351	13,055
Product sales, net	425	—
Government grants	30	56

Total revenues	$24,806	$13,111

Collaboration Revenue — Related Party
     Collaboration revenue related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Collaboration revenue that we receive from Novartis is as follows:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and achievement of pre-determined sales levels defined in the development agreement relating to Tyzeka®/Sebivo®, valopicitabine and valtorcitabine;

•	product revenue – rest of world is comprised of amounts that Novartis will pay us for the supply of licensed products in countries outside of the United States, United Kingdom, Germany, France, Spain and Italy. These amounts are recorded as revenue on individual country basis as the greater of: a) net sales multiplied by a percentage of net sales defined in the supply agreement less cost of product sold or b) 110% of the cost of product sold. The percentage of net sales starts at 20% and increases based on certain annual sales volumes; and

•	profit sharing to related party represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we act as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, is shared equally with Novartis on product sales in the United States.
     The increase in collaboration revenue from related party of $11.3 million for the three months ended March 31, 2007 in comparison with the three months ended March 31, 2006 was primarily due to the achievement of a $10.0 million regulatory milestone from Novartis during the three months ended March 31, 2007 in which we obtained marketing authorization of Sebivo® in China.
Product Sales
     Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. We estimate deductions from product sales at the time of sale based on historical experience and industry knowledge updated for changes in facts, where appropriate. We have a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka® sales in the United States. In this arrangement, we co-promote Tyzeka® with Novartis in the United States, but we have primary responsibility for U.S. commercialization. As a result, we record net product sales and related production costs for our U.S. commercial collaboration in the statement of operations on a gross basis less applicable allowances since we have the inventory and credit risk, and meets the criteria as a principal in this transaction.
     The increase in product sales of $0.4 million for the three months ended March 31, 2007 in comparison with the three months ended March 31, 2006 was due to the launch of Tyzeka® in the United States in the fourth quarter of 2006.
     Research and Development Expenses
     Research and development expenses were $22.6 million for the three months ended March 31, 2007 as compared with $22.1 million for the three months ended March 31, 2006. The increase of $0.5 million was primarily due to increases of $1.7 million in salary and payroll-related expenses, including stock-based compensation, associated with the hiring of additional employees for expanded research and development activities and $0.5 million for HCV and HIV collaborations with third parties. These increases were partially offset by a decrease of $1.7 million in clinical development expenses for third party contractors, primarily as a result of nearing completion of our GLOBE study and certain phase IIIb clinical trials for telbivudine.
     We expect our research and development expenses to increase in future periods as we continue to devote substantial resources to our research and development activities, engage in a greater number of later-stage clinical trials as we continue to advance our product candidates and explore collaborations with other entities.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.8 million for the three months ended March 31, 2007 as compared with $10.6 million for the three months ended March 31, 2006. The increase of $5.2 million was primarily due to an increase in salary and other payroll-related expenses primarily due to the hiring of additional sales and marketing personnel in preparation of the commercialization of Tyzeka®/Sebivo®; and professional fees.
     We expect that our selling, general and administrative expenses will increase significantly in the future as we expand our selling and marketing activities, continue to expand our commercial infrastructure to support Tyzeka®/Sebivo®, implement new computer systems and hire additional personnel to support our growing operations.
     Investment and Other Income, Net
     Net investment income was $2.0 million for the three months ended March 31, 2007 as compared with $2.1 million for the three months ended March 31, 2006. The decrease of $0.1 million was primarily the result of lower average cash and marketable securities balances held during the three months ended March 31, 2007 due to the use of cash for operations.

     Income Taxes
     Income tax benefit was approximately $0.1 million for the three months ended March 31, 2007 as compared with approximately $0.3 million for the three months ended March 31, 2006. The decrease in the income tax benefit for the three months ended March 31, 2007 was due to a reduction in amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin. We also incurred a $0.2 million increase in our accumulated deficit due to the adoption of FASB Interpretation No. 48.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, collections on sales of Tyzeka® in the United States, net proceeds from private placements of our convertible preferred stock, net proceeds from public offerings and concurrent private placements of our common stock in July 2004 and in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
     We had $61.4 million and $55.9 million in cash and cash equivalents as of March 31, 2007 and December 31, 2006, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of March 31, 2007, we had $57.4 million in current marketable securities and $43.1 million in non-current marketable securities. As of December 31, 2006, we had $71.3 million in current marketable securities and $59.2 million in non-current marketable securities. In total, we had $161.9 million and $186.4 million in cash, cash equivalents and marketable securities at March 31, 2007 and December 31, 2006, respectively.
     Net cash used in operating activities was $22.2 million for the three months ended March 31, 2007. Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2006. The net cash used in operating activities for the three months ended March 31, 2007 was primarily related to the net loss of $11.6 million for the period and an increase of $10.6 million in the receivable from related party due to the achievement of an HBV regulatory milestone. The net cash provided by operating activities for the three months ended March 31, 2006 was primarily related to the receipt of a $25 million payment from Novartis relating to the license of valopicitabine. This was offset by the net loss for the period, decreases in accounts payable and accrued expenses and an increase in our receivable from Novartis.
     Net cash provided by investing activities was $27.6 million and $20.2 million for the three months ended March 31, 2007 and 2006, respectively. The net cash provided by investing activities for the three months ended March 31, 2007 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects and leasehold improvements. The net cash provided by investing activities for the three months ended March 31, 2006 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects.
     Net cash provided by financing activities was $0.2 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The net cash provided by financing activities for the three months ended March 31, 2007 and 2006 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     Set forth below is a description of our contractual obligations as of March 31, 2007:

	Payments Due by Period
			One to
		Less Than	Three	Three to	After Five
Contractual Obligations	Total	One Year	Years	Five Years	Years
			(in thousands)
Operating leases	$19,189	$3,274	$6,410	$3,988	$5,517
Consulting and other agreements	6,584	2,258	3,551	775	—

Total contractual obligations	$25,773	$5,532	$9,961	$4,763	$5,517

     We have certain potential milestone payment obligations relating to our HBV and HCV product and product candidates. These obligations are excluded from the contractual obligations table above and are more fully described below.
     Pursuant to the license agreement between us and UABRF, or the UAB license agreement, we were granted an exclusive license to the rights that UABRF, Emory University and Le Centre Nationale de la Recherche, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV infection.

     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contended that we are obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators.
     We do not regard it to be probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of March 31, 2007. However, if it were determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
     If it were determined that the UAB license agreement between us and UABRF does cover our use of telbivudine to treat HBV, or we must otherwise rely upon a license granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made to Novartis under the development agreement and the stock purchase agreement.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. Due to its recent filing, we continue to evaluate the allegations underlying the complaint and prepare for the defense of this claim. While we intend to vigorously defend this lawsuit, we are not able to ascertain the likelihood of success at this time.
     Additionally, in connection with the resolution of matters relating to certain of our hepatitis C product candidates, we entered into a settlement agreement with UABRF which provides for a milestone payment of $1.0 million to UABRF upon receipt of regulatory approval in the United States to market and sell certain hepatitis C products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. The settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment to equal $12.0 million. Such HCV products would include valopicitabine if successfully developed and commercialized.
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
     In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. The settlement agreement, which we entered into with Sumitomo, provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan.

     In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. As part of the agreement, we provided a $2.0 million upfront payment to Metabasis which was recorded in research and development expense in the fourth quarter of 2006. If a lead candidate is identified, we will assume development responsibility and Metabasis will be eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resultant marketed products, we will retain full commercial rights and pay Metabasis a royalty based on net sales of the product.
     We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and milestone payments we expect to receive from Novartis for the approval of Sebivo® in the European Union, together with anticipated proceeds from sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs until at least the end of 2008. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K. There have been no material changes to the critical accounting policies for revenue recognition, accrued expenses and stock based compensation for the three months ended March 31, 2007.
Recent Accounting Pronouncements
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” or SFAS No. 157, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that this standard will have on our financial statements.
     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159, was issued. SFAS No. 159 includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that this standard will have on our financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2006, before deciding to invest in our securities.
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant product sales, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of products to date and are unable to make an accurate assessment of potential future revenue. We expect to incur annual operating losses over the next several years as we expand our drug discovery, development and commercialization efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product sales, regulatory approval for products we successfully develop must be obtained and we and Novartis must effectively manufacture, market and sell such products. We introduced Tyzeka® commercially in the United States in the fourth quarter of 2006. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo® has been approved in over 40 countries outside the United States, including China, Switzerland and the European Union. Even if we successfully commercialize Tyzeka® in the United States, Sebivo® outside the United States, or other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including the commercialization of Tyzeka®/Sebivo® and the development, manufacture and commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     Our cash, cash equivalents and marketable securities balance was approximately $161.9 million at March 31, 2007. We believe that this balance, milestone payments we expect to receive from Novartis for the approval of Sebivo® in Europe, the development funding we expect to receive from Novartis relating to Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, and the anticipated proceeds from sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs until the end of 2008. However, we may need or choose to seek additional funding within this period of time. The commercialization of Tyzeka®/Sebivo® and other products, if any, and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we continue to commercialize and launch Tyzeka®/Sebivo® in the United States, United Kingdom, Germany, Italy, France and Spain, and thereafter continue efforts to market and sell Tyzeka®/Sebivo® and any other product candidates we successfully develop.
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
     We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit NDAs with the FDA for our HBV product candidate, valtorcitabine, and our HCV product candidate, valopicitabine, as we continue development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors. Additionally, we expect to continue to incur significant costs in connection with the ongoing clinical evaluation of the use of Tyzeka®/Sebivo® in patients with liver failure, or decompensated liver disease, and in connection with several clinical trials of Tyzeka®/Sebivo® that are being conducted to further establish the product profile and support the commercialization of Tyzeka®/Sebivo®.
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
     Our commercialization of Tyzeka®/Sebivo® and other products, if any, we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. In July 2006, we established a U.S. sales force and we continue to recruit sales personnel to establish a direct sales force for the European markets in which we expect to co-promote or co-market Sebivo® with Novartis. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, it may be difficult for us to recruit and retain qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. Even if we successfully hire sales personnel, we may not be successful in training and deploying them. For the commercial launch of Sebivo® in the United Kingdom, Germany, Italy, France or Spain, we will rely heavily on the sales and marketing capabilities that Novartis will provide, and in addition, if we are not successful in hiring, training, deploying and retaining our own qualified sales personnel in some of these countries, then we may not be able to successfully commercialize Sebivo®. Furthermore, we do not know if our U.S. sales force or other sales forces we seek to establish in Europe will be sufficient in size or scope to compete successfully in the marketplace.
We will incur significant expense to establish and maintain our marketing and sales capabilities.
     To maintain our U.S. marketing and sales capabilities and establish our marketing and sales capabilities in the European countries in which we intend to co-promote and co-market with Novartis any products for which we receive marketing authorization, we will incur significant expenses. The cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products in any one or more markets and if we fail to obtain marketing authorization in any particular market, we will have incurred significant unrecoverable expenses.
     In the United States and the European countries in which we intend to co-promote and co-market with Novartis Tyzeka®/Sebivo®, our sales force may be unable to meet our share of the total product details, as defined in the development agreement. If we are unable to meet our share of total product details, then we may be subject to financial penalties payable to Novartis, as specified in the development agreement.
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
     Lamivudine, entecavir and adefovir dipivoxil are small molecule therapeutics currently approved in the United States and some other jurisdictions for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin, a small molecule therapeutic. The labeling for our approved products will have a direct impact on our marketing, promotional and sales programs. Unfavorable labeling will restrict our marketing, promotional and sales programs, which would adversely affect market acceptance of our products.
     We are aware that a significant number of competitor product candidates are currently under development and may become available in the future for the treatment of HBV, HCV and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if Tyzeka®/Sebivo® and other products, if any, achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products, including lower priced generic products or technologies, are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting the manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to the use of our products;

•	we are not successful in our marketing and sales efforts;

•	we encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to the use of our products.
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
     As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls that could expose us to an increased risk of the occurrence of financial or accounting irregularities or fraud.
If we are not able to attract and retain key management, scientific and commercial personnel and advisors, we may not successfully develop our product candidates, commercialize any products or achieve our other business objectives.
     The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful commercialization of Tyzeka®/Sebivo® depends in large part on our ability to recruit, train, deploy and retain an effective sales and marketing organization in a timely fashion. Our inability to recruit, train, deploy or retain an effective sales and marketing organization, or the loss of the service of any of the key members of our senior management team may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the therapeutic indications for which such products may be used. In addition, product liability claims may distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with commercialization efforts and could adversely affect our business. Claims of this nature would also adversely affect our reputation, which could damage our position in the marketplace.
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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of March 31, 2007, we have estimated that the performance period during which the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine will be completed is a period of approximately eight and one half years following the effective date of the development agreement that we entered into with Novartis, or December 2011. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed.
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
     A determination that our internal controls over financial reporting are ineffective could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our stock, increase the volatility of our stock price and adversely affect our ability to raise additional funding.
Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
All of our product candidates, other than Tyzeka®/Sebivo®, are in development. Our product candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.
     To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon our ability to successfully commercialize Tyzeka®/Sebivo® and other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of chronic hepatitis B in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo® has been approved in over 40 countries outside the United States, including China, Switzerland and the European Union. Applications seeking authorization to market Sebivo® have been filed with regulatory authorities in certain other jurisdictions. We are conducting phase IIb clinical trials of both valopicitabine and the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
     Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such product candidates. Furthermore, the FDA may request from us and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and these regulatory agencies ultimately may not grant marketing approval for any of our product candidates.
If our clinical trials are not successful, we will not obtain regulatory approval for the commercial sale of our product candidates.
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
     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, a major market for chronic hepatitis B therapeutics, have different approval procedures than those required by the FDA and may impose additional testing requirements for Sebivo® and our product candidates. While to date regulatory approval to market Sebivo® has been received in more than 40 countries outside the United States, including China, Switzerland and the European Union, the acceptability and approvability of other applications that have been submitted by Novartis for authorization to market Sebivo® in jurisdictions outside the United States cannot be currently predicted. Any failure or delay in obtaining such marketing authorizations would have a material adverse effect on our business.
Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we fail to comply with applicable U.S. and foreign regulations, we could lose approvals we have been granted and our business would be seriously harmed.
     Even after approval, any drug product we successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs in the United States are limited to those specified in any FDA approval, and in other markets such as the European Union, regulatory approvals similar to FDA approval. Manufacturing facilities of Novartis, where the principal commercial supply of Tyzeka® will be manufactured and any other manufacturer we use to make other approved products, if any, will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.
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
     We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will increase pressure on drug pricing and continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. If we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the demand for and use of our products or cause us to reduce the price of our products.
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
     Anti-kickback laws make it illegal for any prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify specific safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. We believe we align our commercialization activities to such safe harbors, however, there can be no assurance that such activities will not be subject to scrutiny by government or private authorities. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
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
     As of March 31, 2007, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
     In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Telbivudine is being marketed in the United States under the tradename Tyzeka® and outside the United States under the tradename Sebivo®. In April 2007, we received a $10 million milestone payment for regulatory approval of Sebivo® in China. A second regulatory milestone for $10 million was achieved in April 2007 with the regulatory approval of Sebivo® in the European Union. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. Assuming we continue to successfully develop and commercialize these product candidates, under the terms of the development agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Pursuant to the development agreement, we will co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, and Novartis will exclusively commercialize Sebivo® and other products, if any, we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we have established marketing and sales capabilities, which when combined with the capabilities Novartis will provide, is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any territories outside of the countries where we expect to co-promote and co-market our products with Novartis. We are dependent upon Novartis for the commercialization of our products in the other territories.
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
     In addition to the right to purchase shares of our common stock at par value as described above, Novartis has the right, subject to limited exceptions noted below, to purchase a pro rata portion of shares of capital stock that we issue. The price that Novartis pays for these securities would be the price that we offer such securities to third parties, including the price paid by persons who acquire shares of our capital stock pursuant to awards granted under stock compensation or equity incentive plans. Novartis’ right to purchase a pro rata portion does not include:
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
     Under the development agreement, we expect to co-promote or co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, Tyzeka®/Sebivo® and other products, if any, that Novartis has licensed from us which are successfully developed and approved for commercialization. Novartis will market and sell these drug products throughout the rest of the world. Additionally, we have entered into agreements that set forth the terms and conditions pursuant to which Novartis will manufacture the U.S. commercial supply of Tyzeka® and we currently anticipate entering into similar agreements pursuant to which Novartis will manufacture the supply of Sebivo® intended for sale in all other parts of the world. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka®/Sebivo® and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
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
     Currently, we have limited sales, marketing and distribution capabilities. Although we have recently established an internal sales force and expanded our marketing capabilities in the United States and are building an internal sales force and marketing capabilities in those European countries where we expect to co-promote and co-market Sebivo® and other products we may successfully develop, we may elect to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements in time for the anticipated launch of Sebivo® in jurisdictions outside the United States, and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.
If we seek to enter into collaboration agreements for any product candidates other than those licensed to Novartis and we are not successful in establishing such collaborations, we may not be able to continue development of those product candidates.
     Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development agreement with Novartis, we may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop such product candidate or any other product candidate internally.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV; assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®

/Sebivo®, our product for the treatment of HBV.
     If the Board of Trustees of the University of Alabama and related entities are successful in the lawsuit against us, CNRS and the University of Montpellier, then UAB could obtain rights in certain patents related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV currently assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®, our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. Due to the recent filing, we continue to evaluate the allegations underlying the complaint and prepare for the defense of this claim. While we intend to vigorously defend this lawsuit, we are not able to ascertain the likelihood of success at this time.
     Our initial HCV clinical product candidate, valopicitabine, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. We believe that valopicitabine may be a new compound, and therefore we are attempting to obtain patent protection on valopicitabine itself, as well as a method to treat HCV infection with valopicitabine. NM107 was a known compound at the time that the patent applications covering the use of this active form of valopicitabine to treat HCV infection were filed. We have three issued U.S. patents claiming methods of treatment using NM107, one directed to treating HCV infection specifically and two directed to treating flavivirus and pestivirus infection. We have received two notices of allowance from the U.S. Patent & Trademark Office for a patent application covering the compound valopicitabine. In response to the most recent notice of allowance, we have filed a request for continued examination along with an information disclosure statement, thus we await further communication from the U.S. Patent & Trademark Office. We cannot, however, obtain patent protection on the compound NM107.
     Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as valopicitabine, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and valopicitabine, generically, to treat HCV infection, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat HCV infection. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat HCV infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating HCV or other viral infection under U.S. law, we would need to obtain a license that may not be available on commercially reasonable terms or at all.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV infections that could materially affect our ability to develop and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop valopicitabine or any other HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidate.
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
     We, together with Novartis, have entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo ® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patents and patent applications covering our HCV product candidates and certain HIV preclinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of

Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of April 30, 2007, we had 56,170,460 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,849,416 shares of common stock with a weighted average exercise price of $12.48 per share.
     Novartis and other holders of an aggregate of approximately 37,137,061 shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Fluctuation of our quarterly results may cause our stock price to decline, resulting in losses to you.
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of the launch of Tyzeka®/Sebivo ® and launches of other products, if any, we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop, including the launch of Tyzeka® in the United States and the launch of Sebivo® outside the United States;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None

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

Date: May 8, 2007	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By:	/s/ David Blanchard
David Blanchard
Interim Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1#	Employment letter, dated January 4, 2007, by and between the Registrant and Douglas L. Mayers, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.