Form 10-Q
period 2007-06-30
IDENIX PHARMACEUTICALS INC
filed 2007-08-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of July 31, 2007, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,189,467 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$59,471	$55,892
Restricted cash	411	411
Marketable securities	56,892	71,251
Accounts receivable, net	388	509
Receivables from related party	12,643	12,035
Income taxes receivable	201	201
Inventory	623	400
Prepaid expenses and other current assets	4,454	6,906

Total current assets	135,083	147,605
Property and equipment, net	20,732	17,448
Restricted cash, non-current	750	750
Marketable securities, non-current	43,760	59,208
Income taxes receivable, non-current	2,681	2,060
Investment	2,913	500
Other assets	847	894

Total assets	$206,766	$228,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,351	$6,811
Accrued expenses	21,825	15,679
Payables to related party	2,365	939
Deferred rent	338	338
Deferred revenue, related party	9,953	13,490
Income taxes payable	297	189

Total current liabilities	40,129	37,446
Long-term obligations	1,339	2,251
Deferred rent, net of current portion	1,831	2,000
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	44,787	40,471

Total liabilities	92,358	86,440
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 and 75,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 56,178,905 and 56,091,632 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	56	56
Additional paid-in capital	502,302	497,778
Deferred compensation	(45)	(106)
Accumulated other comprehensive income	2,681	238
Accumulated deficit	(390,586)	(355,941)

Total stockholders’ equity	114,408	142,025

Total liabilities and stockholders’ equity	$206,766	$228,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Revenues:
Collaboration revenue — related party	$18,674	$19,253
Product sales, net	1,038	—
Government research grants	20	60

Total revenues	19,732	19,313
Operating expenses:
Cost of sales	167	—
Research and development	24,570	24,862
Selling, general and administrative	19,837	12,163

Total operating expenses	44,574	37,025

Loss from operations	(24,842)	(17,712)
Investment income, net	1,802	2,519

Loss before income taxes	(23,040)	(15,193)
Income tax benefit	138	584

Net loss	$(22,902)	$(14,609)

Basic and diluted net loss per common share	$(0.41)	$(0.26)

Shares used in computing basic and diluted net loss per common share	56,170	55,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Revenues:
Collaboration revenue — related party	$43,025	$32,308
Product sales, net	1,463	—
Government research grants	50	116

Total revenues	44,538	32,424
Operating expenses:
Cost of sales	237	—
Research and development	47,124	46,930
Selling, general and administrative	35,677	22,803

Total operating expenses	83,038	69,733

Loss from operations	(38,500)	(37,309)
Investment income, net	3,780	4,654

Loss before income taxes	(34,720)	(32,655)
Income tax benefit	249	864

Net loss	$(34,471)	$(31,791)

Basic and diluted net loss per common share	$(0.61)	$(0.57)

Shares used in computing basic and diluted net loss per common share	56,148	55,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(34,471)	$(31,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,188	1,495
Stock-based compensation expense	4,424	4,230
Other	(185)	(2,165)
Changes in operating assets and liabilities:
Accounts receivable	121	—
Receivables from related party	(608)	(2,582)
Inventory	(223)	—
Prepaid expenses and other current assets	2,455	(393)
Accrued interest on marketable securities	128	—
Income taxes receivable	(756)	(917)
Other assets	47	1,043
Accounts payable	(1,471)	(3,307)
Accrued expenses	6,126	(2,133)
Payables to related party	1,425	—
Deferred revenue, related party	763	21,937
Income taxes payable	108	(101)
Long-term obligations	(919)	(750)

Net cash used in operating activities	(20,848)	(15,434)
Cash flows from investing activities:
Purchases of property and equipment	(5,406)	(3,055)
Purchases of marketable securities	(54,289)	(142,552)
Sales and maturities of marketable securities	83,915	179,742

Net cash provided by investing activities	24,220	34,135
Cash flows from financing activities:
Proceeds from issuance of common stock to related party	—	54
Proceeds from exercise of common stock options	195	651

Net cash provided by financing activities	195	705
Effect of changes in exchange rates on cash and cash equivalents	12	102

Net increase in cash and cash equivalents	3,579	19,508
Cash and cash equivalents at beginning of period	55,892	83,733

Cash and cash equivalents at end of period	$59,471	$103,241

Supplemental disclosure of cash flow information:
Taxes paid	$93	$89
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$(34)	$174
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS
     Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. The Company’s current focus is on diseases caused by hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). In October 2006, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its first product, Tyzeka ® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine is marketed as Sebivo® . In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo ® has been approved in more than 50 countries outside the United States, including China, Switzerland and the European Union.
     In July 2007, the Company announced that the FDA had placed the Company’s development program of valopicitabine (NM283) for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. The Company does not plan to continue the development of valopicitabine.
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
     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and collaborative research and development funding from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
period for shared development costs. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
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
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of June 30, 2007 and December 31, 2006 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that regulatory approval for telbivudine in Japan will not be sought, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
     Product Sales — Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. The Company estimates its deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate. The Company has a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka ® sales in the United States. In this arrangement, the Company co-promotes Tyzeka ® with Novartis in the United States, but the Company has primary responsibility for U.S. commercialization. As a result, the Company records net product sales and related production costs for the Company’s U.S. commercial collaboration in the statement of operations on a gross basis since the Company has the inventory and credit risk, and meets the criteria as a principal in the transaction. The Company records the U.S. commercial collaboration profit-sharing expense with Novartis as a reduction of collaboration revenue-related party.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
Investment
     The Company has a long-term investment in equity securities of Pharmasset Inc. (“Pharmasset”), a biotechnology company. The Company holds an ownership interest of less than 20% and does not have the ability to exercise significant influence over the operating activities of the entity in which the investment is held. During the quarter ended June 30, 2007, Pharmasset completed an initial public offering allowing their stock to be publicly traded and the Company began classifying this investment as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115. In accordance with SFAS 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available for sale securities are reported in other income (expense). Prior to the initial public offering, the Company recorded this investment under the cost method of accounting.
     The Company monitors its investment on a quarterly basis to determine whether any impairment is required. If any adjustment to fair value reflects a decline in the value of the investment below cost, the Company considers available evidence, including the duration and extent to which the market value has been less than cost, to evaluate the extent to which the decline is other-than-temporary. The Company owns 333,333 shares of Pharmasset with a value of $2,913,000 at June 30, 2007 which includes an unrealized gain of $2,413,000 that has been recorded in accumulated other comprehensive income.
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “ Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
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
     The total amount of unrecognized tax benefits was $7,800,000 and $7,823,000 at January 1, 2007 and June 30, 2007, respectively. Of this amount, $452,000 will impact the effective tax rate if ultimately realized and $7,371,000 would be offset by an increase in the valuation allowance on deferred tax assets. The Company has recorded an adjustment of $174,000 to decrease its opening retained earnings upon adoption of FIN No. 48 and $7,400,000 is a reduction of gross deferred tax assets. Since the Company’s gross deferred tax assets have been offset by a valuation allowance, this amount has not been reflected in the Company’s financial statements.
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
     As of January 1, 2007, the Company had accrued $343,000 of interest and penalties relating to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest and penalties was $406,000. The Company accounts for interest and penalties related to its uncertain tax positions as part of other income and expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(22,902)	$(14,609)	$(34,471)	$(31,791)
Basic and diluted weighted average number of common shares outstanding	56,170	55,991	56,148	55,941
Basic and diluted net loss per common share	$(0.41)	$(0.26)	$(0.61)	$(0.57)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Options	5,234	4,135	5,234	4,135
Contingently issuable shares to related party	—	256	—	256

	5,234	4,391	5,234	4,391

4. COMPREHENSIVE LOSS
     For the three months and six months ended June 30, 2007 and 2006, respectively, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss	$(22,902)	$(14,609)	$(34,471)	$(31,791)
Changes in other comprehensive loss:
Foreign currency translation adjustment	42	210	82	321
Unrealized (loss) gain on marketable securities	(10)	52	(52)	116
Unrealized gain on investment	2,413	—	2,413	—

Total comprehensive loss	$(20,457)	$(14,347)	$(32,028)	$(31,354)

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
     As part of such arrangement, Novartis paid the Company a license fee of $75,000,000 for its HBV product and product candidate, Tyzeka ® /Sebivo ® and valtorcitabine, respectively, is providing development funding for Tyzeka ® /Sebivo ® and valtorcitabine and will make milestone payments which could total up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional commercial milestone payments based upon achievement of predetermined HBV product sales levels.
     Of the $35,000,000 in milestone payments, the Company has received payment on two of these milestones in 2007. One of these regulatory milestones for $10,000,000 was achieved in the quarter ended March 31, 2007 with the regulatory approval of Sebivo ® in China. The Company recognized this regulatory milestone as collaboration revenue from related party during the quarter ended March 31, 2007 as the milestone was deemed to be substantive. A second regulatory milestone for $10,000,000 was achieved in April 2007 with the regulatory approval of Sebivo ® in the European Union. This milestone was deemed not to be substantive and the Company has recognized $4,310,000 as collaboration revenue from related party during the three months and six months ended June 30, 2007, representing the portion of the development period that has passed, with the remaining $5,690,000 being recorded as deferred revenue and will be amortized over the remaining development period of the Company’s licensed product candidates.
     Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006 and is providing development funding for valopicitabine. Under the collaboration agreement, Novartis agreed to pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments for valopicitabine. In July 2007, the Company announced that the FDA had placed the Company’s development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. The Company does not plan to continue the development of valopicitabine. As a result, the Company is not expected to receive any additional license fees or milestone payments for valopicitabine from Novartis.
     Under the Development Agreement, the Company has granted Novartis an exclusive, worldwide license to market and sell Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine. The Company will grant Novartis similar licenses at a future amount to be determined with respect to any other product candidates for which Novartis exercises its option to license. The Company has retained the right to co-promote or co-market Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain.
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
     Simultaneously with the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of June 30, 2007, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for Tyzeka ® /Sebivo ® and valtorcitabine, offset by $75,000 in interest costs, and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo ® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The Company also has included the $10,000,000 milestone payment for the regulatory approval of Sebivo® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive. The sum of these non-refundable payments received from Novartis, totaling $117,175,000, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. During the quarter ended June 30, 2007, the Company has estimated that the performance period during which the development of its licensed product and product candidates will be completed is a period of approximately

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
nine and one-half years following the effective date of the Development Agreement that the Company entered into with Novartis, or December 2012. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     As of June 30, 2007, Novartis’ stock subscription rights have reduced the license fee by an aggregate of $15,417,000, which has been recorded to additional paid-in capital. Of this amount, $6,725,000 has been recorded as a reduction of deferred revenue as of June 30, 2007 with the remaining amount of $8,692,000 recorded as a reduction of revenue.
Manufacturing and Packaging Agreements
     In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party offer, the Company entered into a commercial manufacturing agreement (the “Manufacturing Agreement”) with Novartis and a packaging agreement (the “Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis will manufacture the commercial supply of Tyzeka ® that is intended for sale in the United States. The Packaging Agreement provides that the supply of Tyzeka ® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation.
6. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these marketable securities are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Type of security:
Money market funds	$25,291	$—	$—	$25,291
Commercial paper	995	—	—	995
Corporate debt securities	84,888	5	(84)	84,809
U.S. Treasury securities and obligations of U.S. government agencies	4,891	—	(4)	4,887
Taxable auction rate securities	8,919	—	(2)	8,917
Accrued interest	1,138	—	—	1,138

	$126,122	$5	$(90)	$126,037

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Type of security:
Money market funds	$13,940	$—	$—	$13,940
Commercial paper	5,988	—	—	5,988
Corporate debt securities	111,486	17	(53)	111,450
U.S. Treasury securities and obligations of U.S. government agencies	9,176	2	(11)	9,167
Taxable auction rate securities	8,511	14	(2)	8,523
Accrued interest	1,371	—	—	1,371

	$150,472	$33	$(66)	$150,439

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	June 30,	December 31,
	2007	2006
	(in thousands)
Contractual maturity:
Maturing in one year or less	$82,277	$91,231
Maturing after one year through two years	12,433	16,310
Maturing after two years through ten years	21,155	24,922
Maturing after ten years	10,172	17,976

	$126,037	$150,439

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	June 30,	December 31,
	2007	2006
	(in thousands)
Classification in balance sheets:
Cash equivalents.	$25,385	$19,980
Marketable securities	56,892	71,251
Marketable securities, non-current	43,760	59,208

	$126,037	$150,439

     The Company has one investment in equity securities of Pharmasset, with a value of $2,913,000 at June 30, 2007. This investment is not included in the table above but is recorded as an investment at June 30, 2007.
7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Unbilled receivables from related party	$12,643	$12,035

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
8. ACCRUED EXPENSES
     Accrued expenses consist of the following:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	June 30,	December 31,
	2007	2006
	(in thousands)
Research and development contract costs	$9,063	$5,502
Payroll and benefits	4,985	5,676
License fees	1,000	1,000
Professional fees	1,755	753
Other	5,022	2,748

	$21,825	$15,679

     Accrued license fees represent amounts owing to a third party for the right to use certain manufacturing technology and patents.
9. EQUITY INCENTIVE PLANS AND SHARE-BASED COMPENSATION
     The equity incentive plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of the Company at an exercise price per share of not less than the fair market value per share of common stock as determined by the Board of Directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company’s voting common stock) and with a term not to exceed ten years from date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine. In May 2007, the Company’s stockholders approved an amendment to the 2005 Plan increasing the number of shares of common stock thereunder from 3,000,000 to 6,000,000 shares.
     The Company granted 735,626 and 287,376 stock options for the three months ended June 30, 2007 and 2006, respectively. The weighted average fair value of options granted during the three months ended June 30, 2007 and 2006 was $3.74 and $5.36, respectively. The Company granted 1,367,876 and 910,376 stock options for the six months ended June 30, 2007 and 2006, respectively. The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was $4.02 and $9.91, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $657,000. The intrinsic value was calculated as the difference between the market value and the exercise price of the shares at the date of exercise. The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $2,102,000. The aggregate intrinsic value of stock options exercisable at June 30, 2007 was $2,102,000.
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Research and development	$723	$767	$1,891	$1,533
Selling, general and administrative	1,296	1,335	2,533	2,697

Total stock-based compensation expense	$2,019	$2,102	$4,424	$4,230

     The Company has an aggregate of $16,748,000 of stock compensation as of June 30, 2007 remaining to be amortized over a weighted average life of 3.0 years.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.91%	5.03%	4.75%	4.76%
Expected option term (in years)	5.05	5.00	5.05	5.00
Expected volatility	56.9%	61.0%	56.9%	64.0%
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
     As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and six months ended June 30, 2007 and 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures.
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
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of: (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of hepatitis C infection; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000. The Company has no amounts accrued or payable under this settlement agreement at June 30, 2007 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.

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
     In February 2006, UABRF notified the Company that it and Emory University were asserting a claim, that as a result of filing a continuation patent application in July 2005 by UABRF, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75 million license fee that the Company received from Novartis in May 2003 in connection with the license of its HBV product candidates and a $0.3 million payment in connection with the submission to the United States Food and Drug Administration (“FDA”) of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical trials of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and intends to dispute these assertions. Under the terms of the license agreement, the dispute will be resolved by arbitration under the rule of the American Arbitration Association before a panel of three arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation. In July 2007, UAB requested a meeting of the chief executive officers of the Company and UAB which is part of the dispute resolution procedure in the UAB license agreement. The Company does not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to the Company pursuant to the cooperative agreement.
     However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. While the Company disputes the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of its capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, UABRF would likely contend that the Company is obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine. The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at June 30, 2007.
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® , our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. In response to the complaint in March 2007, the Company filed a motion to dismiss based upon lack of personal jurisdiction. The Company continues to evaluate the allegations underlying the complaint and prepare for the defense of this claim, if necessary. While the Company intends to vigorously defend this lawsuit, the Company is not able to ascertain the likelihood of success at this time.
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
     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” or SFAS No. 159, was issued. SFAS No. 159 includes an amendment of FASB Statement No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ” and permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
     In June 2007, EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payment for Goods and Services Received for Use in Future Research and Development Activities” (“EITF 07-03”) was issued. EITF 07-03 provides guidance on whether nonrefundable advance payments for goods and services that will be used in research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
12. SUBSEQUENT EVENT
     In July 2007, the Company announced that the FDA had placed the Company’s development program of valopicitabine (NM283) for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. The Company does not plan to continue the development of valopicitabine.
     In July 2007, the Company notified Metabasis Therapeutics, Inc. (“Metabasis”) that it was terminating its research collaboration agreement with Metabasis effective in October 2007. The Company entered into a research collaboration in October 2006 in which Metabasis’ proprietary liver-targeted technology would be applied to certain of the Company’s compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. The Company incurred $413,000 and $825,000 in research and development expenses relating to this collaboration during the three months and six months ended June 30, 2007, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth below in Part II, Item 1A – Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
Overview
     Idenix is a biopharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of human viral and other infectious diseases. Our current focus is on diseases caused by hepatitis B virus, or HBV; hepatitis C virus, or HCV; and human immunodeficiency virus, or HIV.
     In October 2006, we received approval from the U.S. Food and Drug Administration, or FDA, to market our first product, Tyzeka ® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine is marketed as Sebivo ® . In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo ® has been approved in more than 50 countries outside the United States, including China, Switzerland and the European Union. Each of Tyzeka ® /Sebivo ® and the product candidates that we are developing are selective and specific, are being developed for once a day oral administration, and we believe may be used in combination with other therapeutic agents to improve clinical benefits.
     In July 2007, we announced that the FDA had placed our development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine. We are evaluating our future expenditures on research and development activities; and selling, general and administrative functions with the goal of investing in programs that we believe will create shareholder value.
     The following table summarizes key information regarding Tyzeka® /Sebivo® and our pipeline of product candidates:

Product/ Product
Candidates/
Indication	Programs	Description
HBV	Tyzeka®Sebivo®* (telbivudine) (L- nucleoside)	In October 2006, the FDA, approved Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. Outside of the United States, Sebivo ® has been approved in more than 50 countries to date. Ongoing clinical trials for telbivudine include a phase III clinical trial in HBV infected patients with liver failure, or decompensated liver disease, and phase IIIb/IV clinical trials, which are intended to provide certain additional product data.

Product/ Product
Candidates/
Indication	Programs	Description
HBV	valtorcitabine (L-nucleoside)	This product candidate is being developed for use in fixed dose combination with telbivudine for treatment of hepatitis B patients who require more intensive antiviral therapy than is achieved by single agent therapy. A phase IIb clinical trial of the combination of valtorcitabine and telbivudine is ongoing.

HCV	valopicitabine (NM283) (Nucleoside analog) discovery program	This program has been placed on clinical hold by the U.S. Food and Drug Administration and development of the program has been discontinued. We do not plan to continue the development of this product candidate.

Preclinical evaluation of compounds from the HCV discovery program is in progress. This program is focused on the three primary classes of drugs for the treatment of hepatitis C, which include nucleoside polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors. The most advanced of these efforts is our research in next-generation nucleoside polymerase inhibitors, from which we have selected a lead program and begun investigational new drug application, or IND, enabling preclinical studies.

HIV	IDX899 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	A phase I dose-escalation study for the non-nucleoside reverse transcriptase inhibitor (NNRTI) candidate IDX899 for the treatment of HIV is ongoing. This phase 1 study is designed to assess the safety and pharmacokinetics of IDX899 in healthy volunteers.

*	In this Form 10-Q, all references to Tyzeka® (trade name of telbivudine in the United States), Sebivo® (trade name of telbivudine for countries other than the United States) and Tyzeka ® /Sebivo ® refer to telbivudine.
     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. The collaboration includes the development, license and commercialization agreement dated as of May 8, 2003, by and among us and Novartis as amended, and the master manufacturing and supply agreement dated as of May 8, 2003 between us and Novartis. Novartis paid us a license fee of $75 million for our HBV product and product candidate, Tyzeka ® /Sebivo ® and valtorcitabine, respectively, is providing development funding for Tyzeka ® /Sebivo ® and valtorcitabine and will make milestone payments, which could total up to $35 million upon the achievement of specific regulatory approvals. Additional commercialization milestone payments will be paid to us by Novartis upon achievement of predetermined HBV product sales levels.
     Of these $35 million in milestone payments, we received payment on two of these regulatory milestones in 2007. We achieved one of these regulatory milestones for $10.0 million during the three months ended March 31, 2007 with the regulatory approval of Sebivo ® in China. We recognized this regulatory milestone in collaboration revenue from Novartis in association with this milestone during the three months ended March 31, 2007 as the milestone was deemed substantive. A second of these regulatory milestones for $10.0 million was achieved in April 2007 with the regulatory approval of Sebivo ® in the European Union. This milestone was deemed not to be substantive and we recognized $4,310,000 as revenue during the three months and six months ended June 30, 2007, representing the portion of the development period that has passed, with the remaining $5,690,000 being recorded as deferred revenue and will be amortized over the remaining development period of our licensed product candidates.
     Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our former HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006 and Novartis began providing development funding for valopicitabine. Under the collaboration, Novartis will pay us up to $500 million in additional license fees and regulatory milestone payments for valopicitabine. In July 2007, we announced that the FDA had placed our development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed to date in clinical testing. We do not plan to continue the development of valopicitabine. As a result, we are not expected to receive any additional license fees or regulatory milestone payments for valopicitabine from Novartis.
     We plan to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain all products, Novartis licenses from us that are successfully developed and approved for commercial sales, including Tyzeka ® /Sebivo ® . Novartis has the exclusive right to promote and market such products in the rest of the world. In support of such co-promotion and co-marketing activities, we have recruited and employed a sales force in the United States and in some of the other co-promotion and co-marketing countries.
     Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredients for the commercial supply of licensed products if certain conditions and criteria were satisfied. In June 2006, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the manufacturing agreement, Novartis will manufacture the commercial supply of Tyzeka ® that is intended for sale in the United States. The packaging agreement provides that the supply of Tyzeka ® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation. We are in discussions with Novartis about finalizing the manufacturing rights for the long-term supply of Sebivo ® in the rest of the world.
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
     All of our product candidates are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. Currently, Tyzeka ® /Sebivo ® has received regulatory approval for the treatment of patients with chronic hepatitis B in more than 50 countries around the world, including the United States, China, Switzerland and the European Union. We started recognizing revenue from product sales associated with Tyzeka ® in the United States during the fourth quarter of 2006. While we expect that our revenues associated with product sales from Tyzeka ® /Sebivo ® will increase in 2007 as we and Novartis increase our sales efforts in the United States and launch Sebivo ® in the European Union and several other countries, we do not expect to realize sufficient product sales in 2007 to support our operating costs. Accordingly, we expect our near-term sources of funding to consist principally of the reimbursement of expenses we may incur in connection with the development of our licensed product and product candidates ; and anticipated proceeds from product sales of Tyzeka ® /Sebivo ® .
     Our revenues are derived from: license fees and milestone payments, development expense reimbursements received from our partners, Tyzeka ® product sales in the United States, amounts associated with Sebivo ® product sales outside of the United States, and government grants. We derived substantially all of our total revenues from Novartis for the three and six months ended June 30, 2007 and 2006, respectively. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for Tyzeka ® /Sebivo ® , valtorcitabine and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.
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

Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
Revenues
     Total revenues for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$12,475	$15,955
License fee revenue	6,540	3,298
Product revenue — rest of world	108	—
Profit sharing to related party	(449)	—

	18,674	19,253
Product sales, net	1,038	—
Government grants	20	60

Total revenues	$19,732	$19,313

Collaboration Revenue — Related Party
     Collaboration revenue related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Collaboration revenue that we receive from Novartis is as follows:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and achievement of pre-determined sales levels defined in the development agreement relating to Tyzeka ® /Sebivo ® and valtorcitabine;

•	product revenue – rest of world is comprised of amounts that Novartis will pay us for the supply of licensed products in countries outside of the United States, United Kingdom, Germany, France, Spain and Italy. These amounts are recorded as revenue on individual country basis as the greater of: a) net sales multiplied by a percentage of net sales defined in the supply agreement less cost of product sold or b) 110% of the cost of product sold. The percentage of net sales starts at 20% and increases based on certain annual sales volumes; and

•	profit sharing to related party represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we act as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, is shared equally with Novartis on product sales in the United States. These amounts due to Novartis are recorded as a reduction of collaboration revenue.
     The decrease in collaboration revenue from related party of $0.6 million for the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006 was primarily due to lower reimbursements from Novartis due to a decrease in development costs for Tyzeka®/Sebivo®, valopicitabine and valtorcitabine; and profit sharing amounts owed to Novartis from the sales of Tyzeka® in the United States. These decreases were offset by an increase in license fee revenue as a result of recognition of revenue relating to the milestone achieved with the regulatory approval of Sebivo® in the European Union in April 2007.
     Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. We estimate deductions from product sales at the time of sale based on historical experience and industry knowledge updated for changes in facts, where appropriate. We have a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka ® sales in the United States. In this arrangement, we co-promote Tyzeka ® with Novartis in the United States, but we have primary responsibility for U.S. commercialization. As a result, we record product sales and related production costs for our U.S. commercial product sales in the statement of operations on a gross basis less applicable allowances since we have the inventory and credit risk, and we meet the criteria as a principal in the sale of product to third parties.
     The increase in product sales of $1.0 million for the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006 was due to the launch of Tyzeka ® in the United States in the fourth quarter of 2006.
     Research and Development Expenses
     Research and development expenses were $24.6 million for the three months ended June 30, 2007 as compared with $24.9 million for the three months ended June 30, 2006. The decrease of $0.3 million was primarily due to a decrease in expenses for third party contractors, primarily related to clinical trials and pre-clinical studies of Tyzeka®/Sebivo® and valtorcitabine. This decrease was partially offset by an increase in salary other payroll-related costs due to the hiring of additional personnel for research activities.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $19.8 million for the three months ended June 30, 2007 as compared with $12.2 million for the three months ended June 30, 2006. The increase of $7.6 million was primarily due to an increase in salary and other payroll-related expenses primarily due to the hiring of additional sales and marketing personnel in the United States and Europe in continuation of the commercialization of Tyzeka ® /Sebivo ® ; increased marketing expenses associated with the launch of Tyzeka ® /Sebivo ® and higher professional fees.
     Investment and Other Income, Net
     Net investment income was $1.8 million for the three months ended June 30, 2007 as compared with $2.5 million for the three months ended June 30, 2006. The decrease of $0.7 million was primarily the result of lower average cash and marketable securities balances held during the three months ended June 30, 2007 due to the use of cash for operations.
     Income Taxes
     Income tax benefit was approximately $0.1 million for the three months ended June 30, 2007 as compared with approximately $0.6 million for the three months ended June 30, 2006. The decrease in the income tax benefit for the three months ended June 30, 2007 was due to a reduction in amounts our French subsidiary has received or is expected to receive for certain research and development credits, net of income tax expense incurred by our U.S., French and Dutch subsidiaries. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin.
Comparison of Six Months Ended June 30, 2007 and 2006
     Revenues
     Total revenues for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$24,262	$27,066
License fee revenue	9,255	5,242
Milestone revenue	10,000	—
Product revenue — rest of world	138	—
Profit sharing to related party	(630)	—

	43,025	32,308
Product sales, net	1,463	—
Government grants	50	116

Total revenues	$44,538	$32,424

     The increase in collaboration revenue from related party of $10.7 million for the six months ended June 30, 2007 in comparison with the six months ended June 30, 2006 was primarily due to the achievement of a $10.0 million regulatory milestone from Novartis during the three months ended March 31, 2007 in which we obtained marketing authorization of Sebivo ® in China and the recognition of revenue relating to the milestone achieved with the regulatory approval of Sebivo ® in the European Union in April 2007.
     The increase in product sales of $1.5 million for the six months ended June 30, 2007 in comparison with the six months ended June 30, 2006 was due to the launch of Tyzeka ® in the United States in the fourth quarter of 2006.
     Research and Development Expenses
     Research and development expenses were $47.1 million for the six months ended June 30, 2007 as compared with $46.9 million for the six months ended June 30, 2006. The increase of $0.2 million was primarily due to increases of $2.2 million in salary and payroll-related expenses, associated with the hiring of additional employees for expanded research and development activities and $3.4 million in material costs associated with the development of our HIV program. These increases were partially offset by a decrease of $4.1 million in clinical development expenses associated with Tyzeka ® /Sebivo ® .
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $35.7 million for the six months ended June 30, 2007 as compared with $22.8 million for the six months ended June 30, 2006. The increase of $12.9 million was primarily due to an increase in salary and other payroll-related expenses primarily due to the hiring of additional sales and marketing personnel in the United States and Europe in preparation of the commercialization of Tyzeka ® /Sebivo ® ; increased marketing expenses associated with the launch of Tyzeka ® /Sebivo ® and higher professional fees.
     Investment and Other Income, Net
     Net investment income was $3.8 million for the six months ended June 30, 2007 as compared with $4.7 million for the six months ended June 30, 2006. The decrease of $0.9 million was primarily the result of lower average cash and marketable securities balances held during the six months ended June 30, 2007 due to the use of cash for operations.
     Income Taxes
     Income tax benefit was approximately $0.2 million for the six months ended June 30, 2007 as compared with approximately $0.9 million for the six months ended June 30, 2006. The decrease in the income tax benefit for the six months ended June 30, 2007 was due to a reduction in amounts our French subsidiary has received or is expected to receive for certain research and development credits. We also incurred a $0.2 million increase in our accumulated deficit due to the adoption of FASB Interpretation No. 48.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, collections on sales of Tyzeka ® in the United States, net proceeds from private placements of our convertible preferred stock, net proceeds from public offerings and concurrent private placements of our common stock in July 2004 and in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans. As a result of the clinical hold the FDA had placed our development program of valopicitabine and that we do not plan to continue the development of valopicitabine, we will not receive any additional license fees or other milestone payments for valopicitabine from Novartis.

     We had $59.5 million and $55.9 million in cash and cash equivalents as of June 30, 2007 and December 31, 2006, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of June 30, 2007, we had $56.9 million in current marketable securities and $43.8 million in non-current marketable securities. As of December 31, 2006, we had $71.3 million in current marketable securities and $59.2 million in non-current marketable securities. In total, we had $160.1 million and $186.4 million in cash, cash equivalents and marketable securities at June 30, 2007 and December 31, 2006, respectively. We also had an investment valued at $2.9 million and $0.5 million at June 30, 2007 and December 31, 2006, respectively.
     Net cash used in operating activities was $20.8 million for the six months ended June 30, 2007. Net cash used in operating activities was $15.4 million for the six months ended June 30, 2006. The net cash used in operating activities for the six months ended June 30, 2007 was primarily related to the net loss for the period offset by a decrease in prepaid expenses and other current assets and an increase in accrued expenses. The net cash used in operating activities for the six months ended June 30, 2006 was primarily related to the net loss for the period and decreases in receivables from related party, accounts payable and accrued expenses. This was offset by the receipt of a $25 million payment from Novartis relating to the license of valopicitabine in March 2006.
     Net cash provided by investing activities was $24.2 million and $34.1 million for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by investing activities for the six months ended June 30, 2007 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects and leasehold improvements. The net cash provided by investing activities for the six months ended June 30, 2006 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects.
     Net cash provided by financing activities was $0.2 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     Set forth below is a description of our contractual obligations as of June 30, 2007:

	Payments Due by Period
			One to
		Less Than	Three	Three to	After Five
Contractual Obligations	Total	One Year	Years	Five Years	Years
		(in thousands)
Operating leases	$18,460	$3,207	$6,154	$4,041	$5,058
Consulting and other agreements	6,789	2,758	3,528	503	—

Total contractual obligations	$25,249	$5,965	$9,682	$4,544	$5,058

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
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contended that we are obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. In July 2007, UAB requested a meeting of the chief executive officers of Idenix and UAB, which is part of the dispute resolution procedure set forth in the UAB license agreement.
     We do not regard it to be probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of June 30, 2007. However, if it were determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® , our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. In response to the complaint in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. We continue to evaluate the allegations underlying the complaint and prepare for the defense of the claim, if necessary. While we intend to vigorously defend this lawsuit, we are not able to ascertain the likelihood of success at this time.
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
     In October 2006, we entered into a two-year research collaboration agreement with Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007.
     We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of Tyzeka ® /Sebivo ® and valtorcitabine together with anticipated proceeds from sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our cash needs for the next two years. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.

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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies for revenue recognition, accrued expenses and stock based compensation for the three months ended June 30, 2007 .
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
     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” or SFAS No. 159, was issued. SFAS No. 159 includes an amendment of FASB Statement No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ” and permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that this standard will have on our financial statements.
     In June 2007, EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payment for Goods and Services Received for Use in Future Research and Development Activities”, or EITF 07-03 was issued. EITF 07-03 provides guidance on whether nonrefundable advance payments for goods and services that will be used in research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, that this standard will have on our financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of legal proceedings. There were no material developments in regard to such proceedings for the quarter ended June 30, 2007.
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
     We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of products to date and are unable to make an accurate assessment of potential future revenue. We expect to incur annual operating losses over the next several years as we expand our drug discovery, development and commercialization efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product sales, regulatory approval for products we successfully develop must be obtained and we and Novartis must effectively manufacture, market and sell such products. We introduced Tyzeka ® commercially in the United States in the fourth quarter of 2006. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo ® has been approved in more than 50 countries outside the United States, including China, Switzerland and the European Union. Even if we successfully commercialize Tyzeka ® in the United States, Sebivo ® outside the United States, or other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including the commercialization of Tyzeka ® /Sebivo ® and the development, manufacture and commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     Our cash, cash equivalents and marketable securities balance was approximately $160.1 million at June 30, 2007. We believe that this balance, the development funding we expect to receive from Novartis relating to Tyzeka® /Sebivo® and valtorcitabine, and the anticipated proceeds from sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our anticipated cash needs for the next two years. However, we may need or choose to seek additional funding within this period of time. The commercialization of Tyzeka ® /Sebivo ® and other products, if any, and the development of our product candidates will require substantial additional cash to fund expenses that we will incur in connection with sales and marketing efforts, manufacturing of commercial supply, preclinical studies and clinical trials and regulatory review. We expect that our selling, general and administrative expenses will increase significantly as we continue to commercialize and launch Tyzeka ® /Sebivo ® in the United States, United Kingdom, Germany, Italy, France and Spain, and thereafter continue efforts to market and sell Tyzeka ® /Sebivo ® and any other product candidates we successfully develop.
     Our need for additional funding will depend in large part on whether:
•	with respect to Tyzeka® /Sebivo® and valtorcitabine, Novartis continues to reimburse us for development expenses, and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of these licensed product candidates; and

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis.
     In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and product candidates it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or product candidate by providing us with six months written notice.
     Our future capital needs will also depend generally on many other factors, including:
•	the costs of commercializing and launching Tyzeka® /Sebivo® and other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities;

•	the amount of revenue that we may be able to realize from commercialization and sale of telbivudine and other product candidates, if any, which are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV, HBV and HIV;

•	the cost of obtaining, maintaining and defending patents on Tyzeka® /Sebivo® , our product candidates and our processes;

•	the arrangements we establish for manufacturing and the related cost of manufacturing commercial supply of products;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of establishing and maintaining sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, product candidates or other business assets;

•	the magnitude of our general and administrative expenses; and

•	any costs we may incur under current and future licensing arrangements.
     We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit NDAs with the FDA for our HBV product candidate, valtorcitabine, and possible HCV product candidates, other than valopicitabine, as we continue development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors. Additionally, we expect to continue to incur significant costs in connection with the ongoing clinical evaluation of the use of Tyzeka ® /Sebivo ® in patients with liver failure, or decompensated liver disease, and in connection with several clinical trials of Tyzeka ® /Sebivo ® that are being conducted to further establish the product profile and support the commercialization of Tyzeka ® /Sebivo ® .
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
     Even though we have received approval from regulatory authorities in several jurisdictions outside the United States for Sebivo ® , commercialization of Sebivo ® in these jurisdictions could be delayed for a number of reasons, some of which are outside of our control. Specifically, commercialization of Sebivo ® in these jurisdictions may be delayed by our failure, or the failure of Novartis, to timely finalize distribution arrangements, manufacturing process and arrangements, produce sufficient inventory and/or properly prepare the sales force. If we are unable to launch and commercialize Tyzeka ® /Sebivo ® on the timeline we anticipate, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed.
We will not be able to continue to commercialize our drug products successfully if we are unable to hire, train, deploy and retain qualified sales personnel as part of our sales force.
     Our commercialization of Tyzeka® /Sebivo® and other products, if any, we successfully develop will depend upon our ability to establish and maintain an effective marketing and sales organization. Currently, we have limited sales, marketing and distribution experience. In July 2006, we established a U.S. sales force and we continue to recruit sales personnel to establish a direct sales force for the European markets in which we expect to co-promote or co-market Sebivo ® with Novartis. Competition for sales personnel is intense. Due to the promotion, marketing and sale of competitive and potentially competitive products within specialized markets by companies that have significantly greater resources and existing commercialization infrastructures, it may be difficult for us to recruit and retain qualified personnel with experience in sales and marketing of viral and other infectious disease therapeutics. Even if we successfully hire sales personnel, we may not be successful in training and deploying them. For the commercial launch of Sebivo ® in the United Kingdom, Germany, Italy, France or Spain, we will rely heavily on the sales and marketing capabilities that Novartis will provide, and in addition, if we are not successful in hiring, training, deploying and retaining our own qualified sales personnel in some of these countries, then we may not be able to successfully commercialize Sebivo ® . Furthermore, we do not know if our U.S. sales force or other sales forces we seek to establish in Europe will be sufficient in size or scope to compete successfully in the marketplace.
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
     In the United States and the European countries in which we intend to co-promote and co-market Tyzeka ® /Sebivo ® with Novartis, our sales force may be unable to meet our share of the total product details, as defined in the development agreement. If we are unable to meet our share of total product details, then we may be subject to financial penalties payable to Novartis, as specified in the development agreement.
Our market is subject to intense competition. If we are unable to compete effectively, Tyzeka ® /Sebivo ® , other products we successfully develop and our product candidates may be rendered noncompetitive or obsolete.
     We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting.
     We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of hepatitis B infection, we are aware of four other drug products, specifically, lamivudine, entecavir and adefovir dipivoxil, each nucleoside analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States. These products have preceded Tyzeka ® /Sebivo ® into the marketplace and have gained acceptance with physicians and patients. For the treatment of chronic hepatitis C, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 22 antiviral therapies approved for commercial sale in the United States. Of these approved therapies, seven are nucleosides, three are non-nucleosides, 11 are protease inhibitors and one is an entry inhibitor.
     We believe that a significant number of product candidates that are currently under development may become available in the future for the treatment of HBV, HCV and HIV infections. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Additionally, products our competitors successfully develop for the treatment of HCV and HIV may be marketed prior to any HCV or HIV product we successfully develop. Many of our competitors have:
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
     With respect to Tyzeka® /Sebivo® and other products, if any, we may successfully develop and obtain approval to commercialize, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.
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
     In addition to direct competition, to receive attention from and be considered by physicians and patients, Tyzeka ® /Sebivo ® and any other product we may successfully develop and receive approval to commercialize will compete against the promotional efforts of other companies and products. In the pharmaceutical and biopharmaceutical markets, the level of promotional effort required to effect awareness of new products is substantial. Market acceptance of our products will be affected by the level of promotional effort that we are able to provide for our products. The level of our promotional efforts will depend in part on our ability to continue to recruit, train, deploy and retain an effective sales and marketing organization. We cannot offer assurance that the levels of promotional effort that we will be able to provide for products we successfully develop will be effective in allowing our products to compete successfully in the market.
     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.
If Tyzeka ® /Sebivo ® and other products, if any, we successfully develop and obtain regulatory approval to commercialize fail to achieve and maintain market acceptance, our business will not be successful.
     Our success and growth will depend upon the acceptance by physicians, healthcare professionals and third-party payers of Tyzeka ® /Sebivo ® and other products, if any, we successfully develop. Acceptance will be a function of:
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
     We are aware that a significant number of competitor product candidates are currently under development and may become available in the future for the treatment of HBV, HCV and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from product sales to maintain or grow our business. In addition, even if Tyzeka ® /Sebivo ® and other products, if any, achieve market acceptance, we may not be able to maintain that market acceptance over time if:
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
     Our research and development programs, other than our programs for valtorcitabine for HBV, valopicitabine for HCV and NNRTIs for HIV, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. We submitted to the FDA exploratory INDs for two HIV product candidates. Based upon preclinical data and the results of a microdosing study in healthy volunteers, we have selected one of these product candidates, IDX-899, to advance in clinical development.
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
     We have experienced rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we expect that our anticipated growth will continue to have a similar impact. As we market and sell Tyzeka® in the United States, continue with the commercial launch of Sebivo ® in jurisdictions outside the United States and advance our product candidates through clinical trials and regulatory approval processes, we are expanding significantly our marketing and sales, development, regulatory and manufacturing capabilities.
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
     The growth of our business and our success depends in large part on our ability to attract and retain key management, research and development, and sales and marketing personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. Additionally, the successful commercialization of Tyzeka ® /Sebivo ® depends in large part on our ability to recruit, train, deploy and retain an effective sales and marketing organization in a timely fashion. Our inability to recruit, train, deploy or retain an effective sales and marketing organization, or the loss of the service of any of the key members of our senior management team may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates, the successful commercialization of products we develop and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
     For Tyzeka® /Sebivo® , product liability claims could be made against us based on the use of our product in people. For Tyzeka ® /Sebivo ® and our product candidates, product liability claims could be made against us based on the use of our product candidates in clinical trials. We have obtained product liability insurance for Tyzeka ® /Sebivo ® and maintain clinical trial insurance for our product candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts in damages. This could adversely affect our cash position and results of operations.
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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of June 30, 2007, we have estimated that the performance period during which the development of our licensed product and product candidates will be completed is a period of approximately nine and one half years following the effective date of the development agreement that we entered into with Novartis, or December 2012. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
All of our product candidates, other than Tyzeka ® /Sebivo ® , are in development. Our product candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.
     To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon our ability to successfully commercialize Tyzeka ® /Sebivo ® and other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka ® for the treatment of chronic hepatitis B in the United States. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo ® has been approved in more than 50 countries outside the United States, including China, Switzerland and the European Union. Applications seeking authorization to market Sebivo ® have been filed with regulatory authorities in certain other jurisdictions. We are completing a phase IIb clinical trial of the combination of valtorcitabine and telbivudine. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.
     Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such product candidates. Furthermore, the FDA may request from us and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and these regulatory agencies ultimately may not grant marketing approval for any of our product candidates. In July 2007, we announced that the FDA had placed our development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine.
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
     We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. In July 2007, we announced that the FDA had placed our development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue to develop valopicitabine.

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
     If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to complete phase III and phase IIIb/IV clinical trials of Tyzeka® /Sebivo® ;

•	we may be unable to complete phase IIb clinical trials of valtorcitabine;

•	we may be unable to initiate phase III clinical trials of valtorcitabine;

•	we may be unable to commence human clinical trials of any HIV product candidate, additional HCV product candidates or other product candidates;

•	Novartis may choose not to license our product candidates other than Tyzeka® /Sebivo® , valtorcitabine and valopicitabine, and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or • we may not have the financial resources to continue the research and development of our product candidates.
If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our partners will be unable to commercialize our product candidates.
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
     The time required for FDA review and other approvals is uncertain and typically takes a number of years, depending upon the complexity of the product candidate. Our analysis of data obtained from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action, changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.
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
     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with Novartis, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our product candidates. Any failure or delay in obtaining such marketing authorizations for our product candidates would have a material adverse effect on our business.
Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we fail to comply with applicable U.S. and foreign regulations, we could lose approvals we have been granted and our business would be seriously harmed.
     Even after approval, any drug product we successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs in the United States are limited to those specified in any FDA approval, and in other markets such as the European Union, regulatory approvals similar to FDA approval. Manufacturing facilities of Novartis, where the principal commercial supply of Tyzeka ® is manufactured and any other manufacturer we use to make other approved products, if any, will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on Novartis and third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.
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
     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Any of our commercial products may not be considered cost effective and reimbursement may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Other than Tyzeka ® in the United States, neither Sebivo ® in countries outside of the United States nor any of our product candidates have received the pricing approvals required to commercialize such products, and therefore we do not know the level of reimbursement, if any, received for our products. If the reimbursement we receive for any of our products is inadequate in light of our development and other costs, our profitability could be adversely affected.
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
     The activities in which we and Novartis expect to engage relating to the sale and marketing of Tyzeka® /Sebivo® and other products, if any, that are approved for commercialization will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price.
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
     Although we have implemented a corporate compliance program as part of our commercialization preparations relating to Tyzeka ® /Sebivo ® , we have limited marketing and sales experience, and we cannot assure you that we or our employees, directors or agents are or will be or will act in compliance with all applicable laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical trials, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of the approved product from the market, exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid), significant criminal and/or civil fines or other penalties, and costly litigation.
     Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our efforts to commercialize Tyzeka ® /Sebivo ® and other products, if any, that we successfully develop and receive approval to commercialize.
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
     As of June 30, 2007, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for support in commercialization of Tyzeka ® /Sebivo ® and development of product candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
     In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Telbivudine is being marketed in the United States under the tradename Tyzeka ® and outside the United States under the tradename Sebivo ® . In April 2007, we received a $10 million milestone payment for regulatory approval of Sebivo ® in China. and in June 2007 we received an additional $10 million milestone payment for regulatory approval of Sebivo ® in the European Union. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of valopicitabine into phase III clinical trials. In July 2007, we announced that the FDA had placed our development program of valopicitabine for the treatment of HCV on clinical hold in the United States based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine. As a result, we will not receive any additional license fees or other milestone payments for valopicitabine from Novartis. Assuming we continue to successfully develop and commercialize these product candidates (other than valopicitabine), under the terms of the development agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Pursuant to the development agreement, we will co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, Sebivo ® and other products, if any, we successfully develop. Additionally Novartis will exclusively commercialize Sebivo ® and other products, if any, we successfully develop in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. In reliance on this arrangement, we have established marketing and sales capabilities, which when combined with the capabilities Novartis will provide, is anticipated to be adequate to allow us and Novartis to market and sell such products. We do not currently have and do not intend to establish marketing and sales capabilities in any territories outside of the countries where we expect to co-promote and co-market our products with Novartis. We are dependent upon Novartis for the commercialization of our products in the other territories.
     Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason with six months’ written notice. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators or partners, our business would be materially adversely affected.
Novartis has the option to license from us product candidates we discover, or in some cases, acquire. If Novartis does not exercise its option with respect to a product candidate, our development, manufacture and/or commercialization of such product candidate may be substantially delayed or limited.
     Our drug development programs and potential commercialization of our product candidates will require substantial additional funding. In addition to its license of Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine, Novartis has the option under the development agreement to license our other product candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such product candidates.
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
If we materially breach our obligations or covenants arising under the development agreement or our master manufacturing and supply agreement with Novartis, we may lose our rights to commercialize Tyzeka ® /Sebivo ® or to develop or commercialize our product candidates.
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
If Novartis terminates or fails to perform its obligations under the development agreement, we may not be able to successfully commercialize Tyzeka ® /Sebivo ® or our product candidates licensed to Novartis and the development and commercialization of our other product candidates could be delayed, curtailed or terminated.
     Under the development agreement, we expect to co-promote or co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, Tyzeka ® /Sebivo ® and other products, if any, that Novartis has licensed from us which are successfully developed and approved for commercialization. Novartis will market and sell these drug products throughout the rest of the world. Additionally, we have entered into agreements that set forth the terms and conditions pursuant to which Novartis will manufacture the U.S. commercial supply of Tyzeka ® and we currently anticipate entering into similar agreements pursuant to which Novartis will manufacture the supply of Sebivo ® intended for sale in all other parts of the world. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka ® /Sebivo ® and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial benefits we anticipate, and our results of operations may be adversely affected.
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
     Currently, we have limited sales, marketing and distribution capabilities. Although we have recently established an internal sales force and expanded our marketing capabilities in the United States and are building an internal sales force and marketing capabilities in those European countries where we expect to co-promote and co-market Sebivo ® and other products we may successfully develop, we may elect to further augment our sales, marketing and distribution capabilities through arrangements with third parties. We may not be successful in entering into any such arrangements in time for the anticipated launch of Sebivo ® in jurisdictions outside the United States, and, if entered into, the terms of any such arrangements may not be favorable. We cannot be assured that any third party would devote the necessary time or attention to sell, market or distribute our products. If these arrangements are unsuccessful, we may be unable to successfully commercialize our products.
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
     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. Under the supply agreement, Novartis has agreed to manufacture or have manufactured for us the active pharmaceutical ingredients, or API, of product candidates that we license to Novartis for our clinical supply requirements and may manufacture API for commercial supply. Pursuant to the manufacturing agreement and packaging agreement, Novartis will manufacture the commercial supply of Tyzeka ® , which is intended for sale in the United States. If the manufacturing arrangements we have established with Novartis relating to the manufacture of commercial supply intended for sale in the United States were to terminate or we are unable to successfully negotiate with Novartis an arrangement relating to the manufacture of commercial supply of Sebivo ® intended for sale in countries outside the United States, the commercialization of Tyzeka ® /Sebivo ® could be interrupted or delayed, which would have an adverse affect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any such arrangement could be less favorable than the commercial terms we negotiate with Novartis.

Factors Related to Patents and Licenses
If we are unable to adequately protect our patents and licenses related to our product candidates, or if we infringe the rights of others, we may not be able to successfully commercialize Tyzeka ® /Sebivo ® or other products, if any, that we successfully develop.
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
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contended that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. In July 2007, UAB requested a meeting of the executive officers of Idenix and UAB, which is part of the dispute resolution procedure set forth in the UAB license agreement.
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
     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or non-exclusively license any claims covering the use of telbivudine to treat HBV to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have five U.S. patents covering the use of telbivudine to treat HBV, which we believe a competitor would infringe if it sought to commercialize telbivudine. Patent applications covering the use of telbivudine to treat HBV are also pending or have already been granted in numerous other countries. The FDA granted approval on October 25, 2006 and also granted five years of marketing exclusivity, during which period the FDA will not approve the applications of any competitiors who seek approval of telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV; assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo® , our product for the treatment of HBV.
     If the Board of Trustees of the University of Alabama and related entities are successful in the lawsuit against us, CNRS and the University of Montpellier, then UAB could obtain rights in certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV currently assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® , our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have been incurred. In response to the complaint, in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. We continue to evaluate the allegations underlying the complaint and prepare for the defense of this claim, if necessary. While we intend to vigorously defend this lawsuit, we are not able to ascertain the likelihood of success at this time.
     Our initial HCV clinical product candidate, valopicitabine, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. We believe that valopicitabine may be a new compound, and therefore we are attempting to obtain patent protection on valopicitabine itself, as well as a method to treat HCV infection with valopicitabine. NM107 was a known compound at the time that the patent applications covering the use of this active form of valopicitabine to treat HCV infection were filed. We have granted U.S. patents claiming methods of treatment using NM107, each directed to treating HCV infection specifically to treating flavivirus and pestivirus infection. We have a pending U.S. patent application covering the compound valopicitabine. We cannot, however, obtain patent protection on the compound NM107.
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
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV infections that could materially affect our ability to develop and sell Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine, as well as other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidate.
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
If any of our agreements that grant us the exclusive right to make, use and sell Tyzeka® /Sebivo® and our product candidates are terminated, we may be unable to develop or commercialize our product candidates.
     We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka ® /Sebivo ® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka ® /Sebivo ® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patents and patent applications covering our HCV product candidates and certain HIV preclinical product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of July 31, 2007, we had 56,189,467 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 5,313,099 shares of common stock with a weighted average exercise price of $11.65 per share.
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
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka® /Sebivo® or our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of the launch of Tyzeka® /Sebivo® and launches of other products, if any, we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop, including the launch of Tyzeka ® in the United States and the launch of Sebivo ® outside the United States;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the market acceptance of any products we successfully develop;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of the stockholders at our 2007 Annual Meeting of Stockholders held on May 31, 2007 (the “Annual Meeting”):
1.	To elect nine directors to serve until the next annual meeting of stockholders;

2.	To approve an amendment to our restated certificate of incorporation, as amended, increasing the number of authorized shares of common stock from 75,000,000 to 125,000,000 shares;

3.	To approve an amendment to our 2005 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 6,000,000 shares; and

4.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2007
     The number of shares of common stock outstanding and eligible to vote as of the record date of April 5, 2007 was 56,167,393. Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.
Proposal 1: Electing nine directors to serve until the next annual meeting of stockholders

Nominees	For	Withheld
Jean-Pierre Sommadossi	44,833,893	648,564
Charles W. Cramb	44,832,689	649,768
Thomas Ebeling	42,330,434	3,152,023
Wayne Hockmeyer	44,811,214	671,243
Thomas Hodgson	44,830,874	651,583
Norman Payson	44,836,030	646,427
Robert Pelzer	42,371,185	3,111,272
Denise Pollard-Knight	44,816,730	665,727
Pamela Thomas-Graham	44,833,086	649,371
Proposal 2: Approving an amendment to our restated certificate of incorporation, as amended, increasing the number of authorized shares of common stock from 75,000,000 to 125,000,000 shares

For	Against	Abstain	No-Vote
44,257,547	729,315	495,595	0
Proposal 3: Approving an amendment to our 2005 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 6,000,000 shares

For	Against	Abstain	No-Vote
36,462,792	1,702,533	111,163	7,205,969
Proposal 4: Ratifying and approving the selection of Pricewaterhouse Coopers LLP as Idenix’s independent registered public accounting firm for the current year

For	Against	Abstain	No-Vote
44,811,593	62,261	608,603	0
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

Date: August 8, 2007	By:	/s/ Jean-Pierre Sommadossi

Jean-Pierre Sommadossi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Ronald C. Renaud, Jr.

Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Accounting Officer)
Exhibit Index

Exhibit
No.	Description

10.1	Employment letter, dated June 8, 2007, by and between the Registrant and Ronald C. Renaud, Jr., previously filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K, dated June 13, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.