Form 10-Q
period 2007-09-30
IDENIX PHARMACEUTICALS INC
filed 2007-11-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of October 31, 2007, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,189,467 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$51,285	$55,892
Restricted cash	411	411
Marketable securities	52,519	71,251
Accounts receivable, net	689	509
Receivables from related party	7,758	12,035
Income taxes receivable	211	201
Inventory	836	400
Prepaid expenses and other current assets	5,380	6,906

Total current assets	119,089	147,605
Property and equipment, net	17,261	17,448
Restricted cash, non-current	750	750
Marketable securities, non-current	32,678	59,208
Income taxes receivable, non-current	3,097	2,060
Investment	4,053	500
Other assets	872	894

Total assets	$177,800	$228,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,663	$6,811
Accrued expenses	20,707	15,679
Payables to related party	2,906	939
Deferred rent	338	338
Deferred revenue, related party	9,123	13,490
Income taxes payable	162	189

Total current liabilities	38,899	37,446
Long-term obligations	1,403	2,251
Deferred rent, net of current portion	1,747	2,000
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	43,335	40,471

Total liabilities	89,656	86,440
Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 and 75,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 56,189,467 and 56,091,632 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	56	56
Additional paid-in capital	505,141	497,778
Deferred compensation	(26)	(106)
Accumulated other comprehensive income	4,108	238
Accumulated deficit	(421,135)	(355,941)

Total stockholders’ equity	88,144	142,025

Total liabilities and stockholders’ equity	$177,800	$228,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

Revenues:
Collaboration revenue — related party	$9,153	$19,590
Product sales, net	1,725	—
Government research grants	10	55

Total revenues	10,888	19,645
Operating expenses:
Cost of sales	277	—
Research and development	18,421	26,083
Selling, general and administrative	18,393	15,924
Restructuring and impairment charges	6,439	—

Total operating expenses	43,530	42,007

Loss from operations	(32,642)	(22,362)
Investment income, net	1,718	2,563

Loss before income taxes	(30,924)	(19,799)
Income tax benefit	375	84

Net loss	$(30,549)	$(19,715)

Basic and diluted net loss per common share	$(0.54)	$(0.35)

Shares used in computing basic and diluted net loss per common share	56,189	56,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Revenues:
Collaboration revenue — related party	$52,178	$51,898
Product sales, net	3,188	—
Government research grants	60	171

Total revenues	55,426	52,069
Operating expenses:
Cost of sales	514	—
Research and development	65,545	73,013
Selling, general and administrative	54,070	38,727
Restructuring and impairment charges	6,439	—

Total operating expenses	126,568	111,740

Loss from operations	(71,142)	(59,671)
Investment income, net	5,498	7,217

Loss before income taxes	(65,644)	(52,454)
Income tax benefit	624	948

Net loss	$(65,020)	$(51,506)

Basic and diluted net loss per common share	$(1.16)	$(0.92)

Shares used in computing basic and diluted net loss per common share	56,162	55,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(65,020)	$(51,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,199	2,406
Stock-based compensation expense, including related to restructuring	7,271	6,773
Other	(269)	(2,640)
Impairment charges	2,143	—
Changes in operating assets and liabilities:
Accounts receivable	(180)	—
Receivables from related party	4,277	(2,610)
Inventory	(436)	—
Prepaid expenses and other current assets	1,627	(811)
Accrued interest on marketable securities	189	—
Income taxes receivable	(996)	(1,065)
Other assets	22	1,062
Accounts payable	(1,166)	74
Accrued expenses	4,910	153
Payables to related party	1,967	—
Deferred revenue, related party	(1,516)	18,563
Income taxes payable	(65)	(64)
Long-term obligations	(858)	(684)

Net cash used in operating activities	(42,901)	(30,349)

Cash flows from investing activities:
Purchases of property and equipment	(6,935)	(6,139)
Purchases of marketable securities	(73,268)	(219,909)
Sales and maturities of marketable securities	118,250	238,089

Net cash provided by investing activities	38,047	12,041

Cash flows from financing activities:
Proceeds from issuance of common stock to related party	—	54
Proceeds from exercise of common stock options	205	856

Net cash provided by financing activities	205	910

Effect of changes in exchange rates on cash and cash equivalents	42	67

Net decrease in cash and cash equivalents	(4,607)	(17,331)
Cash and cash equivalents at beginning of period	55,892	83,733

Cash and cash equivalents at end of period	$51,285	$66,402

Supplemental disclosure of cash flow information:
Taxes paid	$126	$104
Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$(33)	$287
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
     Effective May 8, 2003, Novartis Pharma AG (“Novartis”), a subsidiary of Novartis AG, acquired a majority interest in the Company’s outstanding stock and the operations of the Company have been consolidated in the financial statements of Novartis since that date. Since May 2003, Novartis has had the ability to exercise control over the Company’s strategic direction, research and development activities and other material business decisions (Note 5).
     In October 2006, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market its first product, Tyzeka ® (telbivudine), for the treatment of patients with chronic hepatitis B in the United States. In territories outside the United States, telbivudine is marketed as Sebivo ®. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo ® has been approved in more than 50 countries outside the United States, including China, Switzerland and the European Union.
     In July 2007, the Company announced that the FDA had placed on clinical hold in the United States the Company’s development program of valopicitabine (“NM283”) for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company does not plan to continue the development of valopicitabine.
     In September 2007, the Company entered into an amendment to the development, license and commercialization agreement dated as of May 8, 2003 between the Company and Novartis (the “2007 Amendment”, and the 2007 Amendment and all prior amendments, the “Development Agreement”). The Company and Novartis also entered into a transition services agreement (the “TSA”). Pursuant to the 2007 Amendment, the Company transitioned to Novartis all of its development, commercialization and manufacturing rights and obligations to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, the Company will receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales.
     In conjunction with the 2007 Amendment, the Company announced a restructure of its operations in which the Company entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe (Note 10). The restructuring was a strategic decision on behalf of the Company to focus its resources on its HCV and HIV discovery and development programs.
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
     In March 2003, the Company entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5,000,000 and, as a result of this payment, the Company reversed approximately $4,571,000 of revenue previously recognized in connection with the original arrangements with Sumitomo and recorded the remaining amount as a reduction of deferred revenue. The Company also has $4,272,000 included in deferred revenue on its consolidated balance sheet at each of September 30, 2007 and December 31, 2006 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5,000,000 to Sumitomo upon the first commercial sale of telbivudine in Japan. This payment will be recorded first as a reduction of the remaining deferred revenue, with the excess recorded as an expense. If and when the Company determines that regulatory approval for telbivudine in Japan will not be sought, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the remaining deferred revenue would be recognized as revenue at that time.
     Product Sales — Product sales consist of sales of Tyzeka® in the United States. Revenues from product sales are recognized when the product is shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales are recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, government-related rebates, such as Medicaid, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. The Company estimates its deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate. Prior to October 1, 2007, the Company had a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka ® sales in the United States. In this arrangement, the Company co-promoted Tyzeka ® with Novartis in the United States, but the Company had primary responsibility for U.S. commercialization. As a result, the Company recorded net product sales and related production costs for the Company’s U.S. commercial collaboration in the statement of operations on a gross basis since the Company had the inventory and credit risk, and met the criteria as a principal in the transaction. The Company recorded the U.S. commercial collaboration profit-sharing expense with Novartis as a reduction of collaboration revenue-related party.
     In September 2007, the Company amended its development, license and commercialization agreement with Novartis (Note 5) in which Novartis assumed sole responsibility for product sales of Tyzeka ®/ /Sebivo ® on a worldwide basis beginning on October 1, 2007. As a result, beginning in the fourth quarter of 2007, the Company will no longer record product sales of Tyzeka ® .

\

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     Royalty Income — Effective October 1, 2007, the Company will no longer recognize revenues from product sales of Tyzeka®/Sebivo®. Thereafter, the Company will receive royalty payments associated with sales of Tyzeka®/Sebivo®. These royalty payments will be equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales.
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
Investment
     As of September 30, 2007, the Company held a long-term investment in equity securities of Pharmasset Inc. (“Pharmasset”), a biotechnology company. The Company held an ownership interest of less than 20% and did not have the ability to exercise significant influence over Pharmasset. During the quarter ended June 30, 2007, Pharmasset completed an initial public offering allowing their stock to be publicly traded and the Company began classifying this investment as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No.115”). In accordance with SFAS No. 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available for sale securities are reported in other income (expense). Prior to the initial public offering, the Company recorded this investment under the cost method of accounting. The Company owned 333,333 shares of Pharmasset with a value of $4,053,000 at September 30, 2007 which included an unrealized gain of $3,553,000 that has been recorded in accumulated other comprehensive income. In October 2007, the Company sold all its ownership in Pharmasset and realized a gain of $3,500,000.
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004)(“SFAS No. 123(R)”), “Share-Based Payment.” SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions,” (“FIN No. 48”). FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The Company adopted the provisions of FIN No. 48 effective January 1, 2007.
     The total amount of unrecognized tax benefits was $7,800,000 and $950,000 at January 1, 2007 and September 30, 2007, respectively. Of this amount, $180,000 will impact the effective tax rate if ultimately realized and $770,000 would be offset by an increase in the valuation allowance on deferred tax assets. The Company has recorded a net adjustment of $174,000 to decrease its opening retained earnings upon adoption of FIN No. 48 and $7,400,000 is a reduction of gross deferred tax assets. Since the Company’s gross deferred tax assets have been offset by a valuation allowance, this amount has not been reflected in the Company’s balance sheet.
     During the quarter ended September 30, 2007, an uncertain tax position relating to the tax year ended December 31, 2003 expired due to the closing of the statute of limitations. The effect of this adjustment was to increase the federal income tax benefit by $273,000 and increase gross deferred tax assets by $6,600,000.
     As of January 1, 2007, the Company had accrued $343,000 of interest and penalties relating to uncertain tax positions. During the quarter ended September 30, 2007, the Company reversed $398,000 of interest and penalties due to the closing of the statute of limitations on an uncertain tax position and had no accrued interest and penalties owing at September 30, 2007. The Company accounts for interest and penalties related to its uncertain tax positions as part of investment income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(30,549)	$(19,715)	$(65,020)	$(51,506)
Basic and diluted weighted average number of common shares outstanding	56,189	56,058	56,162	55,981
Basic and diluted net loss per common share	$(0.54)	$(0.35)	$(1.16)	$(0.92)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Options	4,942	4,309	4,942	4,309
Contingently issuable shares to related party	10	383	10	383

	4,952	4,692	4,952	4,692

     In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive.
4. COMPREHENSIVE LOSS
     For the three months and nine months ended September 30, 2007 and 2006, respectively, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss	$(30,549)	$(19,715)	$(65,020)	$(51,506)
Changes in other comprehensive loss:
Foreign currency translation adjustment	325	(10)	407	311
Unrealized (loss) gain on marketable securities	(38)	48	(90)	164
Unrealized gain on investment	1,140	—	3,553	—

Total comprehensive loss	$(29,122)	$(19,677)	$(61,150)	$(51,031)

5. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the Development Agreement.
     In September 2007, the Company entered into the 2007 Amendment and the TSA. The 2007 Amendment and TSA are effective as of October 1, 2007. Pursuant to the 2007 Amendment, the Company transitioned to Novartis all of its development, commercialization and manufacturing rights and obligations related to telbivudine, the Company’s drug product for the treatment of HBV, on a worldwide basis. Telbivudine is marketed as Tyzeka® in the United States and as Sebivo® in the rest of the world. The Company will receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment shall vary based upon the territory and the aggregate dollar amount of net sales. Novartis is responsible for development and commercialization expenses relating to telbivudine beginning on October 1, 2007. Novartis shall also be responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and any intellectual property prosecution and enforcement activities. Pursuant to the TSA, the Company will provide Novartis with certain services relating to telbivudine through June 2008 (or later if agreed to by the parties). The Company will be reimbursed by Novartis for these services.
     As part of the Development Agreement, Novartis paid the Company a license fee of $75,000,000 for its HBV product and product candidate, Tyzeka ® /Sebivo ® and valtorcitabine, respectively, provided development funding for Tyzeka ® /Sebivo ® and valtorcitabine and was obligated to make milestone payments which could have totaled up to $35,000,000 upon the achievement of certain regulatory approvals, as well as additional commercial milestone payments based upon achievement of predetermined HBV product sales levels. Of these $35,000,000 in milestone payments, the Company received payment on two of these regulatory milestones in 2007 totaling $20,000,000. The Company is no longer eligible to receive any remaining milestone payments associated with telbivudine as a result of the Company’s transition to Novartis of all of its development, commercialization and manufacturing rights and obligations related to telbivudine.
     The Company has received payment on two of these regulatory milestones in 2007. One of these regulatory milestones for $10,000,000 was achieved in the quarter ended March 31, 2007 with the regulatory approval of Sebivo ® in China. The Company recognized this regulatory milestone as collaboration revenue from related party during the quarter ended March 31, 2007 as the milestone was deemed to be substantive. The second regulatory milestone for $10,000,000 was achieved in April 2007 with the regulatory approval of Sebivo ® in the European Union. This milestone was deemed not to be substantive and the Company has included this milestone as part of the license fee and is being recorded as collaboration revenue from related party over the remaining development period of the Company’s licensed product candidates.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     As part of the Development Agreement, Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate at that time. As a result, Novartis paid the Company a license fee of $25,000,000 in March 2006 and is providing development funding for valopicitabine. Under the development agreement, Novartis agreed to pay the Company up to $500,000,000 in additional license fees and regulatory milestone payments for an HCV product candidate. In July 2007, the Company announced that the FDA had placed on clinical hold in the United States the Company’s development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company does not plan to continue the development of valopicitabine. As a result, the Company is not expected to receive any additional license fees or milestone payments for valopicitabine from Novartis.
     Under the Development Agreement, the Company has granted Novartis an exclusive worldwide license to market and sell Tyzeka  ® /Sebivo ® , valtorcitabine and valopicitabine. The Company will grant Novartis similar licenses at a future amount to be determined with respect to any other product candidates for which Novartis exercises its option to license. The Company initially retained the right to co-promote or co-market Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain. Under the 2007 Amendment, the Company transitioned to Novartis all of its development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales.
     The Company is reimbursed by Novartis on a quarterly basis for expenses it incurs in connection with the development and registration of its licensed products and product candidates. Effective October 1, 2007, Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine. The Company will be reimbursed by Novartis for approved costs associated with telbivudine for certain agreements that will be transitioned to Novartis under the TSA.
     Simultaneously with the initial collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255,000,000 in cash, with an additional aggregate amount of up to $357,000,000 contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of September 30, 2007, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25,000,000 license fee for valopicitabine, a $75,000,000 license fee for Tyzeka ® /Sebivo ® and valtorcitabine, offset by $75,000 in interest costs, and a $5,000,000 reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo ® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development Agreement. The Company also incurred approximately $2,250,000 in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The Company has included the $10,000,000 milestone payment for the regulatory approval of Sebivo ® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive. The sum of these non-refundable payments received from Novartis, totaling $117,175,000, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. During the quarter ended September 30, 2007, the Company has estimated that the performance period during which the development of its licensed product and product candidates will be completed is a period of approximately ten years following the effective date of the Development Agreement that the Company entered into with Novartis, or June 2013. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
     As of September 30, 2007, Novartis’ stock subscription rights have reduced the license fee by an aggregate of $15,418,000, which has been recorded to additional paid-in capital. Of this amount, $6,445,000 has been recorded as a reduction of deferred revenue as of September 30, 2007 with the remaining amount of $8,973,000 recorded as a reduction of revenue.
Manufacturing and Packaging Agreements
     In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party offer, the Company entered into a commercial manufacturing agreement (the “Manufacturing Agreement”) with Novartis and a packaging agreement (the “Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis would manufacture the commercial supply of Tyzeka ® that was intended for sale in the United States. The Packaging Agreement provided that the supply of Tyzeka ® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     As a result of the 2007 Amendment, the Manufacturing Agreement was terminated and the Company will work with Novartis to terminate the Company’s rights and obligations to the Packaging Agreement. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka®/Sebivo® on a worldwide basis. No penalties were incurred by the Company as a result of the termination of these agreements.
6. MARKETABLE SECURITIES
     The Company invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities .” Accordingly, these marketable securities are recorded at fair value, which is based on quoted market prices. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Type of security:
Money market funds	$17,429	$—	$—	$17,429
Commercial paper	5,788	—	—	5,788
Corporate debt securities	73,160	10	(136)	73,034
U.S. Treasury securities and obligations of U.S. government agencies	2,897	2	—	2,899
Taxable auction rate securities	7,423	1	—	7,424
Accrued interest	909	—	—	909

	$107,606	$13	$(136)	$107,483

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Type of security:
Money market funds	$13,940	$—	$—	$13,940
Commercial paper	5,988	—	—	5,988
Corporate debt securities	111,486	17	(53)	111,450
U.S. Treasury securities and obligations of U.S. government agencies	9,176	2	(11)	9,167
Taxable auction rate securities	8,511	14	(2)	8,523
Accrued interest	1,371	—	—	1,371

	$150,472	$33	$(66)	$150,439

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	September 30,	December 31,
	2007	2006
	(in thousands)
Contractual maturity:
Maturing in one year or less	$74,805	$91,231
Maturing after one year through two years	4,836	16,310
Maturing after two years through ten years	18,923	24,922
Maturing after ten years	8,919	17,976

	$107,483	$150,439

     Included in the table above are taxable auction rate securities, which typically reset to current interest rates every 28 to 45 days, but are included in the table above based on their stated maturities.

	September 30,	December 31,
	2007	2006
	(in thousands)
Classification in balance sheets:
Cash equivalents	$22,286	$19,980
Marketable securities	52,519	71,251
Marketable securities, non-current	32,678	59,208

	$107,483	$150,439

     As of September 30, 2007, the Company had one investment in equity securities of Pharmasset, with a value of $4,053,000 at September 30, 2007. This investment is not included in the table above but was recorded as an investment at September 30, 2007. In October 2007, the Company sold its investment in Pharmasset and realized a gain of $3,500,000.
7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Unbilled receivables from related party	$7,758	$12,035

     Unbilled receivables from related party represent amounts under collaborative agreements in the normal course of business for reimbursement of development, regulatory and marketing expenditures that have not been billed. The reimbursement of development and regulatory expenditures is billed quarterly. All related party receivables are due from Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
8. PROPERTY AND EQUIPMENT

	Estimated	September 30,	December 31,
	Useful Life	2007	2006
	(Years)	(in thousands)

Office equipment	5	$67	$71
Scientific equipment	7	6,870	5,738
Computer equipment and software	2	4,091	4,005
Enterprise software	5	5,639	2,307
Office furniture	7	1,558	1,645
Trade show booths	2	638	382
Leasehold improvements	*	10,513	7,540
Construction-in-progress		375	3,944

		29,751	25,632
Less — accumulated depreciation		(12,490)	(8,184)

		$17,261	$17,448

*	Shorter of asset life or lease term.
     During the quarter ended September 30, 2007 as a result of the Company’s restructuring announced in September 2007, the Company accelerated depreciation expense of $1,930,000 on certain enterprise software assets that would no longer be used following the transition of commercialization and development activities to Novartis. The Company revised its estimate of the useful life of these assets to end in October 2007 and expects to incur an additional depreciation charge of $862,000 during the quarter ended December 31, 2007. The Company also recorded an impairment charge of $2,143,000 during the quarter ended September 30, 2007 for certain enterprise software assets that were recorded in construction-in-progress and which now will not be placed into service as a result of the restructuring.
9. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Research and development contract costs	$6,444	$5,502
Payroll and benefits	4,033	5,676
License fees	1,000	1,000
Professional fees	1,728	753
Restructuring	3,328	—
Other	4,174	2,748

	$20,707	$15,679

     The accrued restructuring liability represents costs associated with the Company’s announcement in September of 2007 that it would restructure its operations with the transition of development, commercialization and manufacturing rights of telbivudine and obligations related to Novartis (Note 10).
10. RESTRUCTURING AND IMPAIRMENT CHARGES
     On September 28, 2007, the Company announced a restructure of its operations as a result of an agreement with Novartis in which the Company would transition to Novartis all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis effective October 1, 2007. As a result, the Company entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. The restructuring was a strategic decision on behalf of the Company to focus its resources on its HCV and HIV discovery and development programs.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The Company accounted for its restructuring liability related to one-time benefits offered to terminated employees in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The Company accounted for its impairment charges in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
     As a result of the restructuring, the Company recorded a restructuring charge of $3,328,000 for the quarter ended September 30, 2007 primarily related to severance costs. The Company expects to incur and pay approximately $3.0 to $5.0 million in additional charges related to this restructuring for severance and contract termination costs over the next two quarters. A summary of the restructuring activity at September 30, 2007 is as follows:

	Charge for the Three and Nine			Current Liability
	Months Ended		Non-cash	as of
	September 30, 2007	Cash Payments	expense	September 30, 2007
	(in thousands)

Employee severance, benefits and related costs	$3,328	$—	$—	$3,328
Contract termination and other costs	—	—	—	$—

	$3,328	$—	$—	$3,328

     Additionally, in connection with the restructuring, the Company incurred an impairment charge of $2,143,000 on certain fixed assets and stock compensation expense of $968,000 associated with the accelerated vesting of stock options during the quarter ended September 30, 2007. The Company also had an additional charge of $1,930,000 during the quarter ended September 30, 2007 relating to accelerating depreciation on certain fixed assets. The Company expects to record an additional $862,000 of depreciation expense relating to these assets during the quarter ending December 31, 2007 (Note 8).
11. EQUITY INCENTIVE PLANS AND SHARE-BASED COMPENSATION
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
     The Company granted 115,530 and 277,316 stock options for the three months ended September 30, 2007 and 2006, respectively. The weighted average fair value of options granted during the three months ended September 30, 2007 and 2006 was $2.31 and $5.55, respectively. The Company granted 1,483,506 and 1,187,692 stock options for the nine months ended September 30, 2007 and 2006, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.88 and $8.89, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $710,000. The intrinsic value was calculated as the difference between the market value and the exercise price of the shares at the date of exercise. The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $456,000. The aggregate intrinsic value of stock options exercisable at September 30, 2007 was $455,000.
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Research and development	$553	$713	$2,444	$2,246
Selling, general and administrative	1,326	1,830	3,859	4,527
Restructuring and impairment	968	—	968	—

Total stock-based compensation expense	$2,847	$2,543	$7,271	$6,773

     The Company has an aggregate of $11,708,000 of stock compensation as of September 30, 2007 remaining to be amortized over a weighted average life of 2.9 years.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
The assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Expected dividend yield	—	—	—	—
Risk-free interest rate	4.96%	4.96%	4.77%	4.81%
Expected option term (in years)	5.05	5.00	5.05	5.00
Expected volatility	56.9%	61.0%	56.9%	63.0%
     No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected life of the option. The expected option term and expected volatility were determined by examining the expected terms and expected volatilities of similarly sized biotechnology companies as well as the expected option term and expected volatility of the Company’s stock.
     Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three and nine months ended September 30, 2007 and 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures.
12. LEGAL CONTINGENCIES
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
     As a part of the settlement agreement, UAB and UABRF agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2,000,000 payment to UABRF in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UABRF. These future payments consist of: (i) a $1,000,000 payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12,000,000. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of HCV; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12,000,000. At that time, the Company will be obligated to pay to UABRF the difference between the sales based payments then paid to date for such product and $12,000,000. The Company has no amounts accrued or payable under this settlement agreement at September 30, 2007 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     In February 2006, UABRF notified the Company that it and Emory University were asserting a claim, that as a result of filing a continuation patent application in July 2005 by UABRF, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UABRF, Emory University and Le Centre Nationale de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15,300,000, comprised of 20% of the $75,000,000 license fee that the Company received from Novartis in May 2003 in connection with the license of its HBV product candidates and a $300,000 payment in connection with the submission to the United States Food and Drug Administration (“FDA”) of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical trials of telbivudine. The Company disagrees with the assertion made by UABRF and Emory University and is actively defending against these assertions. Under the terms of the license agreement, the dispute will be resolved by arbitration under the rule of the American Arbitration Association before a panel of three arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation. Pursuant to the terms of the dispute resolutions procedure in the UAB license agreement, in September 2007 the CEOs of UABRF and the Company met and agreed to begin a mediation process. The Company does not believe that the matters disputed by UABRF and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including a license to telbivudine, which have been granted to the Company pursuant to the cooperative agreement.
     However, if it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. While the Company disputes the demands made by UABRF, even if liability were found to exist, UABRF’s claims, in addition to those described above would likely include payments in the aggregate amount of $1,000,000 due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50,000,000 and a 3% royalty on annual sales greater than $50,000,000 made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of its capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, UABRF would likely contend that the Company is obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine. The Company does not believe that it is probable that UABRF’s position will be upheld and as such, the Company has not recorded a liability at September 30, 2007.
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ®, the Company’s product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint in March 2007, the Company filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action for one hundred twenty (120) days and pursue mediation relating to the disputes associated with the license agreement and this litigation. The Company continues to actively prepare for the defense of this claim, if necessary. While the Company is vigorously defending this lawsuit, the Company is not able to ascertain the likelihood of success at this time.
Indemnification
     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development Agreement. Under the Development Agreement and the stock purchase agreement (the “Stock Purchase Agreement”), the Company made numerous representations and warranties to Novartis regarding its HBV and HCV product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development Agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.
13. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”) was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS No. 159”) was issued. SFAS No. 159 includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believes,” “estimates,” “intends,” “may,” “plans,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth below in Part II, Item 1A — Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
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
     In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine.
     Effective October 1, 2007, we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales. As a direct result of this transition, on September 28, 2007 we announced a restructuring of our operations by a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the U.S. and Europe. As a result of the restructuring, we recorded a charge of $6.4 million in the quarter ended September 30, 2007 primarily related to severance costs and impairment of certain assets. We expect to incur approximately $3.0 to $5.0 million in additional charges related to this restructuring over the next two quarters. Additionally, in connection with the restructuring, we incurred an additional charge of $1.9 million during the quarter ended September 30, 2007 relating to accelerating depreciation on certain assets. We expect to record an additional $0.9 million of depreciation expense relating to these assets during the quarter ending December 31, 2007. We estimate that this restructuring will result in savings of $40 million to $45 million, including associated third party and marketing costs, on an annualized basis.

     The following table summarizes key information regarding Tyzeka® /Sebivo® and our pipeline of product candidates:

Product/ Product
Candidates/
Indication	Programs	Description
HBV	Tyzeka®Sebivo®* (telbivudine) (L- nucleoside)	In October 2006, the FDA, approved Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. Outside of the United States, Sebivo ® has been approved in more than 50 countries to date. Effective October 1, 2007, we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka® /Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka® /Sebivo®, with such percentage increasing according to specified tiers of net sales. Beginning in the fourth quarter of 2007, Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine. We are in the process of transitioning to Novartis all ongoing clinical trials and commercial activities for telbivudine.

HBV	valtorcitabine (L-nucleoside)	During the third quarter of 2007, we decided not to continue with the development of valtorcitabine.

HCV	valopicitabine (NM283) (Nucleoside analog)	In July 2007, this program was placed on clinical hold by the FDA and development of the program was discontinued.

	discovery program • Nucleoside polymerase inhibitors (IDX102 and IDX184) • Protease inhibitors • Non-nucleoside polymerase inhibitors	Preclinical evaluation of compounds from the HCV discovery program is in progress. This program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors. The most advanced of these efforts is our research in next-generation nucleoside polymerase inhibitors. We have identified two lead candidates which are in late stage preclinical testing studies.

HIV	IDX899 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	A phase I dose-escalation study for the non-nucleoside reverse transcriptase inhibitor, or NNRTI, candidate IDX899 for the treatment of HIV was completed. This phase 1 study was designed to assess the safety and pharmacokinetics of IDX899 in healthy volunteers.

*	In this Form 10-Q, all references to Tyzeka® (trade name of telbivudine in the United States), Sebivo® (trade name of telbivudine for countries other than the United States) and Tyzeka ® /Sebivo ® refer to telbivudine.
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
     Of these $35 million in milestone payments, we received payment on two of these regulatory milestones in 2007. We achieved one of these regulatory milestones for $10.0 million during the three months ended March 31, 2007 with the regulatory approval of Sebivo ® in China. We recognized this regulatory milestone in collaboration revenue from Novartis in association with this milestone during the three months ended March 31, 2007 as the milestone was deemed substantive. A second of these regulatory milestones for $10.0 million was achieved in April 2007 with the regulatory approval of Sebivo ® in the European Union. This milestone was deemed not to be substantive and we recognized $237,000 and $4,547,000 as revenue during the three months and nine months ended September 30, 2007, respectively, representing the portion of the development period that has passed, with the remaining $5,453,000 being recorded as deferred revenue and will be amortized over the remaining development period of our licensed product candidates. We are no longer eligible to receive any remaining milestone payments associated with telbivudine as a result of our transition to Novartis of all of our development, commercialization and manufacturing rights and obligations related to telbivudine.
     Novartis also acquired an option to license our HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our former HCV product candidate. As a result, we received a $25 million license payment from Novartis in March 2006 and Novartis began providing development funding for valopicitabine. Under the collaboration, Novartis would have paid us up to $500 million in additional license fees and regulatory milestone payments for an HCV product candidate. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed to date in clinical testing. We do not plan to continue the development of valopicitabine. As a result, we are not expected to receive any additional license fees or regulatory milestone payments for valopicitabine from Novartis.
     We initially planned to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain all products Novartis licenses from us that are successfully developed and approved for commercial sales, including Tyzeka ® /Sebivo ® . Effective October 1, 2007, we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales. As a direct result of this transition, on September 28, 2007 we announced a restructuring of our operations by a workforce reduction of approximately 100 positions, including the termination of our sales force in the United States and Europe. We continue to have co-promotion and co-marketing rights with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain on all other products, with the exception of Tyzeka®/Sebivo®, that Novartis licenses from us that are successfully developed and approved for commercial sales. Novartis has the exclusive right to promote and market these other licensed products in the rest of the world.
     Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredients for the commercial supply of licensed products if certain conditions and criteria were satisfied. In June 2006, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the manufacturing agreement, Novartis manufactured the commercial supply of Tyzeka ® that was intended for sale in the United States. The packaging agreement provides that the supply of Tyzeka ® intended for commercial sale in the United States will be packaged by Novartis Pharmaceuticals Corporation. As a result of the recent amendment to our collaboration agreement with Novartis, we terminated the manufacturing agreement and will work with Novartis to terminate our rights and obligations under the packaging agreement. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka®/Sebivo® on a worldwide basis.
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
     All of our product candidates are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates. Currently, Tyzeka ® /Sebivo ® has received regulatory approval for the treatment of patients with chronic hepatitis B in more than 50 countries around the world, including the United States, China, Switzerland and the European Union. We started recognizing revenue from product sales associated with Tyzeka ® in the United States during the fourth quarter of 2006. Effective October 1, 2007 with the recent transition to Novartis of our development and commercial rights to telbivudine, we will no longer recognize revenue from product sales of Tyzeka® and instead we will begin recognizing royalty income associated with product sales of Tyzeka®/Sebivo®. We expect our near-term sources of funding to consist principally of the reimbursement of expenses we may incur in connection with the development of our licensed product and product candidates;

potential license and other fees we may receive in connection with license agreements with third parties; and anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® .
     To date, our revenues have been derived from: license fees and milestone payments, development expense reimbursements received from our partners, Tyzeka ® product sales in the United States, amounts associated with Sebivo ® product sales outside of the United States, and government grants. We derived substantially all of our total revenues from Novartis for the three and nine months ended September 30, 2007 and 2006, respectively. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our HCV product candidate and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
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
     On September 28, 2007, we announced a restructure of its operations as a result of an agreement with Novartis in which we would transition to Novartis all development, commercialization and manufacturing rights to telbivudine (Tyzeka ®/Sebivo ®) on a worldwide basis effective October 1, 2007. As a result, we entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka ®/Sebivo ® in the United States and Europe. The restructuring was a strategic decision in which we would focus our resources on our HCV and HIV discovery and development programs.
     As a result of the restructuring, we recorded a restructuring charge of $3.3 million for the quarter ended September 30, 2007 primarily related to severance costs. We expect to incur and pay approximately $3.0 to $5.0 million in additional charges related to this restructuring for severance and contract terminations costs over the next two quarters. A summary of restructuring activity at September 30, 2007 is as follows:

	Charge for the Three and Nine			Current Liability
	Months Ended		Non-cash	as of
	September 30, 2007	Cash Payments	expense	September 30, 2007
	(in thousands)

Employee severance, benefits and related costs	$3,328	$—	$—	$3,328
Contract termination and other costs	—	—	—	$—

	$3,328	$—	$—	$3,328

     Additionally, in connection with the restructuring, we incurred an impairment charge of $2.1 million on certain fixed assets and stock compensation expense of $1.0 million associated with the accelerated vesting of stock options during the quarter ended September 30, 2007. We also had an additional charge of $1.9 million during the quarter ended September 30, 2007 relating to accelerating depreciation on certain fixed assets. The Company expects to record an additional $0.9 million of depreciation expense relating to these assets during the quarter ending December 31, 2007 (Note 8).

Results of Operations
Comparison of Three Months Ended September 30, 2007 and 2006
Revenues
     Total revenues for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$7,518	$16,273
License fee revenue	2,281	3,317
Product revenue — rest of world	103	—
Profit sharing to related party	(749)	—

	9,153	19,590
Product sales, net	1,725	—
Government grants	10	55

Total revenues	$10,888	$19,645

Collaboration Revenue — Related Party
     Collaboration revenue related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Prior to the amendment of our agreement with Novartis in September 2007, collaboration revenue that we have recognized from Novartis was comprised of the following:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and achievement of pre-determined sales levels defined in the development agreement relating to Tyzeka ® /Sebivo ® and valtorcitabine;

•	product revenue — rest of world is comprised of amounts that Novartis would pay us for the supply of licensed products in countries outside of the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.
     The decrease in collaboration revenue from related party of $10.4 million for the three months ended September 30, 2007 in comparison with the three months ended September 30, 2006 was primarily due to lower reimbursements from Novartis as a result of decreases in development costs for Tyzeka ® /Sebivo ® following the commercialization of the product, the discontinuation of development of valtorcitabine and the discontinuation of development of valopicitabine in July 2007.
     Product sales consisted of sales of Tyzeka® in the United States. Revenues from product sales were recognized when the product was shipped and title and risk of ownership has been transferred to the customer, typically upon delivery. Product sales were recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, Medicaid rebates, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. We estimated deductions from product sales at the time of sale based on historical experience and industry knowledge updated for changes in facts, where appropriate. We had a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka ® sales in the United States. Under this arrangement, we co-promoted Tyzeka ® with Novartis in the United States, but had primary responsibility for U.S. commercialization. As a result, we recorded product sales and related production costs for our U.S. commercial product sales in the statement of operations on a gross basis less applicable allowances since we had the inventory and credit risk, and therefore we met the criteria as a principal in the sale of product to third parties.
     As a result of the recent transition to Novartis of our development and commercial rights to telbivudine, we will no longer recognize revenue from product sales of Tyzeka®/Sebivo®. Beginning October 1, 2007, we will receive royalty payments associated with product sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales.
     The increase in product sales of $1.7 million for the three months ended September 30, 2007 in comparison with the three months ended September 30, 2006 was due to the launch of Tyzeka ® in the United States in the fourth quarter of 2006.
     Research and Development Expenses
     Research and development expenses were $18.4 million for the three months ended September 30, 2007 as compared with $26.1 million for the three months ended September 30, 2006. The decrease of $7.7 million was primarily due to a decrease in expenses for third party contractors, primarily related to clinical trials and pre-clinical studies of Tyzeka ® /Sebivo ® and valtorcitabine. This decrease was partially offset by an increase in salary and other payroll-related costs due to the hiring of additional personnel for research activities and an increase in laboratory operating expenses as we expand our research efforts.
     We expect our research and development expenses to decrease in the future as we transition our focus from development to research activities. We continue to devote substantial resources to our research and development activities, expand our research pipeline, engage in future development activities as we continue to advance our product candidates and explore collaborations with other entities that we believe will create shareholder value.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $18.4 million for the three months ended September 30, 2007 as compared with $15.9 million for the three months ended September 30, 2006. The increase of $2.5 million was primarily due to an increase in accelerated depreciation of $1.9 million on enterprise software that was no longer needed with the transition of commercialization and development activities to Novartis and marketing expenses associated with the launch of Tyzeka ® /Sebivo ® and higher professional fees.
     We expect our selling, general and administrative expenses to decrease in the future as we evaluate our general and administrative functions with the goal of generating increased efficiencies.
     Restructuring and Impairment Charges
     On September 28, 2007, we amended our development agreement with Novartis in which we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. As a result, we announced a restructuring of our operations by a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the U.S. and Europe. As a result of the restructuring, we recorded a charge of $6.4 million in the quarter ended September 30, 2007 primarily associated with employee severance benefits, stock-based compensation with accelerated vesting of stock options and write-off of certain assets.
     Investment and Other Income, Net
     Net investment income was $1.7 million for the three months ended September 30, 2007 as compared with $2.6 million for the three months ended September 30, 2006. The decrease of $0.9 million was primarily the result of lower average cash and marketable securities balances held during the three months ended September 30, 2007 due to the use of cash for operations.
     Income Taxes
     Income tax benefit was approximately $0.4 million for the three months ended September 30, 2007 as compared with approximately $0.1 million for the three months ended September 30, 2006. The increase in the income tax benefit for the three months ended September 30, 2007 was due to the expiry of an uncertain tax position relating to our tax year ended December 31, 2003. Our U.S. and French subsidiaries perform services for us and are reimbursed for these costs, plus a profit margin.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Revenues
     Total revenues for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$31,780	$43,339
License fee revenue	11,536	8,559
Milestone revenue	10,000	—
Product revenue — rest of world	242	—
Profit sharing to related party	(1,380)	—

	52,178	51,898
Product sales, net	3,188	—
Government grants	60	171

Total revenues	$55,426	$52,069

     The increase in collaboration revenue from related party of $0.3 million for the nine months ended September 30, 2007 in comparison with the nine months ended September 30, 2006 was primarily due to the achievement of a $10.0 million regulatory milestone from Novartis during the three months ended March 31, 2007 in which we obtained marketing authorization of Sebivo ® in China and the recognition of revenue relating to the milestone achieved with the regulatory approval of Sebivo ® in the European Union in April 2007. This was offset by a reduction in reimbursement of research and development costs due to decreased activity on Tyzeka®/Sebivo® and valtorcitabine.
     The increase in product sales of $3.2 million for the nine months ended September 30, 2007 in comparison with the nine months ended September 30, 2006 was due to the launch of Tyzeka ® in the United States in the fourth quarter of 2006.
     Research and Development Expenses
     Research and development expenses were $65.5 million for the nine months ended September 30, 2007 as compared with $73.0 million for the nine months ended September 30, 2006. The decrease of $7.5 million was primarily due to a decrease in clinical development expenses associated with Tyzeka ® /Sebivo ® and valtorcitabine. This decrease was offset by increases in salary and payroll-related expenses associated with the hiring of additional employees for expanded research and development activities and an increase in laboratory operating expenses as we expand our research efforts.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $54.1 million for the nine months ended September 30, 2007 as compared with $38.7 million for the nine months ended September 30, 2006. The increase of $15.4 million was primarily due to the accelerated depreciation of enterprise software, an increase in salary and other payroll-related expenses primarily due to the hiring of additional sales and marketing personnel in the United States and Europe for the commercialization of Tyzeka ® /Sebivo ® ; increased marketing expenses associated with the launch of Tyzeka ® /Sebivo ® and higher professional fees.
     Restructuring and Impairment Charges
     On September 28, 2007, we amended our development agreement with Novartis in which we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis. As a result, we announced a restructuring of our operations by a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the U.S. and Europe. As a result of the restructuring, we recorded a charge of $6.4 million in the quarter ended September 30, 2007 primarily associated with employee severance benefits, stock-based compensation with the accelerated vesting of stock options and the write-off of certain assets.
     Investment and Other Income, Net
     Net investment income was $5.5 million for the nine months ended September 30, 2007 as compared with $7.2 million for the nine months ended September 30, 2006. The decrease of $1.7 million was primarily the result of lower average cash and marketable securities balances held during the nine months ended September 30, 2007 due to the use of cash for operations.
     Income Taxes
     Income tax benefit was approximately $0.6 million for the nine months ended September 30, 2007 as compared with approximately $0.9 million for the nine months ended September 30, 2006. The decrease in the income tax benefit for the nine months ended September 30, 2007 was due to a reduction in amounts our French subsidiary has received or is expected to receive for certain research and development credits. We also incurred a $0.2 million increase in our accumulated deficit due to the adoption of FASB Interpretation No. 48.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include license, milestone and other payments from Novartis, reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine, net proceeds from Sumitomo for reimbursement of development costs, collections on sales of Tyzeka ® in the United States, net proceeds from private placements of our convertible preferred stock, net proceeds from public offerings and concurrent private placements of our common stock in July 2004 and in October 2005 and proceeds from the exercise of stock options granted pursuant to our equity compensation plans. As a result of the clinical hold the FDA placed on our development program of valopicitabine, we do not plan to continue the development of valopicitabine. Therefore, we will not receive any additional license fees or other milestone payments for valopicitabine from Novartis. As a result of the recent transition to Novartis of our development and commercial rights to telbivudine, we will no longer recognize revenue from product sales of Tyzeka®/Sebivo®. Beginning October 1, 2007, we will receive royalty payments from Novartis associated with product sales of Tyzeka®/Sebivo®.
     We had $51.3 million and $55.9 million in cash and cash equivalents as of September 30, 2007 and December 31, 2006, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available for sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of September 30, 2007, we had $52.5 million in current marketable securities and $32.7 million in non-current marketable securities. As of December 31, 2006, we had $71.3 million in current marketable securities and $59.2 million in non-current marketable securities. In total, we had $136.5 million and $186.4 million in cash, cash equivalents and marketable securities at September 30, 2007 and December 31, 2006, respectively. We also had an equity investment valued at $4.1 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively. We sold this investment in October 2007 for $4.0 million in cash proceeds.
     Net cash used in operating activities was $42.9 million for the nine months ended September 30, 2007. Net cash used in operating activities was $30.3 million for the nine months ended September 30, 2006. The net cash used in operating activities for the nine months ended September 30, 2007 was primarily related to the net loss for the period offset by a decrease in the receivable from related party and depreciation, stock-based compensation and restructuring charges. The net cash used in operating activities for the nine months ended September 30, 2006 was primarily related to the net loss for the period and an increase in the receivable from related party. This was offset by the receipt of a $25 million payment from Novartis relating to the license of valopicitabine in March 2006.
     Net cash provided by investing activities was $38.0 million and $12.0 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by investing activities for the nine months ended September 30, 2007 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects and leasehold improvements. The net cash provided by investing activities for the nine months ended September 30, 2006 was primarily due to net proceeds from sales of our marketable securities to fund operations, offset by capital expenditures for computer software development projects.
     Net cash provided by financing activities was $0.2 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by financing activities for the nine months ended September 30, 2007 and 2006 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     Set forth below is a description of our contractual obligations as of September 30, 2007:

	Payments Due by Period
			One to
		Less Than	Three	Three to	After Five
Contractual Obligations	Total	One Year	Years	Five Years	Years
			(in thousands)
Operating leases	$17,951	$3,210	$5,946	$4,091	$4,704
Consulting and other agreements	6,084	2,325	3,540	219	—

Total contractual obligations	$24,035	$5,535	$9,486	$4,310	$4,704

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
     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contends that we are obligated to pay to the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. Pursuant to the terms of the dispute resolutions procedure in the UAB license agreement, in September 2007 the CEOs of UABRF and the Company met and agreed to begin a process of mediation.
     We do not regard it to be probable that UABRF’s position will be upheld and as such, we have not recorded a liability as of September 30, 2007. However, if it were determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UABRF, even if liability were found to exist, UABRF’s claims in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50 million and a 3% royalty on annual sales greater than $50 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UABRF would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® , our product for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action for one hundred twenty (120) days and pursue mediation relating to the disputes associated with the license agreement and this litigation. We continue to actively prepare for the defense of the claim, if necessary. While we are vigorously defending this lawsuit, we are not able to ascertain the likelihood of success at this time.
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
     In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology will be applied to certain of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due, We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and have so notified Metabasis.
     We believe that our current cash and cash equivalents and marketable securities together with funding we expect to receive from Novartis relating to the development of our licensed product candidates together with anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our cash needs for the next two years. We also estimate that we will generate cost savings of $40 million to $45 million on an annualized basis as a result of our restructuring. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level, and debt financing, if available, may involve restrictive covenants. Our failure to obtain financing when needed may harm our business and operating results.
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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies for revenue recognition, accrued expenses and stock based compensation for the three months ended September 30, 2007 .
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of legal proceedings. There were no material developments in regard to such proceedings for the quarter ended September 30, 2007.
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
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not receive significant royalties associated with product sales, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of products to date and are unable to make an accurate assessment of potential future revenue associated with royalty payments of product sales. We expect to incur annual operating losses over the next several years as we expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate revenue from royalty payments associated with product sales or revenue directly from product sales, regulatory approval for products we successfully develop must be obtained and we and /or Novartis must effectively manufacture, market and sell such products. We introduced Tyzeka ® commercially in the United States in the fourth quarter of 2006. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. Effective October 1, 2007, we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales. Even if we successfully commercialize other product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Our failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital, expand our business or continue our operations.
We will need additional capital to fund our operations, including the development, manufacture and commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product candidates successfully.
     Our cash, cash equivalents and marketable securities balance was approximately $136.5 million at September 30, 2007. We believe that this balance, the development funding we expect to receive from Novartis relating to preclinical HCV compounds, and the anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our anticipated cash needs for the next two years. We also estimate that we will generate cost savings of $40 million to $45 million on an annualized basis as a result of our restructuring. However, we may need or choose to seek additional funding within this period of time. The development of our product candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials and regulatory review.
     Our need for additional funding will depend in large part on whether:
•	with respect to Tyzeka® /Sebivo®, the level of royalty payments received from Novartis is significant,

•	with respect to our preclinical HCV compound, Novartis reimburses us for development expenses and we achieve and receive from Novartis additional license fees and milestone payments relating to the development and regulatory approval of this precinical compound;

•	with respect to our other product candidates, Novartis exercises its option to license other product candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; and with. with respect to our other product candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third parties.

     In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and product candidates it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or product candidate by providing us with six months written notice.
     Our future capital needs will also depend generally on many other factors, including:
•	the amount of revenue that we may be able to realize from commercialization and sale of product candidates, if any, which are approved for commercial sale by regulatory authorities;

•	the royalty payments we may receive from the product sales of telbivudine;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV and HIV;

•	the cost of obtaining, maintaining and defending patents on telbivudine, our product candidates and our processes;

•	the arrangements we establish for manufacturing;

•	the cost, timing and outcome of regulatory reviews;

•	the cost of re-establishing sales and marketing functions;

•	the commercial potential of our product candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, product candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.
     We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit NDAs with the FDA for our HCV and HIV product candidates as we continue development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
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
Novartis, our collaboration partner, may be unable to commercialize Sebivo ® in jurisdictions outside the United States.
     Even though we have received approval from regulatory authorities in several jurisdictions outside the United States for Sebivo ® , commercialization of Sebivo ® in these jurisdictions could be delayed for a number of reasons, which are outside of our control. Specifically, commercialization of Sebivo ® in these jurisdictions may be delayed by the failure of Novartis to timely finalize distribution arrangements, manufacturing process and arrangements, produce sufficient inventory and/or properly prepare the sales force. If Novartis is unable to launch and commercialize Sebivo ® on the timeline we anticipate, our business and financial position may be materially adversely affected due to reduced revenue from royalty payments associated with product sales during the period that commercialization is delayed.

We will incur significant expense to re-establish our marketing and sales capabilities.
     We will incur significant expenses in order to re-establish U.S. marketing and sales capabilities and establish marketing and sales capabilities in the European countries in which we intend to co-promote and co-market any products, other than telbivudine, for which we receive marketing authorization. The cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products in any one or more markets and if we fail to obtain marketing authorization in any particular market, we will have incurred significant unrecoverable expenses.
Our markets are subject to intense competition. If we are unable to compete effectively, products we successfully develop and our product candidates may be rendered noncompetitive or obsolete.
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
     Our ability to compete successfully will depend in part on the success of our future marketing and sales efforts and Novartis’ marketing and sales efforts relating to Tyzeka® /Sebivo®. We do not know if any sales force we may establish in the future will be sufficient in size or scope to compete successfully in such marketplaces. Among other factors, we may not be able to gain sufficient access to healthcare practitioners, which would have a negative effect on our ability to promote our products, gain market acceptance and acquire market share from existing products.

     In addition to direct competition, to receive attention from and be considered by physicians and patients, Tyzeka ® /Sebivo ® and any other product we may successfully develop and receive approval to commercialize will compete against the promotional efforts of other companies and products. In the pharmaceutical and biopharmaceutical markets, the level of promotional effort required to effect awareness of new products is substantial. Market acceptance of our products will be affected by the level of promotional effort that we, or Novartis in the case of Tyzeka®/Sebivo ® , are able to provide for our products. We cannot offer assurance that the levels of promotional effort that we, or Novartis in the case of Tyzeka®/Sebivo ®, will be able to provide for products we successfully develop will be effective in allowing our products to compete successfully in the market.
     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.
If Tyzeka® /Sebivo® and other products, if any, we successfully develop and obtain regulatory approval to commercialize fail to achieve and maintain market acceptance, our business will not be successful.
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
     Lamivudine, entecavir and adefovir dipivoxil are small molecule therapeutics currently approved in the United States and some other jurisdictions for the treatment of chronic hepatitis B. The current standard of care for the treatment of chronic hepatitis C is the combination of pegylated interferon and ribavirin, a small molecule therapeutic. The labeling for our approved products will have a direct impact on our marketing, promotional and sales programs, and that of Novartis in the case of Tyzeka®/Sebivo ® . Unfavorable labeling will restrict our marketing, promotional and sales programs, and that of Novartis in the case of Tyzeka®/Sebivo ®, which would adversely affect market acceptance of our products.
     We are aware that a significant number of competitor product candidates are currently under development and may become available in the future for the treatment of HBV, HCV and HIV infections. If our products do not achieve market acceptance, then we will not be able to generate sufficient revenue from or royalty payments associated with product sales to maintain or grow our business. In addition, even if Tyzeka ® /Sebivo ® and other products, if any, achieve market acceptance, Novartis (in the case of Tyzeka®/Sebivo ®) or we may not be able to maintain that market acceptance over time if:
•	new products, including lower priced generic products or technologies, are introduced that are more favorably received than our products or render our products obsolete;

•	there are changes in the regulatory environment affecting the manufacture, marketing or use of our products;

•	litigation or threatened litigation arises with respect to the use of our products;

•	we or Novartis are not successful in marketing and sales efforts;

•	we or Novartis encounter unfavorable publicity regarding our products or similar products; or

•	complications, such as unacceptable levels of viral resistance or adverse side effects, arise with respect to the use of our products.
Our research and development efforts may not result in additional product candidates being discovered on anticipated timelines, if at all, which could limit our ability to generate revenues.
     Our research and development programs, other than our program for NNRTIs for HIV, are at preclinical stages. Additional product candidates that we may develop will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. We submitted to the FDA exploratory INDs for two HIV product candidates.

Our failure to successfully acquire or develop and market additional product candidates or approved drugs would impair our ability to grow.
     As part of our strategy, we intend to establish a franchise in the HCV and HIV market by developing product candidates for each therapeutic indication. The success of this strategy depends upon the development and commercialization of additional product candidates that we successfully discover, license or otherwise acquire.
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
     The growth of our business and our success depends in large part on our ability to attract and retain key management and research and development personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team may significantly delay or prevent our discovery of additional product candidates, the development of our product candidates and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.
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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of September 30, 2007, we have estimated that the performance period during which the development of our licensed product and product candidates will be completed is a period of approximately ten years following the effective date of the development agreement that we entered into with Novartis, or June 2013. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
Factors Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
All of our product candidates are in development. Our product candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our product candidates, we will not be successful.
     To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka ® /Sebivo ® and our ability to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka ® for the treatment of chronic hepatitis B in the United States. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with chronic hepatitis B. Effective October 1, 2007, we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

     Commercial availability of our product candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their product candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such product candidates. Furthermore, the FDA may request from us and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and these regulatory agencies ultimately may not grant marketing approval for any of our product candidates. For example, in July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine.
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
     We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a product candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue to develop valopicitabine. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular product candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such product candidates, result in a filing or approval, if any, for a narrower indication than was originally sought or result in a decision to discontinue development of such product candidates.
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
     We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our product candidates would delay our ability to seek and potentially obtain regulatory approvals, increase expenses associated with clinical development and likely increase the volatility of the price of our common stock.
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
     If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to commence human clinical trials of any HIV product candidate, HCV product candidates or other product candidates;

•	Novartis may choose not to license our product candidates and we may not be able to enter into other collaborative arrangements for any of our other product candidates; or

•	we may not have the financial resources to continue the research and development of our product candidates.
If our product candidates fail to obtain U.S. and/or foreign regulatory approval, we and our partners will be unable to commercialize our product candidates.
     Each of our product candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our product candidates. Before any product candidate can be approved for sale, we must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are currently developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
     Even after approval, any drug product we successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, regulatory approvals similar to FDA approval. Any manufacturer we use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.
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
     Successful commercialization of our products will also depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Any of our commercial products may not be considered cost effective and reimbursement may not be available or sufficient to allow sale of our products on a competitive basis. We may need to conduct expensive pharmacoeconomic studies to demonstrate to third-party payers the cost effectiveness of our product candidates. Sales of prescription drugs depend on the availability and level of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers frequently require that drug companies provide predetermined discounts from list prices, and third-party payers are increasingly challenging the prices charged for medical products. Other than Tyzeka ® in the United States and Sebivo ® in countries outside of the United States, none of our product candidates have received the pricing approvals required to commercialize such products, and therefore we do not know the level of reimbursement, if any, received for our product candidates. If the reimbursement we, or Novartis in the case of Tyzeka®/Sebivo®, receive for any of our products is inadequate in light of development and other costs, our profitability could be adversely affected.
     We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will increase pressure on drug pricing and continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. If we, or Novartis in the case of Tyzeka®/Sebivo®, fail to obtain adequate reimbursement for respective current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the demand for and use of our products or cause us to reduce the price of our products.
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
     The imposition of one or more of these sanctions could have a material adverse effect on our business.
If we violate healthcare statutes such as fraud and abuse laws, we could be subject to significant penalties and expenses.
     Commercialization efforts in which we expect at a future time period to engage in the United States are subject to various federal and state laws pertaining to pharmaceutical promotion and healthcare fraud and abuse, including the Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, federal and state anti-kickback laws and false claims laws. Our future efforts to comply with these laws will be time consuming and expensive.
     Anti-kickback laws make it illegal for any prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify specific safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. We intend to align our commercialization activities to such safe harbors, however, there can be no assurance that such activities will not be subject to scrutiny by government or private authorities. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
     The activities in which we expect to engage relating to the sale and marketing of products, if any, that are approved for commercialization will be subject to scrutiny under these laws and regulations. Violations may be punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the approved product from governmental healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us or any of our employees of violating these laws, there could be a material adverse effect on our business, including our stock price.
     Our activities could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations and the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have agreed to enter into corporate integrity agreements and have paid multi-million dollar fines and settlements for alleged violation of these laws, and other companies are under active investigation.
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
     Additionally, Novartis has the right to terminate the development agreement due to our uncured material breach, which could include our failure to comply with applicable laws and regulations relating to our efforts to commercialize products that we successfully develop and receive approval to commercialize.
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
     As of September 30, 2007, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for the commercialization of Tyzeka ® /Sebivo ® and for support in the development of product candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop would be significantly harmed.
     In May 2003, we received a $75 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine, under a development, license and commercialization agreement with Novartis, dated May 8, 2003, which we refer to as the development agreement. Telbivudine is being marketed in the United States under the trade name Tyzeka ® and outside the United States under the tradename Sebivo ® . In April 2007, we received a $10 million milestone payment for regulatory approval of Sebivo ® in China and in June 2007 we received an additional $10 million milestone payment for regulatory approval of Sebivo ® in the European Union. Pursuant to the development agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25 million license fee from Novartis and the right to receive up to an additional $45 million in license fee payments from Novartis upon advancement of an HCV product candidate into phase III clinical trials. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We do not plan to continue the development of valopicitabine. As a result, we will not receive any additional license fees or other milestone payments for valopicitabine from Novartis. Assuming we continue to successfully develop and commercialize these product candidates (other than valopicitabine), under the terms of the development agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Pursuant to the development agreement, we initially co-promoted and co-marketed with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain, Sebivo ® . Additionally Novartis was expected to exclusively commercialize Sebivo ® in the rest of the world, including China, a major market for chronic hepatitis B therapeutics. Under the existing terms of the development agreement, we will co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain other products, if any, we successfully develop that are licensed by Novartis and Novartis will exclusively commercialize such products in the rest of the world. On September 28, 2007 we entered into an amendment to the development agreement and a transition services agreement, both of which became effective on October 1, 2007, whereby we transitioned to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty payment will vary based upon the territory and the aggregate dollar amount of net sales. Novartis is responsible for development and commercialization expenses relating to telbivudine after October 1, 2007 and is also responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and any intellectual property prosecution and enforcement activities. Pursuant to the transition services agreement, we will provide Novartis with certain services relating to telbivudine through June 2008 (or later if agreed to by the parties). We will be reimbursed for these services at an agreed upon rate.
     As a result of the amendment to the development agreement discussed above, each of our master manufacturing and supply agreement, dated as of May 8, 2003, and our commercial manufacturing agreement, dated June 2006, between us and Novartis were terminated without penalty.
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
If we materially breach our obligations or covenants arising under the development agreement with Novartis, we may lose our rights to develop or commercialize our product candidates.
     We have significant obligations to Novartis under the development agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development agreement include covenants relating to payment of our required portion of development expenses under the development agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreement were terminated. Accordingly, if we materially breach our obligations under the development agreement, we may lose our rights to develop our product candidates or commercialize our successfully developed products and receive lower payments from Novartis than we had anticipated.

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
     Under the amended development agreement, Novartis is solely responsible for the development, commercialization and manufacturing rights to telbivudine on a world-wide basis and we expect to co-promote or co-market with Novartis other products, if any, that Novartis has licensed from us which are successfully developed and approved for commercialization. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka ® /Sebivo ® and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial or financial benefits we anticipate, and our results of operations may be adversely affected.
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
     We have entered into the development agreement with Novartis and we may enter into additional collaborative arrangements in the future. If collaborative partners do not devote sufficient time and resources to any collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if Novartis or future collaboration partners were to breach or terminate their arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of such product candidate.
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
     We have limited manufacturing experience and have the capability to manufacture only small quantities of compounds required in preclinical studies for our product candidates. We do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities
Factors Related to Patents and Licenses
If we are unable to adequately protect our patents and licenses related to our product candidates, or if we infringe the rights of others, Novartis may not be able to successfully commercialize Tyzeka ® /Sebivo ® or we may not be able to successfully commercialize other products, if any, that we successfully develop.
     Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.
     We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product candidates or for their uses. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
     Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat HBV infection, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of hepatitis B infection.
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

     In February 2006, UABRF notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UABRF, the UAB license agreement covers our telbivudine technology. UABRF contends that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we conducted clinical trials of telbivudine. We disagree with UABRF’s contentions and have advised UABRF and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. Pursuant to the terms of the dispute resolutions procedure in the UAB license agreement, in September 2007 the CEOs of UABRF and the Company met and agreed to begin a process of mediation.
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
     If we fail to perform our material obligations under the UAB license agreement, UABRF, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UABRF is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat hepatitis B, it may be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude the commercialization of telbivudine.
     If the 1998 licensors were instead to render the UAB license agreement to us non-exclusive, we would not be prohibited from using telbivudine to treat hepatitis B, but a non-exclusive license could be granted to one or more of our competitors by one or more of the 1998 licensors. In the event that the 1998 licensors exclusively or non-exclusively license any claims covering the use of telbivudine to treat HBV to a competitor, we believe that such a competitor would have to overcome substantial legal and commercial hurdles to successfully commercialize the product. For example, we have five U.S. patents covering the use of telbivudine to treat HBV, which we believe a competitor would infringe if it sought to commercialize telbivudine. Patent applications covering the use of telbivudine to treat HBV are also pending or have already been granted in numerous other countries. The FDA granted approval for the commercial use of Tyzeka® on October 25, 2006 and also granted five years of marketing exclusivity, during which period the FDA will not approve the applications of any competitiors who seek approval of telbivudine for the treatment of hepatitis B. We may also receive regulatory exclusivity periods in Europe and in other countries.
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
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV; assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® .
     If the Board of Trustees of the University of Alabama and related entities are successful in the lawsuit against us, CNRS and the University of Montpellier, then UAB could obtain rights in certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV currently assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ®. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint, in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action for one hundred twenty (120) days and pursue mediation relating to the disputes associated with the license agreement and this litigation. We continue to actively prepare for the defense of this claim, if necessary. While we are vigorously defending this lawsuit, we are not able to ascertain the likelihood of success at this time .

     Our initial HCV clinical product candidate, valopicitabine, is a prodrug of the active molecule NM107, which is converted into biologically active NM107 in the body. We believe that valopicitabine may be a new compound, and therefore we are prosecuting patent applications directed to valopicitabine itself , as well as a method to treat HCV infection with valopicitabine. NM107 was a known compound at the time that the patent applications covering the use of this active form of valopicitabine to treat HCV infection were filed. We have been granted U.S. patents claiming methods of treatment using NM107, each directed to treating HCV infection specifically to treating flavivirus and pestivirus infection. We have a pending U.S. patent application covering the compound valopicitabine. We cannot, however, obtain patent protection on the compound NM107.
     Despite the fact that NM107 is a known compound, we are aware that a number of companies have filed patent applications attempting to cover NM107 specifically as a compound, as well as valopicitabine, as members of broad classes of compounds. Companies have also filed patent applications covering the use of NM107, specifically, and valopicitabine, generically, to treat HCV infection, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use of these product candidates to treat HCV infection. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to establish our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference between us and any or all of Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat HCV infection. If such an interference is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating HCV or other viral infection under U.S. law, we would need to obtain a license that may not be available on commercially reasonable terms or at all.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV infections that could materially affect the ability to develop and commercialize Tyzeka ® /Sebivo ® , and other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidates.
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

     In May 2004, we and our chief executive officer, Dr. Sommadossi, entered into a settlement agreement with UAB and UABRF resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine.
     Under the terms of the settlement agreement, we agreed to make a $2 million initial payment to UABRF, as well as other potential contingent payments based upon the commercial launch of other HCV products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding valopicitabine and our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
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
If any of our agreements that grant us the exclusive right to make, use and sell our product candidates, or Novartis the exclusive right to sell Tyzeka® /Sebivo ® , are terminated, we may be unable to develop or commercialize our product candidates.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of October 31, 2007, we had 56,189,467 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 4,851,751 shares of common stock with a weighted average exercise price of $11.46 per share.
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
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	realization of license fees and achievement of milestones under our development agreement with Novartis and, to the extent applicable, other licensing and collaborative agreements;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka ® /Sebivo ®; or our product candidates;

•	the results of ongoing and planned clinical trials of our product candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our product candidates;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka ® /Sebivo ®;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our collaboration with Novartis;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka ® /Sebivo ®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
     The stock market frequently experiences extreme price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.
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

Date: November 8, 2007	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG

10.2+	Transition Services Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG

10.3
Letter Agreement, dated October 19, 2007, by and between Idenix Pharmaceuticals, Inc. and Guy Macdonald. previously filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K, dated October 16, 2007.

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission