Form 10-Q
period 2008-03-31
IDENIX PHARMACEUTICALS INC
filed 2008-05-05
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 000-49839
Idenix Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0478605
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

60 Hampshire Street	02139
Cambridge, MA	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (617) 995-9800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of April 25, 2008, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,335,557 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$54,613	$48,260
Restricted cash	411	411
Marketable securities	30,947	39,862
Receivables from related party	940	11,196
Prepaid expenses and other current assets	3,029	3,990

Total current assets	89,940	103,719
Intangible asset, net	13,258	13,548
Property and equipment, net	15,146	15,460
Restricted cash, non-current	750	750
Marketable securities, non-current	13,330	23,882
Other assets	3,151	3,181

Total assets	$135,575	$160,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,221	$5,372
Accrued expenses	13,219	16,437
Deferred revenue, related party	8,193	8,372
Other current liabilities	486	553

Total current liabilities	26,119	30,734
Long-term obligations	18,073	19,107
Deferred revenue, related party, net of current portion	38,916	41,861

Total liabilities	83,108	91,702
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively; 56,306,286 and 56,189,467 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	56	56
Additional paid-in capital	510,445	506,800
Accumulated other comprehensive income	1,182	738
Accumulated deficit	(459,216)	(438,756)

Total stockholders’ equity	52,467	68,838

Total liabilities and stockholders’ equity	$135,575	$160,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues:
Collaboration revenue — related party	$2,031	$24,351
Other revenue	13	455

Total revenues	2,044	24,806
Operating expenses:
Cost of sales	395	70
Research and development	14,868	22,554
Selling, general and administrative	8,321	15,840
Restructuring charges	260	—

Total operating expenses	23,844	38,464

Loss from operations	(21,800)	(13,658)
Investment and other income, net	939	1,978

Loss before income taxes	(20,861)	(11,680)
Income tax benefit	401	111

Net loss	$(20,460)	$(11,569)

Basic and diluted net loss per common share	$(0.36)	$(0.21)

Shares used in computing basic and diluted net loss per common share	56,274	56,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,460)	$(11,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,656	1,048
Stock-based compensation expense	1,540	2,405
Revenue adjustment for contingently issuable shares	887	—
Other	2	(100)
Changes in operating assets and liabilities:
Receivables from related party	10,256	(10,570)
Prepaid expenses and other current assets	550	532
Accrued interest on marketable securities	30	388
Other assets	697	1
Accounts payable	(1,171)	(2,942)
Accrued expenses	(3,457)	2,788
Deferred revenue, related party	(2,098)	(2,699)
Long-term obligations	(1,138)	(1,526)

Net cash used in operating activities	(12,706)	(22,244)

Cash flows from investing activities:
Purchases of property and equipment	(763)	(1,988)
Purchases of marketable securities	(12,550)	(21,267)
Sales and maturities of marketable securities	31,939	50,814

Net cash provided by investing activities	18,626	27,559

Cash flows from financing activities:
Proceeds from exercise of common stock options	192	158

Net cash provided by financing activities	192	158

Effect of changes in exchange rates on cash and cash equivalents	241	5

Net increase in cash and cash equivalents	6,353	5,478
Cash and cash equivalents at beginning of period	48,260	55,892

Cash and cash equivalents at end of period	$54,613	$61,370

Supplemental disclosure of noncash investing and financing activities:
Value of shares of common stock contingently issuable or issued to related party	$1,913	(34)
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
     In September 2007, the Company entered into an amendment to the development, license and commercialization agreement dated as of May 8, 2003 between the Company and Novartis (the “2007 Amendment”, and the 2007 Amendment and all prior amendments, the “Development and Commercialization Agreement”). In September 2007, the Company and Novartis also entered into a transition services agreement (the “TSA”). Pursuant to the 2007 Amendment, the Company transferred to Novartis all of its development, commercialization and manufacturing rights and obligations to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage will vary based upon the territory and the aggregate dollar amount of net sales.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2008. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.
Revenue Recognition
     The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.
     Collaborative Research and Development Revenue — Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones, collaborative research and development funding and royalties received from the Company’s collaborative partners.
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
     Royalty revenue consists of revenue earned under the Company’s license agreement with Novartis for sales of Tyzeka®/Sebivo®. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.
     In November 2002, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.
     The Company entered into a collaboration arrangement with Novartis in May 2003. The collaboration arrangement contemplates several joint committees in which the Company and Novartis participate. The Company

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
participates in these committees as a means to govern or protect its interests. The committees span the period from early development through commercialization of product candidates licensed by Novartis.
     As a result of applying the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition, (“SAB 101”) which was the applicable revenue guidance at the time the collaboration was entered into, the Company’s revenue recognition policy attributes revenue to the development period of the product candidates licensed under the Development and Commercialization Agreement. The Company has not attributed revenue to its involvement in the committees following the commercialization of the licensed products as the Company has determined that its participation on the committees as such participation relates to the commercialization of product candidates is protective. The Company’s determination is based in part on the fact that its expertise is, and has been, the discovery and development of drugs for the treatment of human viral and other infectious diseases. Novartis, on the other hand, has and continues to possess the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, the Company believes its obligation post commercialization is inconsequential.
Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies all of its marketable debt securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the investment to market through a charge to the consolidated statement of operations. Realized gains and losses are determined using the specific identification method and are included in investment and other income, net. The Company classifies its marketable securities with remaining maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining maturities greater than 12 months as non-current marketable securities.
     Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value below cost basis is other than temporary using available evidence regarding the Company’s investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded in the consolidated statement of operations and a new cost basis in the security is established. There were no unrealized losses in investments which were deemed to be other than temporary during the quarter ended March 31, 2008 or the year ended December 31, 2007.
Fair Value Measurements
     Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of March 31, 2008 and December 31, 2007. The fair value of the Company’s investments is generally determined from quoted market prices received from pricing services. In addition, the Company’s investments in auction rate securities which consist entirely of municipal debt securities are recorded at fair value, which has historically approximated cost due to their variable interest rates, which typically reset through an auction process every seven to 35 days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. The Company monitors the success or failure of the auctions. To the extent an auction were to fail and the securities were not liquid, the Company would also consider other alternative inputs to determine the fair value of these securities which may not be based on quoted market transactions.
     Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”) for its financial assets and other items that are recognized or disclosed at fair value on a recurring basis. This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
provisions of FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and liabilities until January 1, 2009. The Company is currently evaluating the impact on its financial statements of the adoption of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.
     SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumption, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     With the exception of its holdings in auction rate securities, the Company’s marketable securities were valued at March 31, 2008 using information provided by pricing services. Because the Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.
     Since the Company’s investments in municipal auction rate securities typically do not actively trade except on auction dates, these securities were valued at par value based on information received from pricing services in conjunction with recently executed trades in the secondary market. The Company also considered the rating of the securities, whether or not the securities were insured, and to the extent information was available, the status of that insurance.
     The following table is the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Significant	Significant
	Other	Unobservable
	Observable Inputs	Inputs
	(Level 2)	(Level 3)	Total
		(in thousands)
Marketable securities	$70,645	$—	$70,645
Auction rate securities	—	3,375	3,375

	$70,645	$3,375	$74,020

     The following table is a rollforward of the Company’s assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Fair Value
(in thousands)
Balance at December 31, 2007	$11,050
Purchases, sales, and settlements	(7,675)
Impairment included in other comprehensive income	—

Balance at March 31, 2008	$3,375

     In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”) was issued. SFAS No. 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”) and permits entities to elect, at specified election dates, to measure eligible items at fair value and requires unrealized gains and losses on items for which the fair

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
value option has been elected to be reported in earnings. Effective January 1, 2008, the Company adopted SFAS No. 159 and chose not to elect the fair value option as described in SFAS No. 159.
Share-Based Compensation
     In December 2004, SFAS No. 123 (revised 2004) Share-Based Payment, (“SFAS No. 123(R)”) was issued. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
     The Company recognizes compensation expense for stock options granted to non-employees in accordance with the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
Income Taxes
     As of January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions, (“FIN No. 48”) and recognizes uncertain tax positions in the financial statements if the tax position meets “a more likely than not” threshold for the benefit.
     The total amount of unrecognized tax benefits was $2.8 million and $3.4 million at January 1, 2008 and March 31, 2008, respectively. Of this amount, $2.3 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets.
     As of March 31, 2008, the Company had accrued $0.5 million of interest and penalties relating to uncertain tax positions. The Company accounts for interest and penalties related to its uncertain tax positions as part of investment and other income, net.
3. NET LOSS PER COMMON SHARE
     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (see Note 5) and restricted stock awards.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except
	per share data)
Basic and diluted net loss per common share:
Net loss	$(20,460)	$(11,569)
Basic and diluted weighted average number of common shares outstanding	56,274	56,126
Basic and diluted net loss per common share	$(0.36)	$(0.21)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Options	6,357	4,792
Contingently issuable shares to related party	917	—

	7,274	4,792

     In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on the Company’s current stock price.
4. COMPREHENSIVE LOSS
     For the three months ended March 31, 2008 and 2007, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net loss	$(20,460)	$(11,569)
Changes in other comprehensive loss:
Foreign currency translation adjustment	491	40
Unrealized loss on marketable securities	(47)	(42)

Total comprehensive loss	$(20,016)	$(11,571)

5. NOVARTIS RELATIONSHIP
Overview
     In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s product candidates. The collaboration includes the Development and Commercialization Agreement under which the Company collaborates with Novartis to develop, manufacture and commercialize product candidates which they license from the Company.
     In September 2007, the Company entered into the 2007 Amendment and the TSA. The 2007 Amendment and TSA are effective as of October 1, 2007. Pursuant to the 2007 Amendment, the Company transferred to Novartis all of its development, commercialization and manufacturing rights and obligations related to telbivudine, the Company’s drug product for the treatment of hepatitis B virus (“HBV”), on a worldwide basis. Telbivudine is marketed as Tyzeka® in the United States and as Sebivo® in the rest of the world. The Company will receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage shall vary based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine beginning on October 1, 2007. Novartis shall also be responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the TSA, the Company will provide Novartis with certain services relating to telbivudine through June 2008 (or later if agreed to by the parties). The Company will be reimbursed by Novartis for these services.
     As part of the Development and Commercialization Agreement, Novartis paid the Company a license fee of $75.0 million for its hepatitis B virus (“HBV”) product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, provided development funding for Tyzeka®/Sebivo® and valtorcitabine and was obligated to make milestone payments which could have totaled up to $35.0 million upon the achievement of certain regulatory approvals, as well as additional commercial milestone payments. Of the $35.0 million in milestone payments, the Company received payment on two of these regulatory milestones in 2007 totaling $20.0 million. One of these regulatory milestones for $10.0 million was achieved in the quarter ended March 31, 2007 with the regulatory approval of Sebivo® in China. The Company recognized this regulatory milestone as collaboration revenue from

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
related party during the quarter ended March 31, 2007 as the milestone was deemed to be substantive. The second regulatory milestone for $10.0 million was achieved in April 2007 with the regulatory approval of Sebivo® in the European Union. This milestone was deemed not to be substantive and the Company has included this milestone as part of the license fee which is being recorded as collaboration revenue from related party over the remaining development period of the Company’s licensed product candidates. The Company does not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine.
     As part of the Development and Commercialization Agreement, Novartis also acquired an option to license the Company’s HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate at that time. As a result, Novartis paid the Company a license fee of $25.0 million in March 2006 and provided development funding for valopicitabine. Under the Development and Commercialization Agreement, Novartis agreed to pay the Company up to $500.0 million in additional license fees and regulatory milestone payments for an HCV product candidate. In July 2007, the Company announced that the FDA had placed on clinical hold in the United States the Company’s development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company subsequently discontinued the development of valopicitabine. As a result, the Company is not expected to receive any additional license fees or milestone payments for valopicitabine from Novartis.
     Under the Development and Commercialization Agreement, the Company granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, subject to the Company’s commercialization rights. The Company will grant Novartis similar licenses at a future amount to be determined with respect to any other product candidates for which Novartis exercises its option to license. The Company initially retained the right to co-promote or co-market Tyzeka®/Sebivo®, valtorcitabine and valopicitabine in the United States, United Kingdom, France, Germany, Italy and Spain. Under the 2007 Amendment, the Company transferred to Novartis all of its development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage will vary based upon the territory and the aggregate dollar amount of net sales.
     The Company is reimbursed by Novartis on a quarterly basis for expenses it incurs in connection with the development and registration of its licensed products and product candidates. Effective October 1, 2007, Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine. The Company will be reimbursed by Novartis for approved costs associated with telbivudine for certain agreements that were transferred to Novartis under the TSA.
     Simultaneously with the initial collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if the Company achieves predetermined development milestones relating to an HCV product candidate. As of March 31, 2008, Novartis owned approximately 56% of the Company’s outstanding stock.
     To date, the Company has received from Novartis a $25.0 million license fee for valopicitabine, a $75.0 million license fee for Tyzeka®/Sebivo® and valtorcitabine, offset by $0.1 million in interest costs, and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development and Commercialization Agreement. The Company also incurred approximately $2.3 million in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The Company has included the $10.0 million milestone payment for the regulatory approval of Sebivo® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive. The sum of these non-refundable payments received from Novartis, totaling $117.2 million, has been recorded as license fees and is being recognized over the development period of the licensed product candidates.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. During the quarter ended March 31, 2008, the Company has estimated that the performance period during which the development of its licensed product and product candidates will be completed is a period of approximately ten and a half years following the effective date of the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
Development and Commercialization Agreement that the Company entered into with Novartis, or December 2013. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
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
Novartis’ Stock Purchase Rights
     Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of the Company’s voting stock if the Company issues shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of the Company’s stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of the Company’s voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357.0 million to holders of the Company’s stock who sold shares to Novartis on May 8, 2003.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company remains subject to potential revenue adjustments relating to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.
     As of March 31, 2008, Novartis’ stock subscription rights have reduced the license fee by an aggregate of $2.1 million, which has been recorded to additional paid-in capital. Of this amount, $1.1 million has been recorded as a reduction of deferred revenue as of March 31, 2008 with the remaining amount of $1.0 million recorded as a reduction of revenue.
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
Product Sales Arrangements
     In connection with the Novartis license of product candidates under the Development and Commercialization Agreement, the Company has retained the right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, the Company will act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and share with the Company the net benefit from co-promotion and co-marketing. The net benefit was defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with the Company would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, the Company would effectively sell products to Novartis for their further sale to third parties. Novartis would pay the Company for such products at a price that is determined under the terms of the Company’s supply agreement with Novartis.
     In September 2007, the Company amended its Development and Commercialization Agreement with Novartis in which Novartis assumed sole responsibility for product sales of Tyzeka®/Sebivo® on a worldwide basis beginning on October 1, 2007. As a result, beginning in the fourth quarter of 2007, the Company no longer records product sales of Tyzeka®.
6. MARKETABLE SECURITIES
     The Company invests its excess cash in accounts held at large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of March 31, 2008 and December 31, 2007 are as follows:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$30,304	$—	$—	$30,304
Certificates of deposit	5,003	7	—	5,010
Corporate debt securities	32,017	49	(201)	31,865
U.S. government obligations	8,472	4	—	8,476
Auction rate securities	3,375	—	—	3,375
Accrued interest	613	—	—	613

	$79,784	$60	$(201)	$79,643

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Type of security:
Money market funds	$21,702	$—	$—	$21,702
Commercial paper	1,993	—	—	1,993
Corporate debt securities	56,361	15	(109)	56,267
Municipal bonds	1,990	—	—	1,990
Auction rate securities	11,050	—	—	11,050
Accrued interest	763	—	—	763

	$93,859	$15	$(109)	$93,765

	March 31,	December 31,
	2008	2007
	(in thousands)
Contractual maturity:
Maturing in one year or less	$66,313	$69,883
Maturing after one year through two years	5,645	4,490
Maturing after two years through ten years	3,538	7,274
Maturing after ten years	4,147	12,118

	$79,643	$93,765

     At March 31, 2008 and December 31, 2007, approximately $3.4 million and $11.1 million, respectively, of the Company’s investments in marketable securities were auction rate securities. These auction rate securities consisted entirely of municipal debt securities, and were classified as long-term based on contractual maturity. In the first quarter of 2008, certain of the Company’s municipal auction rate securities experienced failed auctions. As of April 25, 2008, the Company had liquidated all but $2.4 million of the Company’s auction rate securities, all of which were held at March 31, 2008. The liquidation of these auction rate securities did not result in any losses to the Company. As of March 31, 2008, $2.4 million of these municipal auction rate securities were rated AAA or Aaa by investment rating agencies, with the remaining auction rate security with a market value of $1.0 million rated A1/A+. In the event that a future auction is not able to be completed due to sell orders exceeding buy orders, the Company may not have the ability to quickly liquidate these investments. In the event that access to investments in these securities is necessary, the Company will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities, a buyer is found outside the

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
auction process, or the securities mature. For all of the Company’s auction rate securities, the underlying maturity date is in excess of one year and can be as far as 37 years in the future.
     A summary of the cash equivalents and marketable securities, current and non-current, at March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Classification in balance sheets:
Cash equivalents	$35,366	$30,021
Marketable securities	30,947	39,862
Marketable securities, non-current	13,330	23,882

	$79,643	$93,765

7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Unbilled receivables from related party	$940	$11,196

     Unbilled receivables from related party represent amounts under collaborative agreements in the normal course of business for reimbursement of development, regulatory and marketing expenditures that have not been billed at March 31, 2008 and December 31, 2007. The reimbursement of development and regulatory expenditures is billed quarterly. All related party receivables are due from Novartis.
8. INTANGIBLE ASSET, NET
     The Company’s intangible asset relates to a settlement proposal which includes a full release of all claims by the University of Alabama at Birmingham Research Foundation (“UABRF”), an affiliate of the University of Alabama at Birmingham (“UA”, and collectively with UABRF, “UAB”) and related entities as described more fully in Note 12.
     The Company is amortizing the $15.0 million accrued proposed settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The amount of amortization each period is determined as the greater of straight line or economic consumption. Amortization expense pertaining to the asset was $0.3 million for the three months ended March 31, 2008, which was recorded in cost of sales. There was no expense for the three months ended March 31, 2007. As of March 31, 2008, accumulated amortization was $1.7 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2012 and $7.8 million through the remaining term of the expected economic benefit of the asset. However, if the proposed settlement is not completed on terms acceptable to the Company, the Company will resume its defense of the claims, including through the litigation process.
9. ACCRUED EXPENSES
     Accrued expenses consist of the following:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	March 31,	December 31,
	2008	2007
	(in thousands)
Research and development contract costs	$1,443	$2,050
Payroll and benefits	2,669	4,231
License fees	1,000	1,000
Professional fees	1,090	1,309
Restructuring	498	1,838
Accrued proposed settlement amount	4,000	4,000
Other	2,519	2,009

	$13,219	$16,437

     The accrued restructuring liability represents costs associated with the Company’s announcement in September of 2007 that it would restructure its operations with the transfer of development, commercialization and manufacturing rights of telbivudine and obligations related to Novartis (Note 10).
     The $4.0 million accrued proposed settlement amount is the short-term portion of the $15.0 million proposed settlement payment to UAB which is described more fully in Note 12.
10. RESTRUCTURING CHARGES
     In September 2007, the Company announced a restructuring of its operations as a result of an agreement with Novartis in which the Company would transfer to Novartis all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis effective October 1, 2007. As a result, the Company entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. The restructuring was a strategic decision on behalf of the Company to focus its resources on its HCV and HIV discovery and development programs.
     A summary of the restructuring activity at March 31, 2008 was as follows:

	Current			Current
	Liability			Liability
	as of		Additional	as of
	December 31, 2007	Cash Payments	Expense	March 31, 2008
(in thousands)
Employee severance, benefits and related costs	$1,838	$(1,600)	$260	$498

11. SHARE-BASED COMPENSATION
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Research and development	$660	$1,168
Selling, general and administrative	880	1,237

Total stock-based compensation expense	$1,540	$2,405

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted average fair value of options	$2.89	$4.33
Risk-free interest rate	2.77%	4.56%
Expected dividend yield	—	—
Expected option term (in years)	5.14	5.05
Expected volatility	63.2%	56.9%
     The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of the Company’s stock.
     A summary of stock option activity under the Company’s stock option plans for the three months ended March 31, 2008 is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2007	5,712,289	$9.83
Granted	1,179,300	$5.14
Cancelled	(418,065)	$14.15
Exercised	(116,819)	$1.66

Options outstanding at March 31, 2008	6,356,705	$8.84

Options exercisable at March 31, 2008	3,115,898	$11.48
     The Company has an aggregate of $11.6 million of stock compensation as of March 31, 2008 remaining to be amortized over a weighted average life of 3.5 years.
12. LEGAL CONTINGENCIES
Hepatitis C Product Candidates
     In May 2004, the Company and, in an individual capacity, its Chief Executive Officer (“CEO”), entered into a settlement agreement with UAB to resolve a dispute among these parties. In March 2004, the Company and, in an individual capacity, its CEO, filed a lawsuit against UAB in the United States District Court, District of Massachusetts, seeking declaratory judgment regarding the Company’s ownership of inventions and discoveries made during the period from November 1999 to November 2002 (“Leave Period”) by the CEO, and the Company’s ownership of patents and patent applications related to such inventions and discoveries. During the Leave Period, while acting in the capacity of the Company’s Chief Scientific Officer, the CEO was on sabbatical from November 1999 to November 2000 (“Sabbatical Period”) and then unpaid leave prior to resigning in November 2002 from his position as a professor at UAB.
     As a part of the settlement agreement, UAB agreed that neither UA nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2.0 million payment to UAB in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UAB. These future payments consist of: (i) a $1.0 million payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum sales based payment to equal $12.0 million. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of HCV; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12.0 million. At that time,

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
the Company will be obligated to pay to UAB the difference between the sales based payments then paid to date for such product and $12.0 million. The Company has no amounts accrued or payable under this settlement agreement at March 31, 2008 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.
     In October 2006, the Company entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of the Company’s compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, the Company notified Metabasis that it would exercise its option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. The Company does not agree with Metabasis’ assessment that the scientific milestone has been met and therefore does not believe that it has any liability for this payment and initially so notified Metabasis. The Company is in the process of discussing with Metabasis a proposal relating to the application of certain Metabasis technology to one of the Company’s drug candidates.
Hepatitis B Product
     In addition to the Leave Period matter noted above, the Company was notified in January 2004, February 2005 and June 2005, that UAB believes that patent applications which the Company has licensed from UAB can be amended to obtain broad patent claims that would generally cover the method of using telbivudine to treat HBV. In July 2005, UAB filed this continuation patent application.
     In February 2006, UAB notified the Company that it and Emory University were asserting a claim, that as a result of filing a continuation patent application in July 2005 by UAB, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UAB, Emory University and the Centre National de la Recherché Scientifique (“CNRS”) (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75.0 million license fee that the Company received from Novartis in May 2003 in connection with the license of its HBV product candidates and a $0.3 million payment in connection with the submission to the United States Food and Drug Administration (“FDA”) of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical trials of telbivudine. The Company disagrees with the assertion made by UAB and Emory University and is actively defending against these assertions. Under the terms of the license agreement, the dispute will be resolved by arbitration under the rule of the American Arbitration Association before a panel of three arbitrators if the parties are unable to reach agreement after a period of negotiation and mediation. Pursuant to the terms of the dispute resolution procedure in the UAB license agreement, in September 2007 the Company’s CEO and the CEO of UABRF met and agreed to begin a mediation process. While the parties participated in a joint mediation session in January 2008, no final resolution of these matters has yet been reached. However, a non-binding settlement proposal has been discussed by the parties. Such settlement proposal remains subject to several terms and conditions, including a full release of all claims by UAB and related entities. The Company does not believe that the matters disputed by UAB and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including the license for telbivudine, which have been granted to the Company pursuant to the cooperative agreement.
     However, if we do not settle these disputes and it is determined that the license agreement does cover the Company’s telbivudine technology, the Company will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the license agreement. While the Company disputes the demands made by UAB, even if liability were found to exist, UAB’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of certain regulatory milestones, a 6% royalty on annual sales up to $50.0 million and a 3% royalty on annual sales greater than $50.0 million made by the Company or any affiliate of the Company. Additionally, if the Company sublicenses its rights to any entity other than one which holds or controls at least 50% of its capital stock, or if Novartis’ ownership interest in the Company declines below 50% of the Company’s outstanding shares of capital stock, UAB would likely contend that the Company is obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint in March 2007, the Company filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action and pursue mediation relating to the disputes associated with the license agreement and this litigation. As a result of a joint mediation session held in January 2008, a non-binding settlement has been proposed by the parties which could potentially require the Company to make payments to UAB and related entities. The Company has assessed this settlement proposal under the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS No. 5”) and recorded a related liability of $15.0 million in the quarter ended December 31, 2007. There have been no changes to the recorded liability as of March 31, 2008. If the proposed settlement is not completed on terms acceptable to the Company, the Company will resume its defense of these claims, including through the litigation process. Accruals related to the settlement proposal may be adjusted in future periods if a settlement agreement is not reached. The Company cannot ascertain with certainty the likelihood this or any settlement proposal will be accepted by or entered into by the parties. If the Company is not able to reach a settlement agreement with the parties, it will continue to vigorously defend against claims made by UAB and related entities.
     In December 2001, the Company retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, the Company would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of the Company’s product candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, the Company transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, the Company exercised its right under the agreement with Clariant to terminate the agreement effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and are due an unspecified amount. The Company does not agree with Clariant’s assertion and therefore has not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, the Company intends to vigorously defend against such lawsuit.
Indemnification
     The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development and Commercialization Agreement. Under the Development and Commercialization Agreement and the stock purchase agreement (the “Stock Purchase Agreement”), the Company made numerous representations and warranties to Novartis regarding its HBV and HCV product candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development and Commercialization Agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.
13. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS No. 157-2) was issued. FSP FAS No. 157-2 defers the effective date provision of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 for certain non-financial assets and liabilities that are recognized and disclosed at fair value in the Company’s financial statements on a non-recurring basis.
     In December 2007, EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, (“EITF 07-01”) was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. The Company is evaluating the impact this standard will have on its financial statements.
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
     In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our product candidates. The collaboration includes the development and commercialization agreement under which we collaborate with Novartis to develop, manufacture and commercialize product candidates which they license from us.
     Prior to October 1, 2007, we developed, commercialized and manufactured telbivudine for the treatment of patients with chronic hepatitis B. Certain of these activities were done with Novartis Pharma AG, or Novartis. Telbivudine is marketed as Tyzeka® in the United States and Sebivo® outside the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Tyzeka®/Sebivo® are approved in more than 50 countries world-wide, including China.
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
     The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of product candidates:

Indication		Product/Product Candidates/Programs	Description
HBV		Tyzeka®/Sebivo®* (telbivudine) (L- nucleoside)	Novartis has all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine.

		valtorcitabine (L-nucleoside)	During the third quarter of 2007, we discontinued development of valtorcitabine.

HCV		Discovery program	Preclinical evaluation of compounds from the HCV discovery program is in progress. This program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors.

	•	Nucleoside/nucleotide polymerase inhibitors (IDX184 and IDX102)	The most advanced of these efforts is our research in next-generation nucleoside/nucleotide polymerase inhibitors. IDX184 and IDX102 are in late stage preclinical development. Data from a four day study of IDX184 in 5 HCV-infected chimps which demonstrated a median viral load reduction of 2.3 log10 was presented at the European Association for the Study of the Liver, or EASL, in April 2008. We expect to submit an IND in the United States and a CTA in Europe for at least one of these product candidates in 2008.

	•	Protease inhibitors	We are evaluating multiple scaffolds in our protease inhibitor discovery program. Clinical candidates from this program have been selected and IND-enabling pharmacology and toxicology studies are ongoing. Preliminary in vitro data from this program was presented at EASL in April 2008. We plan to select a lead clinical candidate and submit an IND in the United States and a CTA in Europe for one of these product candidates in the first half of 2009.

	•	Non-nucleoside polymerase inhibitors	We have an ongoing discovery effort in non-nucleoside HCV polymerase inhibitors.

HIV	IDX899 (Non-nucleoside reverse transcriptase inhibitor or NNRTI)	We are developing a non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for use in combination therapy of HIV-1 infected patients.

In February 2008, we reported positive data from the first cohort of an ongoing phase I/II study of IDX899. In the first dosing cohort of this study, eight HIV-1 infected treatment-naïve patients received 800 mg of IDX899 once-daily and achieved a median reduction in plasma virus levels of approximately 2.0 log10, or 99 percent, after seven days of treatment. The 400 mg cohort of this study is now complete and dosing has been initiated in the 200 mg cohort. To date, no serious adverse events have been reported and no patients have discontinued from the study. We have submitted data from this trial for presentation at scientific meetings this summer.

     Under the collaboration with Novartis, they paid us a license fee of $75.0 million for our HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, provided development funding for Tyzeka®/Sebivo® and valtorcitabine and was obligated to make milestone payments, which could have totaled up to $35.0 million upon the achievement of specific regulatory approvals.
     Of the $35.0 million in regulatory milestone payments, we received payment on two of these regulatory milestones in 2007. We achieved one of these regulatory milestones for $10.0 million in the first quarter of 2007 with the regulatory approval of Sebivo® in China. We recognized this regulatory milestone payment in collaboration revenue from Novartis in the quarter ended March 31, 2007 as the milestone was deemed substantive. A second of these regulatory milestones for $10.0 million was achieved in April 2007 with the regulatory approval of Sebivo® in the European Union. This milestone was deemed not to be substantive and we have included this milestone as part of the license fee which is being recorded as collaboration revenue from related party over the development period of our licensed product candidates. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine.
     As part of the Development and Commercialization Agreement, Novartis also acquired an option to license the HCV and other product candidates. In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate at that time. Under the development and commercialization agreement, Novartis agreed to pay us up to $500.0 million in license fees and regulatory milestone payments for an HCV product candidate. Of this amount and in connection with its option exercise, Novartis paid us a license fee of $25.0 million, paid us an additional $25.0 million payment based upon results from our phase I clinical trial and provided development funding for the product candidate. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine. As a result, we do not expect to receive any additional license fees or milestone payments for valopicitabine from Novartis.
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
     Pursuant to the supply agreement, Novartis was appointed to finish and package licensed products for commercial sale. Novartis was also afforded the opportunity to manufacture active pharmaceutical ingredients for the commercial supply of licensed products if certain conditions and criteria were satisfied. In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party bid, we entered into a commercial manufacturing agreement with Novartis and a packaging agreement with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the commercial manufacturing agreement, Novartis would manufacture the commercial supply of Tyzeka® that was intended for sale in the United States. The packaging agreement provided that the supply of Tyzeka® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation. As a result of the 2007 Amendment, the commercial manufacturing agreement and supply agreement were terminated as each related to telbivudine and we will work with Novartis to terminate our rights and obligations to the packaging agreement. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka®/Sebivo® on a worldwide basis. No penalties were incurred by us as a result of the termination.
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
     To date, our revenues have been derived from: license fees and milestone payments, development expense reimbursements received from Novartis, Tyzeka® product sales in the United States prior to October 1, 2007, amounts associated with Sebivo® product sales outside of the United States prior to October 1, 2007, royalty payments associated with sales of Tyzeka®/Sebivo®, and government grants. Effective October 1, 2007 with the recent transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka® and instead we recognize royalty income associated with product sales of Tyzeka®/Sebivo®. We derived substantially all of our total revenues from Novartis in 2008 and 2007. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our HCV product candidate and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
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

Results of Operations
Comparison of Three Months Ended March 31, 2008 and 2007
Revenues
     Total revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$275	$11,787
License fee	1,197	2,715
Royalty revenue	559	—
Milestone revenue	—	10,000
Product revenue — rest of world	—	30
Profit sharing to related party	—	(181)

	2,031	24,351
Product sales, net	—	425
Government grants	13	30

Total revenues	$2,044	$24,806

     Collaboration revenue-related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Effective October 1, 2007, as a result of the 2007 Amendment, collaboration revenue-related party is comprised of the following:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.
     Prior to October 1, 2007, collaboration revenue-related party that we have recognized from Novartis also included the following:
•	product revenue — rest of world which was comprised of amounts that Novartis would pay us for the supply of licensed products in countries outside of the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party which represented the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.
     Collaboration revenue — related party decreased $22.3 million to $2.0 million in the three months ended March 31, 2008. The majority of the decrease was due to $11.5 million in lower reimbursements of research and development costs from Novartis as a result of the commercialization of Tyzeka®/Sebivo® in prior years and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Milestone revenue also decreased due the recognition of a $10.0 million regulatory milestone payment received from Novartis upon achievement of marketing authorization of Sebivo® in China in the first quarter of 2007 which was deemed substantive. No milestone revenue was recognized during the first quarter of 2008.

Research and Development Expenses
     Research and development expenses were $14.9 million in the three months ended March 31, 2008 as compared to $22.6 million in the same period in 2007. The decrease was primarily due to $9.1 million lower development costs for Tyzeka®/Sebivo® following the commercialization of the product in prior years and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Offsetting this amount was an increase of $2.7 million in 2008 related to preclinical evaluation of compounds from our HCV discovery program.
     While our research and development expenses for 2008 will be considerably less than that for 2007, we expect that research and development expenses for 2009 and beyond may increase as we expand our drug discovery and development efforts. We continue to devote substantial resources to our research and development activities, expand our research pipeline, and engage in future development activities as we continue to advance our product candidates and explore collaborations with other entities that we believe will create shareholder value.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $8.3 million in the three months ended March 31, 2008 as compared to $15.8 million in the same period in 2007. The decrease was primarily due to $4.5 million lower salaries and personnel related costs due to the reduction in headcount and consultants as part of the October 2007 restructuring. There were also $2.2 million lower sales and marketing expenses as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka®/Sebivo®.
     We expect our selling, general and administrative expenses to be less in 2008 as compared to 2007 due to the decrease of salary and personnel related costs related to the October 2007 restructuring as well as decreased sales and marketing expenses associated with the transfer of Tyzeka ®/Sebivo ® to Novartis.
Investment and Other Income, Net
     Investment and other income, net was $0.9 million in the three months ended March 31, 2008 as compared with $2.0 million for the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the three months ended March 31, 2008 due to the use of cash for operations.
Income Taxes
     Income tax benefit was $0.4 million in the three months ended March 31, 2008 as compared with $0.1 million for the same period in 2007. The increase was due to a higher amount of research and development credits our French subsidiary is expected to receive.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis,

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine,

•	collections on sales of Tyzeka® in the United States through September 30, 2007,

•	net proceeds from Sumitomo for reimbursement of development costs,

•	net proceeds from private placements of our convertible preferred stock,

•	net proceeds from public offerings,

•	net proceeds from concurrent private placements of our common stock in July 2004 and in October 2005, and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
     We had $54.6 million and $48.3 million in cash and cash equivalents as of March 31, 2008 and December 31, 2007, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available-for-sale. Our investments have an effective maturity not greater than 24 months and investments with maturities greater than 12 months are classified as non-current marketable securities. As of March 31, 2008, we had $30.9 million in current marketable securities and $13.3 million in non-current marketable securities. As of December 31, 2007, we had $39.9 million in current marketable securities and $23.9 million in non-current marketable securities.
     We invest our cash in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
     We held approximately $3.4 million in municipal auction rate securities at March 31, 2008. Our investments in auction rate securities consist solely of municipal debt securities and none of the auction rate securities in our portfolio are mortgage-backed. During the first quarter of 2008, certain of our municipal auction rate securities experienced failed auctions. As of April 25, 2008 we had liquidated all but $2.4 million of our auction rate securities, all of which were held at March 31, 2008. The liquidation of these auction rate securities did not result in any losses to the Company. The continued uncertainty in the credit markets may cause additional auctions with respect to our auction rate securities to fail, which could prevent us from liquidating certain of our holdings of auction rate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation. However, due to the current lack of liquidity in these investments, we do not intend to invest in auction rate securities in the future.
     Net cash used in operating activities was $12.7 million and $22.2 million in the three months ended March 31, 2008 and 2007, respectively. The $9.5 million decrease in cash used was primarily due to cash received from related parties, offset by an increase in net loss and changes in accounts payable and accrued expenses.
     Net cash provided by investing activities was $18.6 million and $27.6 million in the three months ended March 31, 2008 and 2007, respectively. The $9.0 million decrease was primarily due to net proceeds from sales of our marketable securities to fund operations.
     Net cash provided by financing activities was substantially unchanged in the three months ended March 31, 2008 compared to the same period in 2007. The net cash provided by financing activities in the three months ended March 31, 2008 and 2007 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     We believe that our current cash and cash equivalents and marketable securities together with anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through late 2009. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Moreover, any debt financing, if available, may involve restrictive covenants that would not be favorable to us. Our failure to obtain financing when needed may harm our business and operating results.
Contractual Obligations and Commitments
     Set forth below is a description of our contractual obligations as of March 31, 2008:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
			(in thousands)
Operating leases	$17,345	$3,364	$5,654	$4,290	$4,037
Consulting and other agreements	2,649	1,645	1,004	—	—

Total contractual obligations	$19,994	$5,009	$6,658	$4,290	$4,037

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
     Pursuant to the license agreement, between us and UAB, or the UAB license agreement, we were granted an exclusive license to the rights that UAB, Emory University and the Centre National de la Recherche Scientifique, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV infection.
     In February 2006, UAB notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UAB, the UAB license agreement covers our telbivudine technology. UAB contended that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75.0 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we have conducted clinical trials of telbivudine. We disagree with UAB’s contentions and advised UAB and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. Pursuant to the terms of the dispute resolution procedure in the UAB license agreement, in September 2007 our CEO and the CEO of UABRF met and agreed to begin a mediation process. While the parties participated in a joint mediation session in January 2008, no final resolution of these matters has yet been reached. However, a non-binding settlement proposal has been discussed by the parties. Such settlement proposal remains subject to several terms and conditions, including a full release of all claims by UAB and related entities. We do not believe that the matters disputed by UAB and Emory University regarding the UAB license agreement will have any effect on either the cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including the license for telbivudine, which have been granted to us pursuant to the cooperative agreement.
     However, if we do not settle these disputes and it were determined that the UAB license agreement does cover our technology, we will become obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UAB, if a liability were found to exist, UAB’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50.0 million and a 3% royalty on annual sales greater than $50.0 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UAB would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
     If it were determined that the UAB license agreement between us and UAB does cover our use of telbivudine to treat HBV, or we must otherwise rely upon a license agreement granted by the 1998 licensors to commercialize telbivudine, we may be in breach of certain of the representations and warranties we made in the development and commercialization agreement and the stock purchase agreement. For a further description see “Collaborations — Relationship with Novartis — Indemnification” and “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses.”
     Separately, we had a research collaboration with CNRS, one of the 1998 licensors. In May 2003, we and Novartis entered into an amended and restated cooperative agreement with CNRS and L’Universite Montpellier, or the University of Montpellier, pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement included provisions relating to the ownership and commercialization of the technology, which is discovered or obtained as part of the collaboration as well as rights regarding ownership or use of such technology upon termination of the agreement. This cooperative agreement expired in December 2006. We do not believe that the matters disputed by UAB and Emory University regarding the UAB license agreement will have any effect on either our cooperative agreement with CNRS and the University of Montpellier or the technology licenses, including the license for telbivudine, which have been granted to us pursuant to the cooperative agreement.
     In January 2007, the Board of Trustees of the University of Alabama and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against us, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action and pursue mediation relating to the disputes associated with the license agreement and this litigation. As a result of a joint mediation session held in January 2008, a non-binding settlement has been proposed by the parties which could potentially require Idenix to make payments to UAB and related entities. We have assessed this settlement proposal under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, (“SFAS No. 5”) and recorded a liability of $15.0 million as of December 31, 2007. There have been no changes to the recorded liability as of March 31, 2008. If the proposed settlement is not completed on terms acceptable to Idenix, we will resume the defense of these claims, including through the litigation process. Accruals related to the settlement proposal may be adjusted in future periods if a settlement agreement is not reached. We cannot ascertain with certainty the likelihood this or any settlement proposal will be accepted by or entered into by the parties. If we are not able to reach a settlement agreement with the parties, we will continue to vigorously defend against claims made by UAB and related entities (see Note 12).
     Additionally, in connection with the resolution of matters relating to certain of our HCV product candidates we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment equal to $12.0 million.
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
     In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. We are in the process of discussing with Metabasis a proposal relating to the application of certain Metabasis technology to one of our drug candidates.
     In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain Idenix product candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised its right under the agreement with Clariant to terminate effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. However, we believe that the following critical accounting policy related to fair value, adopted in the first quarter of 2008, is important to the understanding and evaluating our reported financial results.
     As of January 1, 2008, we implemented SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) for our financial assets and other items that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumption, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     With the exception of our holdings in auction rate securities, our marketable securities are generally valued using information provided by pricing services. Because our investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.
     Since our investments in municipal auction rate securities typically do not actively trade except on auction dates, these securities were valued at par value based on information received from pricing services in conjunction with recently executed trades in the secondary market. We also considered the rating of the securities, whether or not the securities were insured, and to the extent information was available, the status of that insurance.

Recent Accounting Pronouncements
     In February 2008, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS No. 157-2”) was issued. FSP SFAS No. 157-2 defers the effective date provision of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 for certain non-financial assets and liabilities that are recognized and disclosed at fair value in our financial statements on a non-recurring basis.
     In December 2007, the Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, (“EITF 07-01”) was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities, with the dollar weighted average effective maturity of the portfolio less than 12 months and no security with an effective maturity in excess of 24 months, except for our auction rate securities. Since our investments have effective maturities that are short-term in duration and the investments are denominated in U.S. dollars, we believe that we are not subject to any material credit, market or foreign exchange risk exposure. We do not have any derivative financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of legal proceedings. There were no material developments in regard to such proceedings for the quarter ended March 31, 2008.
Item 1A. Risk Factors
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2007, before deciding to invest in our securities.
Factors Related to Our Business
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.
     We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of telbivudine (Tyzeka®/Sebivo®) to date and are unable to make a meaningful assessment of potential future revenue associated with royalty payments of product sales. We will not be able to generate additional revenues from product sales until one of our other product candidates receives regulatory approval and we or a collaborative partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or Novartis or a future collaboration partner must effectively manufacture, market and sell such products. Even if we successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.
We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our product candidates successfully.
     Our cash, cash equivalents and marketable securities balance was approximately $98.9 million at March 31, 2008. We believe that this balance, any development funding we receive from Novartis relating to licensed compounds and the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through late 2009. However, we may need or choose to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
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
     We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory submissions with the FDA and/or the EMEA for our HCV and HIV product candidates as we continue development of each of these product candidates. The time and cost to complete clinical development of these product candidates may vary as a result of a number of factors.
     We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock.
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
     Our investment portfolio included municipal auction rate securities which approximated $3.4 million as of March 31, 2008. Auction rate securities are generally debt instruments that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period which occurs every seven to 35 days, investors can sell or continue to hold the securities. The auction rate securities we held at December 31, 2007 reset in subsequent auctions in January 2008. Beginning mid-February 2008, certain of our municipal auction rate securities experienced failed auctions. As of April 25, 2008 we had liquidated all but $2.4 million of our auction rate securities, all of which were held at March 31, 2008. The liquidation of these auction rate securities did not result in any losses to the Company. The continued uncertainty in the credit markets could cause additional auctions with respect to our auction rate securities to fail, and could prevent us from liquidating certain of our holdings of auction rate securities because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. There is a risk that auctions related to our remaining auction rate securities may fail and that there could be a decline in value of these securities or any other securities which may ultimately be deemed to be other than temporary. In the future, should we experience additional auction failures and/or determine that these declines in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.
     The condition of the credit markets remains dynamic. As a result, we may experience a reduction in value or loss of liquidity with respect to our investments in auction rate securities or our other investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
     We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of hepatitis B infection, we are aware of four other drug products, specifically, lamivudine, entecavir and adefovir dipivoxil, each nucleoside analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. These products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of chronic hepatitis C, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV infection, there are 25 antiviral therapies approved for commercial sale in the United States. Of these approved therapies, seven are nucleosides, four are non-nucleosides, eleven are protease inhibitors, one is an integrase inhibitor and two are entry inhibitors.
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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of March 31, 2008, we have estimated that the performance period during which the development of our licensed product and product candidates will be completed is a period of approximately ten and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2013. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other up-front payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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

     As of March 31, 2008, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
     As long as Novartis and its affiliates own at least 19.4% of our voting stock, which we define below, we cannot take certain actions without the consent of Novartis. These actions include:
•	the authorization or issuance of additional shares of our capital stock or the capital stock of our subsidiaries, except for a limited number of specified issuances;

•	any change or modification to the structure of our board of directors or a similar governing body of any of our subsidiaries;

•	any amendment or modification to any of our organizational documents or those of our subsidiaries;

•	the adoption of a three-year strategic plan;

•	the adoption of an annual operating plan and budget, if there is no approved strategic plan;

•	any decision that would result in a variance of total annual expenditures, capital or expense, in excess of 20% from the approved three-year strategic plan;

•	any decision that would result in a variance in excess of the greater of $10.0 million or 20% of our profit or loss target in the strategic plan or annual operating plan;

•	the acquisition of stock or assets of another entity that exceeds 10% of our consolidated net revenue, net income or net assets;

•	the sale, lease, license or other disposition of any assets or business which exceeds 10% of our net revenue, net income or net assets;

•	the incurrence of any indebtedness by us or our subsidiaries for borrowed money in excess of $2.0 million;

•	any material change in the nature of our business or that of any of our subsidiaries;

•	any change in control of Idenix or any subsidiary; and

•	any dissolution or liquidation of Idenix or any subsidiary, or the commencement by us or any subsidiary of any action under applicable bankruptcy, insolvency, reorganization or liquidation laws.
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
     Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, including Tyzeka®/Sebivo®. For Tyzeka®/Sebivo®, we acted as lead commercial party in the United States. On September 28, 2007 we entered into an amendment to the development and commercialization agreement and a transition services agreement, both of which became effective on October 1, 2007, whereby we transferred to Novartis all of our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage will vary based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine after October 1, 2007 and is also responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the transition services agreement, we will provide Novartis with certain services relating to telbivudine through June 2008 (or later if agreed to by the parties). We will be reimbursed for these services at an agreed upon rate.
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
     In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV product candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV product candidates and may assert that such losses include the settlement payments.
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
     If we are required to rely upon the UAB license agreement to commercialize telbivudine, we will be obligated to make certain payments to UAB and the other licensors. Such amounts would include payments in the aggregate amount of $1.3 million due upon the achievement of regulatory milestones, a 6% royalty on annual sales up to $50.0 million and a 3% royalty on annual sales greater than $50.0 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to a non-affiliate sublicensee, which is defined as any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’s ownership interest in us declines below 50% of our outstanding shares of capital stock, we could be obligated to pay to UAB 30% of all royalties received by us from sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration we receive from the sublicensee with respect to telbivudine.
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
     In February 2006, UAB notified us that it and Emory University were asserting a claim that, as a result of the filing of a continuation patent application in July 2005 by UAB, the UAB license agreement covers our telbivudine technology. UAB contends that we are obligated to pay the 1998 licensors an aggregate of $15.3 million comprised of 20% of the $75.0 million license fee we received from Novartis in May 2003 in connection with the license of our HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the IND pursuant to which we conducted clinical trials of telbivudine. We disagree with UAB’s contentions and advised UAB and Emory University that we will utilize the dispute resolution procedures set forth in the UAB license agreement for resolution of this dispute. Under the terms of that agreement, if resolution cannot be achieved through negotiations between the parties or mediation, it must be decided by binding arbitration under the rules of the American Arbitration Association before a panel of three arbitrators. Pursuant to the terms of the dispute resolutions procedure in the UAB license agreement, in September 2007 the CEOs of UABRF and Idenix met and agreed to begin a process of mediation. While the parties participated in a joint mediation session in January 2008, no final resolution of these matters has yet been reached. However, a non-binding settlement proposal has been discussed by the parties. Such settlement proposal remains subject to several terms and conditions, including a full release of all claims by UAB and related entities.
     If we do not settle these disputes and it is determined that the UAB license agreement does cover our use of telbivudine to treat HBV, we will be obligated to make payments to the 1998 licensors in the amounts and manner specified in the UAB license agreement. While we dispute the demands made by UAB, even if liability were found to exist, UAB’s claims, in addition to those described above would likely include payments in the aggregate amount of $1.0 million due upon achievement of regulatory milestones, a 6% royalty on annual sales up to $50.0 million and a 3% royalty on annual sales greater than $50.0 million made by us or an affiliate of ours. Additionally, if we sublicense our rights to any entity other than one which holds or controls at least 50% of our capital stock, or if Novartis’ ownership interest in us declines below 50% of our outstanding shares of capital stock, UAB would likely contend that we would be obligated to pay to the 1998 licensors 30% of all royalties received on sales by the sublicensee of telbivudine and 20% of all fees, milestone payments and other cash consideration received from the sublicensee with respect to telbivudine.
     If we fail to perform our material obligations under the UAB license agreement, UAB, acting for the 1998 licensors, may attempt to terminate the UAB license agreement or render the license to us non-exclusive. We do not believe that we are in default of any of the material obligations to which we are subject under the UAB license agreement. Any attempt to terminate the agreement would be subject to binding arbitration. In the event UAB is successful in terminating the license agreement as a result of a breach by us after a period of arbitration, and the 1998 licensors obtain a valid enforceable claim that generally covers the use of telbivudine to treat hepatitis B, it may be necessary for us to obtain another license from the 1998 licensors. Such license may not be available to us on reasonable terms, on an exclusive basis or at all. This could materially adversely affect or preclude the commercialization of telbivudine.
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
     If the Board of Trustees of the University of Alabama and related entities are successful in the lawsuit against us, CNRS and the University of Montpellier, then UAB could obtain rights in certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV currently assigned to one or more of us, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®. The University of Alabama has included a demand for damages under various theories in its complaint, but did not specify the amount of damages that it alleges to have incurred. In response to the complaint, in March 2007, we filed a motion to dismiss based upon lack of personal jurisdiction. In September 2007, the parties agreed to stay the action and pursue mediation relating to the disputes associated with the license agreement and this litigation. As a result of a joint mediation session held in January 2008, a non-binding settlement has been proposed by the parties which could potentially require Idenix to make payments to UAB and related entities. We have assessed this settlement proposal under the provisions of SFAS No. 5, and recorded a related liability of $15.0 million in the quarter ended December 31, 2007. There have been no changes to the recorded liability as of March 31, 2008. If the proposed settlement is not completed on terms acceptable to Idenix, we will resume the defense of these claims, including through the litigation process. Accruals related to the settlement proposal may be adjusted in future periods if a settlement agreement is not reached. We cannot ascertain with certainty the likelihood this or any settlement proposal will be accepted by or entered into by the parties. If we are not able to reach a settlement agreement with the parties, we will continue to vigorously defend against claims made by UAB and related entities (see Note 12).
     In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor product candidates IDX184 and IDX102. We have filed U.S. and international patent applications related to IDX184 and IDX102 themselves, as well as to methods of treating HCV infection with IDX184 and IDX102. Further, we are prosecuting U.S. and international patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV infection with nucleoside polymerase inhibitors including compounds that relate to IDX184 and IDX102.
     We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV infection, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use certain of these compounds to treat HCV infection. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to enforce our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference proceeding between us and any or all of Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat HCV infection. If such an interference proceeding is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating HCV or other viral infection under U.S. law, we might need to obtain a license that may not be available on commercially reasonable terms or at all.
     In accordance with our patent strategy, we are attempting to obtain patent protection for our HIV product candidate IDX899. We have filed U.S. and international patent applications directed to IDX899 itself, as well as methods of treating HIV infection with IDX899.
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
     In May 2004, we and our chief executive officer, Dr. Sommadossi, entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by Dr. Sommadossi during the period from November 1999 to November 2002, at which time Dr. Sommadossi was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine.
     Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other potential contingent payments based upon the commercial launch of other HCV products discovered or invented by Dr. Sommadossi during his sabbatical and unpaid leave. In addition, UA and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding valopicitabine and our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
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
     We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, have also entered into two agreements with the Universita degli Studi di Cagliari, which we refer to as the University of Cagliari, the co-owner of the patents and patent applications covering our HCV product candidates and certain HIV product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of April 25, 2008, we had 56,335,557 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,269,643 shares of common stock with a weighted average exercise price of $8.82 per share.
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

Date: May 5, 2008	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2008	By:	/s/ RONALD C. RENAUD, JR.
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