Form 10-Q
period 2008-06-30
IDENIX PHARMACEUTICALS INC
filed 2008-08-07
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-49839
Idenix Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 Hampshire Street	02139
Cambridge, MA (Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 995-9800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of July 31, 2008, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,421,677 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$54,062	$48,260
Restricted cash	411	411
Marketable securities	16,270	39,862
Receivables from related party	1,727	11,196
Prepaid expenses and other current assets	2,810	3,990

Total current assets	75,280	103,719
Intangible asset, net	12,968	13,548
Property and equipment, net	14,873	15,460
Restricted cash, non-current	750	750
Marketable securities, non-current	10,308	23,882
Other assets	3,102	3,181

Total assets	$117,281	$160,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,037	$5,372
Accrued expenses	13,916	16,437
Deferred revenue, related party	7,766	8,372
Other current liabilities	645	553

Total current liabilities	24,364	30,734
Long-term obligations	18,237	19,107
Deferred revenue, related party, net of current portion	34,948	41,861

Total liabilities	77,549	91,702
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2008 and December 31, 2007, respectively; 56,398,201 and 56,189,467 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	56	56
Additional paid-in capital	516,570	506,800
Accumulated other comprehensive income	1,228	738
Accumulated deficit	(478,122)	(438,756)

Total stockholders’ equity	39,732	68,838

Total liabilities and stockholders’ equity	$117,281	$160,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Revenues:
Collaboration revenue — related party	$1,433	$18,674
Other revenue	159	1,058

Total revenues	1,592	19,732
Operating expenses:
Cost of sales	415	167
Research and development	14,136	24,570
Selling, general and administrative	6,651	19,837
Restructuring charges	37	—

Total operating expenses	21,239	44,574

Loss from operations	(19,647)	(24,842)
Investment and other income, net	485	1,802

Loss before income taxes	(19,162)	(23,040)
Income tax benefit	256	138

Net loss	$(18,906)	$(22,902)

Basic and diluted net loss per common share	$(0.34)	$(0.41)

Shares used in computing basic and diluted net loss per common share	56,359	56,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Revenues:
Collaboration revenue — related party	$3,478	$43,025
Other revenue	157	1,513

Total revenues	3,635	44,538
Operating expenses:
Cost of sales	810	237
Research and development	29,004	47,124
Selling, general and administrative	14,972	35,677
Restructuring charges	297	—

Total operating expenses	45,083	83,038

Loss from operations	(41,448)	(38,500)
Investment and other income, net	1,425	3,780

Loss before income taxes	(40,023)	(34,720)
Income tax benefit	657	249

Net loss	$(39,366)	$(34,471)

Basic and diluted net loss per common share	$(0.70)	$(0.61)

Shares used in computing basic and diluted net loss per common share	56,316	56,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(39,366)	$(34,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,938	2,188
Stock-based compensation expense	2,882	4,424
Revenue adjustment for contingently issuable shares	3,142	—
Other	6	(185)
Changes in operating assets and liabilities:
Receivables from related party	9,469	(608)
Prepaid expenses and other current assets	1,333	1,725
Other assets	700	47
Accounts payable	(3,354)	(1,471)
Accrued expenses	(2,638)	7,659
Deferred revenue, related party	(4,197)	763
Other liabilities	(898)	(919)

Net cash used in operating activities	(29,983)	(20,848)

Cash flows from investing activities:
Purchase of property and equipment	(1,479)	(5,406)
Purchases of marketable securities	(15,145)	(54,289)
Sales and maturities of marketable securities	51,877	83,915

Net cash provided by investing activities	35,253	24,220

Cash flows from financing activities:
Proceeds from exercise of common stock options	423	195

Net cash provided by financing activities	423	195

Effect of changes in exchange rates on cash and cash equivalents	109	12

Net increase in cash and cash equivalents	5,802	3,579
Cash and cash equivalents at beginning of period	48,260	55,892

Cash and cash equivalents at end of period	$54,062	$59,471

Supplemental disclosure of noncash investing and financing activities:
Change in the value of shares of common stock contingently issuable or issued to related party	$6,465	(34)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS
     Idenix Pharmaceuticals, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases with operations in the United States and in Europe. The Company’s current focus is on diseases caused by hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). To date, the Company has successfully developed and received regulatory approval for telbivudine (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus (“HBV”) and has discovered product candidates for the treatment of HCV and HIV. The Company currently has a non-nucleoside reverse transcriptase inhibitor (“NNRTI”) product candidate for the treatment of HIV-1 in phase I/II clinical testing and a nucleoside/nucleotide prodrug product candidate for the treatment of HCV in phase I clinical testing. The Company also has HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Three clinical candidates have been selected from these two discovery programs and are currently undergoing IND-enabling preclinical testing.
     Effective May 8, 2003, the Company entered into a development, license and commercialization agreement (“Development and Commercialization Agreement”) with Novartis Pharma AG, or Novartis, a subsidiary of Novartis AG, under which the Company collaborates with Novartis to develop, manufacture and commercialize product candidates which Novartis licenses from the Company. Novartis also acquired a majority interest in the Company’s outstanding stock on May 8, 2003 and the operations of the Company have been consolidated in the financial statements of Novartis since that date. Since May 2003, Novartis has had the ability to exercise control over the Company’s strategic direction, research and development activities and other material business decisions. Additionally, as long as Novartis retains its majority position in the Company, Novartis, among other things, retains the right to license any product candidate developed by the Company (Note 5).
     In July 2007, the Company announced that the U.S. Food and Drug Administration (“FDA”) had placed on clinical hold in the United States the Company’s development program of valopicitabine (“NM283”) for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company subsequently discontinued the development of valopicitabine.
     In September 2007, the Company and Novartis amended the development, license and commercialization agreement, referred to as the 2007 Amendment. Reference to the Development and Commercialization Agreement includes the 2003 original agreement, 2007 Amendment and all prior amendments. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka ® /Sebivo ®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka® /Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. In conjunction with the 2007 Amendment, the Company announced a restructuring of its operations in which the Company reduced its workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka® /Sebivo® in the United States and Europe (Note 10). The restructuring was a strategic decision on behalf of the Company to focus its resources on its HCV and HIV discovery and development programs.
     The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaborative partners, competition, technological and medical risks and management of growth. Additionally, the Company’s drug development programs and the potential commercialization of its product candidates will require substantial cash to fund expenses that it will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts. The Company believes that its current cash and cash equivalents and marketable securities together with anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy its cash needs through late 2009. However, the Company may need or choose to seek additional funding within this period of time.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
(“SEC”) on March 14, 2008. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2008.
Revenue Recognition
     The Company records revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.
     Collaboration revenue consists of nonrefundable license fees, milestones, collaborative research and development funding and royalties received from the Company’s collaborative partners.
     Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the expected development period as the Company completes its performance obligations. When the Company’s level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. Payments received from collaborative partners for research and development efforts by the Company are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs. Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.
     Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.
     Royalty revenue consists of revenue earned under the Company’s license agreement with Novartis for sales of Tyzeka ® /Sebivo ® which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of Tyzeka ® /Sebivo ® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.
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
     As a result of applying the provisions of the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition, (“SAB 101”) which was the applicable revenue guidance at the time the collaboration was entered into, the Company’s revenue recognition policy attributes revenue to the development period of the product candidates licensed under the Development and Commercialization Agreement. The Company has not attributed revenue to its involvement in the committees following the commercialization of the licensed products as the Company has determined that its participation on the committees as such participation relates to the commercialization of product candidates is protective. The Company’s determination is based in part on the fact that its expertise is, and has been, the discovery and development of drugs for the treatment of human viral and other infectious diseases. Novartis, on the other hand, has and continues to possess the considerable commercialization expertise and infrastructure necessary for the commercialization of such product candidates. Accordingly, the Company believes its obligation post commercialization is inconsequential.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its marketable securities with remaining final maturities of 12 months or less as current marketable securities exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. The Company classifies all of its marketable debt securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in investment and other income, net.
     Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value below cost basis is other than temporary using available evidence regarding the Company’s investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded in the consolidated statement of operations and a new cost basis in the security is established. There were no unrealized losses in investments which were deemed to be other than temporary during the six months ended June 30, 2008 or June 30, 2007.
Fair Value Measurements
     Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of June 30, 2008 and December 31, 2007.
     Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”) for its financial assets and other items that are recognized or disclosed at fair value on a recurring basis. This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and liabilities until January 1, 2009. The Company is currently evaluating the impact on its financial statements of the adoption of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.
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
     With the exception of its holdings in auction rate securities, the Company’s marketable securities were valued at June 30, 2008 using information provided by a pricing service or for investments in money market accounts, at calculated net asset values. Because the Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.
     The Company’s investments in auction rate securities, which consist of municipal or student-loan backed debt securities, are recorded at fair value. Fair value has historically approximated cost due to their variable interest rates, which are scheduled to reset through an auction process every seven to 35 days. This auction mechanism is designed to allow existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. The Company monitors the success or failure of the auctions. To the extent an auction fails and the securities are not liquid, the Company also considers other

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
alternative inputs to determine the fair value of these securities which may not be based on quoted market transactions. In the first six months of 2008, certain of the Company’s auction rate securities experienced failed auctions. These auction rate securities were classified as Level 3 in accordance with SFAS No. 157 and valued at par value as of June 30, 2008. The Company determined the fair value of these securities to be par value based on either i) recent trades and an expected redemption of the entire security holding within the next 30 days or ii) a cash flow model which incorporated a three-year discount period, a 3.448% per annum coupon rate, a 0.313% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history and the number of auctions as of June 30, 2008. The Company also considered in determining fair value that its holdings in auction rate securities were either insured by a private insurer or backed by the U.S. government and that these securities were rated either Aa3 and AA or Aaa at June 30, 2008.
     The following table is the Company’s assets and liabilities measured at fair value on a recurring basis:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
		(in thousands)
Cash equivalents	$33,430	$—	$33,430
Marketable securities	23,958	—	23,958
Auction rate securities	—	2,375	2,375

	$57,388	$2,375	$59,763

     The following table is a rollforward for the three and six months ended June 30, 2008 of the Company’s assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Fair Value
(in thousands)
Balance at December 31, 2007	$11,050
Purchases, sales, and settlements	(8,675)
Total gains or losses (realized/unrealized)	—
Impairment included in other comprehensive income	—

Balance at June 30, 2008	$2,375

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
Share-Based Compensation
     In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) was issued. SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.
     The Company recognizes compensation expense for stock options granted to non-employees in accordance with the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to OtherThan Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
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
(UNAUDITED) – CONTINUED
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(18,906)	$(22,902)	$(39,366)	$(34,471)
Basic and diluted weighted average number of common shares outstanding	56,359	56,170	56,316	56,148
Basic and diluted net loss per common share	$(0.34)	$(0.41)	$(0.70)	$(0.61)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2008	2007
	(in thousands)
Options	6,153	5,234
Contingently issuable shares to related party	2,754	—

	8,907	5,234

     In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on the Company’s current stock price.
4. COMPREHENSIVE LOSS
     For the three and six months ended June 30, 2008 and 2007, respectively, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(18,906)	$(22,902)	$(39,366)	$(34,471)
Changes in other comprehensive loss:
Foreign currency translation adjustment	93	42	585	82
Unrealized loss on marketable securities	(47)	(10)	(95)	(52)
Unrealized gain on investment	—	2,413	—	2,413

Total comprehensive loss	$(18,860)	$(20,457)	$(38,876)	$(32,028)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
5. NOVARTIS RELATIONSHIP
Overview
     Effective May 8, 2003, the Company entered into a development, license and commercialization agreement with Novartis. In September 2007, the Company entered into an amendment to the Development and Commercialization Agreement, which is referred to as the 2007 Amendment. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka ® /Sebivo ®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka® /Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine beginning on October 1, 2007. Novartis shall also be responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the Transition Services Agreement, or TSA, the Company will provide Novartis with certain services relating to telbivudine until such period of time that is agreeable by both parties. The Company is reimbursed by Novartis for these services.
     As part of the Development and Commercialization Agreement, the Company received a license fee of $75.0 million for its HBV product and product candidate, Tyzeka® /Sebivo® and valtorcitabine, respectively, development funding for Tyzeka ® /Sebivo® and valtorcitabine and milestone payments. Potential milestone payments could have been earned upon the achievement of certain regulatory approvals and commercial targets. In 2007, the Company received payment of $20.0 million for achieving two regulatory milestones.
     As part of the Development and Commercialization Agreement, Novartis also acquired an option to license the Company’s HCV and other product candidates. Novartis agreed to pay the Company up to $500.0 million in additional license fees and regulatory milestone payments for NM283 or related compounds. In March 2006, Novartis exercised its option to license valopicitabine, the Company’s lead HCV product candidate at that time. As a result, Novartis paid the Company a license fee of $25.0 million in March 2006 and provided development funding for valopicitabine. In July 2007, the Company announced that the FDA had placed on clinical hold in the United States the Company’s development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company subsequently discontinued the development of valopicitabine. As a result, the Company is not expected to receive any additional license fees or milestone payments for valopicitabine from Novartis.
     To date, the sum of non-refundable payments received from Novartis, totaling $117.2 million, has been recorded as license fees and is being recognized over the development period of the licensed product candidates. The Company has received from Novartis a $25.0 million license fee for valopicitabine, a $75.0 million license fee for Tyzeka ® /Sebivo ® and valtorcitabine, offset by $0.1 million in interest costs, and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo ® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development and Commercialization Agreement. The Company also incurred approximately $2.3 million in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. The Company has included a $10.0 million milestone payment for the regulatory approval of Sebivo ® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive.
     The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. During the quarter ended June 30, 2008, the Company has estimated that the performance period during which the development of its licensed product and product candidates will be completed is a period of approximately ten and a half years following the effective date of the Development and Commercialization Agreement that the Company entered into with Novartis, or December 2013. The Company is recognizing revenue on the license fee payments over this period. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.
     In addition to the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock in May 2003 from the Company’s then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if the Company achieves predetermined development milestones relating to NM283 or related compounds. As of June 30, 2008, Novartis owned approximately 56% of the Company’s outstanding stock.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
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
     In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan were terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company remains subject to potential revenue adjustments relating to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.
     For the six months ended June 30, 2008, the impact of Novartis’ stock subscription rights has reduced the license fee by $6.5 million, which has been recorded as additional paid-in capital. Of this amount, $3.4 million has been recorded as a reduction of deferred revenue as of June 30, 2008 with the remaining amount of $3.1 million recorded as a reduction of license fee revenue. As of June 30, 2008, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $22.1 million, which has been recorded as additional paid-in capital. Of this amount, $9.1 has been recorded as a reduction of deferred revenue with the remaining amount of $13.0 million as a reduction of license fee revenue.
Manufacturing and Packaging Agreements
     Pursuant to a Manufacturing Agreement and Supply Agreement, respectively, Novartis was appointed to manufacture the commercial supply of Tyzeka ® that was intended for sale in the United States and to finish and package licensed products for commercial sale. Moreover, a Packaging Agreement provided that the supply of Tyzeka ® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation, an affiliate of Novartis.
     As a result of the 2007 Amendment, the Manufacturing Agreement with Novartis was terminated as it relates to telbivudine. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka® /Sebivo® on a worldwide basis. No penalties were incurred by the Company as a result of the termination.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
Product Sales Arrangements
     In connection with the Novartis license of product candidates under the Development and Commercialization Agreement, the Company had retained the right to co-promote or co-market all licensed products, with the exception of Tyzeka® /Sebivo®, in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, the Company would act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and share with the Company the net benefit from co-promotion and co-marketing. The net benefit was defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with the Company would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, the Company would effectively sell products to Novartis for their further sale to third parties. Novartis would pay the Company for such products at a price that is determined under the terms of the Company’s supply agreement with Novartis.
     In September 2007, the Company amended its Development and Commercialization Agreement with Novartis in which Novartis assumed sole responsibility for product sales of Tyzeka ® /Sebivo ® on a worldwide basis beginning on October 1, 2007. As a result, beginning in the fourth quarter of 2007, the Company no longer records product sales of Tyzeka ®.
6. MARKETABLE SECURITIES
     The Company invests its excess cash in accounts held at large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Type of security:
Money market funds	$32,679	$—	$—	$32,679
Corporate debt securities	18,085	15	(202)	17,898
U.S. government obligations	6,813	—	(2)	6,811
Auction rate securities	2,375	—	—	2,375
Accrued interest	307	—	—	307

	$60,259	$15	$(204)	$60,070

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Type of security:
Money market funds	$21,702	$—	$—	$21,702
Commercial paper	1,993	—	—	1,993
Corporate debt securities	56,361	15	(109)	56,267
Municipal bonds	1,990	—	—	1,990
Auction rate securities	11,050	—	—	11,050
Accrued interest	763	—	—	763

	$93,859	$15	$(109)	$93,765

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED

	June 30,	December 31,
	2008	2007
	(in thousands)
Contractual maturity:
Maturing in one year or less	$49,762	$69,883
Maturing after one year through two years	5,087	4,490
Maturing after two years through ten years	2,321	7,274
Maturing after ten years	2,900	12,118

	$60,070	$93,765

	June 30,	December 31,
	2008	2007
	(in thousands)
Classification in balance sheets:
Cash equivalents	$33,492	$30,021
Marketable securities	16,270	39,862
Marketable securities, non-current	10,308	23,882

	$60,070	$93,765

     At June 30, 2008 and December 31, 2007, approximately $2.4 million and $11.1 million, respectively, of the Company’s investments in marketable securities were auction rate securities. These auction rate securities consisted of municipal or student-loan backed debt securities and were classified as long-term based on final contractual maturity. In the first six months of 2008, certain of the Company’s auction rate securities experienced failed auctions. As of June 30, 2008, the Company had liquidated all but $2.4 million of the Company’s auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. As of June 30, 2008, the Company’s $2.4 million of auction rate securities were rated Aa3 and AA or Aaa by investment rating agencies. In the event that a future auction is not able to be completed due to sell orders exceeding buy orders, the Company may not have the ability to quickly liquidate these investments. In the event that access to investments in these securities is necessary, the Company will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature. For all of the Company’s auction rate securities, the underlying final maturity date is in excess of one year and can be as far as 37 years in the future.
7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Unbilled receivables from related party	$1,727	$11,196

     Unbilled receivables from related party represent amounts under collaborative agreements in the normal course of business for reimbursement of development, regulatory and marketing expenditures that have not been billed at June 30, 2008 and December 31, 2007. The reimbursement of development and regulatory expenditures is billed quarterly. All related party receivables are due from Novartis.
8. INTANGIBLE ASSET, NET
     The Company’s intangible asset relates to a settlement agreement entered into by and among the Company along with the Company’s Chief Executive Officer, in his individual capacity, the Universite Montpellier II (“University of Montpellier”) and Centre National de la Recherche Scientifique (“CNRS”), the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham (“UAB”), the University of Alabama Research Foundation (“UABRF”) and Emory University as described more fully in Note 12 and Note 14. The settlement agreement, effective as of June 1, 2008, includes a full release of all claims, contractual or otherwise, by the parties. The settlement agreement was entered into in July 2008.
     The Company is amortizing the $15.0 million accrued settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The amount of amortization each period is determined as the greater of straight line or economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.6 million for the three and six months

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
ended June 30, 2008, respectively, which was recorded in cost of sales. There was no expense for the three and six months ended June 30, 2007. As of June 30, 2008, accumulated amortization was $2.0 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2012 and $7.8 million through the remaining term of the expected economic benefit of the asset.
9. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Research and development contract costs	$1,786	$2,050
Payroll and benefits	3,317	4,231
License fees	982	1,000
Professional fees	1,043	1,309
Restructuring	636	1,838
Accrued upfront settlement payment	4,000	4,000
Other	2,152	2,009

	$13,916	$16,437

     The accrued restructuring liability represents costs associated with the Company’s announcement in September of 2007 that it would restructure its operations with the transfer of development, commercialization and manufacturing rights of telbivudine and obligations related to Novartis (Note 10).
     The $4.0 million accrued upfront settlement payment is the short-term portion of the $15.0 million settlement payment to UAB and related entities which is described more fully in Note 12 and Note 14.
10. RESTRUCTURING CHARGES
     In September 2007, the Company announced a restructuring of its operations as a result of an agreement with Novartis in which the Company would transfer to Novartis all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka ® /Sebivo ® ) on a worldwide basis effective October 1, 2007. As a result, the Company entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka ® /Sebivo ® in the United States and Europe. The restructuring was a strategic decision on behalf of the Company to focus its resources on its HCV and HIV discovery and development programs.
     A summary of the restructuring activity at June 30, 2008 was as follows:

	Current			Total
	Liability			Liability
	as of	Payments and	Additional	as of
	December 31, 2007	other adjustments	Expense	June 30, 2008
(in thousands)
Employee severance, benefits and lease exit costs	$1,838	$(1,396)	$297	$739

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
11. SHARE-BASED COMPENSATION
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development	$467	$723	$1,127	$1,891
Selling, general and administrative	876	1,296	1,755	2,533

Total stock-based compensation expense	$1,343	$2,019	$2,882	$4,424

     The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average fair value of options	$3.76	$3.74	$2.99	$4.02
Risk-free interest rate	3.27%	4.91%	2.83%	4.75%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.14	5.05	5.14	5.05
Expected volatility	63.2%	56.9%	63.2%	56.9%
     The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of the Company’s stock.
     A summary of stock option activity under the Company’s stock option plans for the six months ended June 30, 2008 is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Outstanding, December 31, 2007	5,712,289	$9.83
Granted	1,336,600	5.32
Cancelled	(687,781)	13.05
Exercised	(207,810)	2.03

Options outstanding at June 30, 2008	6,153,298	$8.76

Options exercisable at June 30, 2008	3,137,405	$11.25
     The Company has an aggregate of $10.5 million of stock compensation as of June 30, 2008 remaining to be amortized over a weighted average life of 3.3 years.
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
     As a part of the settlement agreement, it was agreed that neither UAB nor UABRF has any right, title or ownership interest in the inventions and discoveries made or reduced to practice during the Leave Period or the related patents and patent applications. In exchange, the Company made a $2.0 million payment to UAB in May 2004. The Company also dismissed the pending litigation and agreed to make certain future payments to UAB. These future payments consist of: (i) a $1.0 million payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the Sabbatical Period; and (ii) payments in an amount equal to 0.5% of worldwide net sales of such products with a minimum

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
sales based payment to equal $12.0 million. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States or any of the United Kingdom, France, Germany, Italy or Spain, of a product that: (i) has within its approved product label a use for the treatment of HCV; and (ii) relates to inventions and discoveries made by the CEO during the Sabbatical Period, if sales based payments for such product have not then exceeded $12.0 million. At that time, the Company will be obligated to pay to UAB the difference between the sales based payments then paid to date for such product and $12.0 million. The Company has no amounts accrued or payable under this settlement agreement at June 30, 2008 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.
     In October 2006, the Company entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of the Company’s compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, the Company notified Metabasis that it would exercise its option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. The Company does not agree with Metabasis’ assessment that the scientific milestone has been met and therefore does not believe that it has any liability for this payment and initially so notified Metabasis. In May 2008, the Company and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by the Company. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then the Company anticipates re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then the Company would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.
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
     In February 2006, UAB notified the Company that it and Emory University were asserting a claim, that as a result of filing a continuation patent application in July 2005 by UAB, the UAB license agreement covers the Company’s telbivudine technology and that the Company is obligated to pay to UAB, Emory University and CNRS (collectively, the “1998 licensors”) an aggregate of $15.3 million, comprised of 20% of the $75.0 million license fee that the Company received from Novartis in May 2003 in connection with the license of its HBV product candidates and a $0.3 million payment in connection with the submission to the FDA of the investigational new drug application (“IND”) pursuant to which the Company conducted its clinical trials of telbivudine.
     In January 2007, UAB and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against the Company, CNRS and the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV. Pursuant to the terms of the dispute resolution procedure in the UAB license agreement, in September 2007 the Company’s CEO and the CEO of UABRF met and agreed to begin a mediation process. Following a joint mediation session in January 2008 and several months of further discussions, in July 2008, the parties entered into a settlement agreement. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV have been resolved. UAB also agreed to abandon the continuation patent applications it filed in July 2005. Under the terms of the settlement, the Company paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by the Company from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. The settlement agreement is effective as of June 1, 2008 (see Note 14).
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED
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
14. SUBSEQUENT EVENT — UAB SETTLEMENT
     In July 2008, the Company, along with its CEO, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF and Emory University. The settlement agreement relates to, among other things, a complaint filed by UAB and UABRF against the Company, the University of Montpellier and CNRS and an arbitrable contractual dispute asserted by UABRF and Emory University against the Company.
     Pursuant to this settlement agreement, the following matters have been resolved among the parties:
•	all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus; and

•	all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® (telbivudine) for the treatment of HBV.
     Under the terms of the settlement agreement, the Company paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by the Company from Novartis from worldwide sales of telbivudine (the “Royalty Payments”), subject to minimum payment obligations as set forth below.
     The Company is obligated to make minimum payments (offset by the ongoing Royalty Payments) to UABRF totaling $11.0 million as set forth in the table below. If the Royalty Payments made to UABRF by the dates set forth below do not equal the minimum payments as detailed in the table, the Company is obligated to pay UABRF the difference between such payments and the minimum payment amount within thirty (30) days following each of the dates specified. In the event that Royalty Payments during one period exceed the minimum payment obligation for that period, the excess will be credited against subsequent minimum payments for later periods.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – CONTINUED

Period Ending	Minimum Payment
December 30, 2010	$2,000,000
December 30, 2013	$2,000,000
December 30, 2016	$2,000,000
December 30, 2018	$5,000,000
     The Company has recorded liabilities for the $4.0 million upfront payment and the minimum payments of $11.0 million as of June 30, 2008.
     The Company’s payment obligations under the settlement agreement expire on August 10, 2019. The settlement agreement is effective as of June 1, 2008 and includes mutual releases of all claims and covenants not to sue among the parties. It also includes a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. UAB also agreed to abandon the continuation patent applications it filed in July 2005.

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
Overview
     Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on diseases caused by hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. To date, we have successfully developed and received regulatory approval for telbivudine (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, and have discovered product candidates for the treatment of HCV and HIV. We currently have a non-nucleoside reverse transcriptase inhibitor, or NNRTI, product candidate for the treatment of HIV-1 in phase I/II clinical testing and a nucleoside/nucleotide prodrug product candidate for the treatment of HCV in phase I clinical testing. We also have HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Three clinical candidates have been selected from these two discovery programs and are currently undergoing IND-enabling preclinical testing.
     Effective May 8, 2003, we entered into a development, license and commercialization agreement, or development and commercialization agreement, with Novartis Pharma AG, or Novartis, a subsidiary of Novartis AG, under which we collaborate with Novartis to develop, manufacture and commercialize product candidates which they license from us. Novartis also acquired a majority interest in our outstanding stock on May 8, 2003 and our operations have been consolidated in the financial statements of Novartis since that date. Since May 2003, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. Additionally, as long as Novartis retains its majority position in our company, Novartis, among other things, retains the right to license any product candidate we develop. We have co-promotion and co-marketing rights with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain on all products, with the exception of Tyzeka ® /Sebivo ®, that Novartis licenses from us that are successfully developed and approved for commercial sales. Novartis has the exclusive right to promote and market these licensed products in the rest of the world.
     The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of product candidates:

Indication	Product/Product Candidates/Programs	Description
HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)	Novartis has all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka ® /Sebivo ®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka ® /Sebivo ®. Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine.

HCV	Discovery and development program	This program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors.

Indication	Product/Product Candidates/Programs	Description
	• IDX184 and IDX102 (nucleotide polymerase inhibitor)	The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors. Data from a four day study of once daily administered IDX184 in 5 HCV-infected chimps demonstrated a median viral load reduction of 2.3 log10. This data was presented at the European Association for the Study of the Liver, or EASL, in April 2008. We have initiated a first-in-man study of IDX184 under a United States IND. The study design is a double-blind, placebo-controlled, single dose-escalation study to evaluate the safety and pharmacokinetic activity of IDX184 in healthy volunteers. We plan to submit a CTA in Europe for IDX184 in 2008. IDX102 is in late stage preclinical development.

	• IDX136 and IDX316 (protease inhibitors)	We have selected IDX136 and IDX316 as our lead clinical candidates from this program and have begun IND-enabling pharmacology and toxicology studies. Preliminary in vitro data from this program was presented at EASL in April 2008. We plan to submit an IND in the United States and a CTA in Europe for one of these product candidates in 2009 assuming positive results from the IND-enabling pre-clinical studies.

	• IDX375 (non-nucleoside polymerase inhibitors)	We have selected IDX375 as our lead clinical candidate from our non-nucleoside HCV polymerase inhibitors program and have begun IND-enabling pharmacology and toxicology studies. We plan to submit an IND in the United States and a CTA in Europe for this product candidate in 2009 assuming positive results from the IND-enabling pre-clinical studies.

HIV	IDX899 (non-nucleoside reverse transcriptase inhibitor or NNRTI)	We are developing a non-nucleoside reverse transcriptase inhibitor, or NNRTI, for use in combination therapy of HIV-1 infected patients.

In February 2008, we reported positive data from the 800 mg cohort of a phase I/II study of IDX899. In June 2008, we also reported positive data from 400 mg and 200 mg dosing cohorts of that ongoing phase I/II study of IDX899. In the three dosing cohorts of this study, patients receiving once-daily IDX899 achieved a mean plasma viral load reduction of approximately 1.8 log10 after seven days of treatment. Patients receiving placebo had a 0.05 log10 viral load reduction over the same treatment period. No treatment-related serious adverse events were reported for any of the patients receiving IDX899 and no patients discontinued the study. Also, there were no discernable patterns in adverse events between treatment groups and there were no laboratory abnormalities during the treatment period. Based on the potent antiviral activity of IDX899 observed to date, the study was recently amended to also evaluate a 100 mg/day dose.
     Prior to October 1, 2007, we developed, commercialized and manufactured telbivudine for the treatment of patients with HBV. Certain of these activities were completed with Novartis. For instance, pursuant to a manufacturing agreement and supply agreement, respectively, Novartis was appointed to manufacture the commercial supply of Tyzeka ® that was intended for sale in the United States and to finish and package licensed products for commercial sale. Moreover, a packaging agreement provided that the supply of Tyzeka ® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation, an affiliate of Novartis.
     In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the 2007 Amendment. When we refer to the development and commercialization agreement, we mean the 2003 original agreement, 2007 Amendment and all prior amendments. Pursuant to the 2007 Amendment, we transferred to Novartis our development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka ® /Sebivo ®) on a worldwide basis. Effective October 1, 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka ® /Sebivo ®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Also as a result of the 2007 Amendment, the manufacturing agreement and supply agreement were terminated as each related to telbivudine. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka ® /Sebivo ® on a worldwide basis. No penalties were incurred by us as a result of the termination of these arrangements.
     In conjunction with the 2007 Amendment, we announced a restructuring of our operations in which we reduced our workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka ® /Sebivo ® in the United States and Europe. The restructuring was a strategic decision on our behalf to focus our resources on our HCV and HIV discovery and development programs. We estimate that this restructuring will result in annual cost savings of $40.0 million to $45.0 million, including associated third party and marketing costs.
     Under our collaboration with Novartis, we received a license fee of $75.0 million for our HBV product and product candidate, Tyzeka® /Sebivo® and valtorcitabine, respectively, development funding for Tyzeka® /Sebivo® and valtorcitabine and milestone payments. Potential milestone payments could have been earned upon the achievement of specific regulatory approvals and commercial targets. In 2007, we received payments of $20.0 million for achieving two of these regulatory milestones. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine.
     In March 2006, Novartis exercised its option to license valopicitabine, our lead HCV product candidate at that time. Under the development and commercialization agreement, Novartis agreed to pay us up to $500.0 million in license fees and regulatory milestone payments for valopicitabine, or NM283, and related compounds. Of this amount and in connection with its option exercise, Novartis paid us a license fee of $25.0 million, paid us an additional $25.0 million payment based upon results from our phase I clinical trial and provided development funding for the product candidate. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine. As a result, we do not expect to receive any additional license fees or milestone payments for valopicitabine from Novartis.
     In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to NM283 or related compounds. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares. At present, Novartis owns approximately 56% of our outstanding common stock.
     All of our product candidates are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates.
     To date, our revenues have been derived from: license fees and milestone payments, development expense reimbursements received from Novartis, Tyzeka ® product sales in the United States prior to October 1, 2007, amounts associated with Sebivo ® product sales outside of the United States prior to October 1, 2007, royalty payments associated with sales of Tyzeka ® /Sebivo ® , and government grants. Effective October 1, 2007, with the transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka ® and instead we recognize royalty income associated with product sales of Tyzeka ® /Sebivo ®. We derived substantially all of our total revenues from Novartis in 2008 and 2007. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our HCV product candidate and other product candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We expect our near-term sources of funding to consist principally of anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ®, the reimbursement of expenses we may incur in connection with the development of our licensed product and product candidates, and potential license and other fees we may receive in connection with license agreements with third parties.
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
     Pursuant to our development and commercialization agreement with Novartis, after it licenses a product candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by Novartis and us. The option we have granted to Novartis with respect to its exclusive right to license our product candidates generally requires that Novartis exercise the option for each such product candidate generally 90 days after early demonstration of activity and safety in a proof of concept clinical study. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new product.
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
Results of Operations
Comparison of Three Months Ended June 30, 2008 and 2007
Revenues
     Total revenues for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$974	$12,475
License fee	(157)	6,540
Royalty revenue	616	—
Product revenue — rest of world	—	108
Profit sharing to related party	—	(449)

	1,433	18,674
Product sales, net	—	1,038
Government grants	159	20

Total revenues	$1,592	$19,732

     Collaboration revenue-related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Effective October 1, 2007, as a result of the 2007 Amendment, collaboration revenue-related party is comprised of the following:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments; and

•	royalty payments associated with product sales of Tyzeka ®/Sebivo ® made by Novartis.
     Prior to October 1, 2007, collaboration revenue-related party that we have recognized from Novartis also included the following:
•	product revenue — rest of world which was comprised of amounts that Novartis would pay us for the supply of licensed products in countries outside of the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party which represented the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.
     Collaboration revenue — related party was $1.4 million in the three months ended June 30, 2008 as compared to $18.7 million in the same period in 2007. The majority of the decrease was due to $11.5 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. The decrease in license fee revenue was primarily due to $4.1 million of lower revenue recognized in 2008 related to a milestone payment received in 2007 and $2.2 million related to the impact of Novartis’ stock subscription rights.
Research and Development Expenses
     Research and development expenses were $14.1 million in the three months ended June 30, 2008 as compared to $24.6 million in the same period in 2007. The decrease was primarily due to $9.0 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007.
     While our research and development expenses for 2008 will be considerably less than that for 2007, we expect that research and development expenses for 2009 and beyond may increase as we expand our development efforts.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $6.7 million in the three months ended June 30, 2008 as compared to $19.8 million in the same period in 2007. The decrease was primarily due to $7.1 million in lower salaries and personnel related costs due to the reduction in headcount and consultants as part of the October 2007 restructuring. There were also $4.5 million in lower sales and marketing expenses as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka ® /Sebivo ®.
     We expect our selling, general and administrative expenses to be substantially less in 2008 as compared to 2007 due to the savings in salaries and personnel related costs related to the October 2007 restructuring as well as reduced sales and marketing expenses associated with the transfer of Tyzeka ® /Sebivo ® to Novartis.
Investment and Other Income, Net
     Investment and other income, net was $0.5 million in the three months ended June 30, 2008 as compared to $1.8 million in the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the three months ended June 30, 2008 due to the use of cash for operations.
Income Taxes
     Income tax benefit was substantially unchanged in the three months ended June 30, 2008 as compared to the same period in 2007.

Comparison of Six Months Ended June 30, 2008 and 2007
Revenues
     Total revenues for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$1,250	$24,262
License fee	1,054	9,255
Royalty revenue	1,174	—
Milestone revenue	—	10,000
Product revenue — rest of world	—	138
Profit sharing to related party	—	(630)

	3,478	43,025
Product sales, net	—	1,463
Government grants	157	50

Total revenues	$3,635	$44,538

     Collaboration revenue — related party was $3.5 million in the six months ended June 30, 2008 as compared to $43.0 million in the same period in 2007. The majority of the decrease was due to $23.0 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Additionally, no milestone revenue was recognized during the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in license fee revenue was primarily due to $3.9 million of lower revenue recognized in 2008 related to a milestone payment received in 2007 and $3.1 million related to the impact of Novartis’ stock subscription rights.
Research and Development Expenses
     Research and development expenses were $29.0 million in the six months ended June 30, 2008 as compared to $47.1 million in the same period in 2007. The decrease was primarily due to $18.1 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. In addition, salaries and personnel related costs decreased by $2.1 million due to the reduction in headcount as part of the October 2007 restructuring. Offsetting these amounts was an increase of $4.1 million in 2008 related to preclinical evaluation of compounds from our HCV discovery program.
     While our research and development expenses for 2008 will be considerably less than that for 2007, we expect that research and development expenses for 2009 and beyond may increase as we expand our development efforts.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.0 million in the six months ended June 30, 2008 as compared to $35.7 million in the same period in 2007. The decrease was primarily due to $12.0 million in lower salaries and personnel related costs due to the reduction in headcount and consultants as part of the October 2007 restructuring. Sales and marketing expenses decreased by $6.6 million as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka ® /Sebivo ®.
     We expect our selling, general and administrative expenses to be substantially less in 2008 as compared to 2007 due to the savings in salaries and personnel related costs related to the October 2007 restructuring as well as reduced sales and marketing expenses associated with the transfer of Tyzeka ® /Sebivo ® to Novartis.
Investment and Other Income, Net
     Investment and other income, net was $1.4 million in the six months ended June 30, 2008 as compared to $3.8 million in the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the six months ended June 30, 2008 due to the use of cash for operations.
Income Taxes
     Income tax benefit was $0.7 million in the six months ended June 30, 2008 as compared to $0.2 million in the same period in 2007. The increase was due to a higher amount of research and development credits our French subsidiary is expected to receive.
Liquidity and Capital Resources
     Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis,

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka ® /Sebivo ®, valtorcitabine and valopicitabine,

•	collections on sales of Tyzeka® in the United States through September 30, 2007,

•	net proceeds from Sumitomo for reimbursement of development costs,

•	net proceeds from private placements of our convertible preferred stock,

•	net proceeds from public offerings,

•	net proceeds from concurrent private placements of our common stock in July 2004 and in October 2005, and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
     We had total cash, cash equivalents and marketable securities of $80.6 million and $112.0 as of June 30, 2008 and December 31, 2007, respectively. Of these amounts, $54.1 million and $48.3 million were cash and cash equivalents as of June 30, 2008 and December 31, 2007, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available-for-sale. Except for certain of our auction rate securities, our investments have effective maturities not greater than 24 months. Investments with final maturities greater than 12 months are classified as non-current marketable securities. As of June 30, 2008, we had $16.3 million in current marketable securities and $10.3 million in non-current marketable securities. As of December 31, 2007, we had $39.9 million in current marketable securities and $23.9 million in non-current marketable securities.
     We invest our cash in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
     We held approximately $2.4 million in auction rate securities at June 30, 2008 and $11.1 million as of December 31, 2007. Our investments in auction rate securities consist of municipal or student-loan backed debt securities. During the first six months of 2008, certain of our auction rate securities experienced failed auctions. As of June 30, 2008, we had liquidated all but $2.4 million of our auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. These auction rate securities were classified as Level 3 in accordance with SFAS No. 157 and valued at par value as of June 30, 2008. We determined the fair value of these securities to be par value based on either i) recent trades and an expected redemption of the entire security holding within the next 30 days or ii) a cash flow model which incorporated a three-year discount period, a 3.448% per annum coupon rate, a 0.313% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history and the number of auctions as of June 30, 2008. We also considered in determining fair value that our holdings in auction rate securities were either insured by a private insurer or backed by the U.S. government and that these securities are rated either Aa3 and AA or Aaa at June 30, 2008. At June 30, 2008, our investments in auction rate securities represented 4.0% of the total assets and liabilities that were measured at fair value on a recurring basis. The continued uncertainty in the credit markets may cause additional auctions with respect to our auction rate securities to fail, which could prevent us from liquidating certain of our holdings of auction rate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation. However, due to the current lack of liquidity in these investments, we do not intend to invest in auction rate securities in the future.
     Net cash used in operating activities was $30.0 million and $20.8 million in the six months ended June 30, 2008 and 2007, respectively. The $9.2 million increase in cash used was primarily related to a higher net loss and a lower cash contribution from working capital.
     Net cash provided by investing activities was $35.3 million and $24.2 million in the six months ended June 30, 2008 and 2007, respectively. The $11.1 million increase was primarily due to net proceeds from sales and maturities of our marketable securities to fund operations.
     Net cash provided by financing activities was substantially unchanged in the six months ended June 30, 2008 compared to the same period in 2007. The net cash provided by financing activities in the six months ended June 30, 2008 and 2007 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     We believe that our current cash and cash equivalents and marketable securities together with anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our cash needs through late 2009. At any time, it is possible that we may seek additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Moreover, any debt financing, if available, may involve restrictive covenants that would not be favorable to us. Our failure to obtain financing when needed may harm our business and operating results.
Contractual Obligations and Commitments
     Set forth below is a description of our contractual obligations as of June 30, 2008:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
			(in thousands)
Operating leases	$16,511	$3,394	$5,346	$4,262	$3,509
Consulting and other agreements	2,487	1,644	843	—	—

Total contractual obligations	$18,998	$5,038	$6,189	$4,262	$3,509

     In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
     We have certain potential payment obligations relating to our HBV and HCV product and product candidates. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments will be made as of June 30, 2008, as further described below. As such, the table above excludes payments associated with the UAB settlement entered into in July 2008 as described in Note 14.
     Pursuant to the license agreement between us and the University of Alabama at Birmingham, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of the University of Alabama at Birmingham, or UAB, Emory University and the Centre National de la Recherche Scientifique, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.
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
     In January 2007, UAB and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against us, CNRS and L’Universite Montpellier, or the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV. Pursuant to the terms of the dispute resolution procedure in the UAB license agreement, in September 2007 our CEO and the CEO of UABRF met and agreed to begin a mediation process. Following a joint mediation session in January 2008 and several months of further discussions, in July 2008, the parties entered into a settlement agreement. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million as set forth in the table in Note 14.
     Our payment obligations under the settlement agreement expire on August 10, 2019. The settlement agreement is effective as of June 1, 2008 and includes mutual releases of all claims and covenants not to sue among the parties. It also includes a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. UAB also agreed to abandon the continuation patent applications it filed in July 2005.

     Additionally, in connection with the resolution of matters relating to certain of our HCV product candidates we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our CEO during the period from November 1, 1999 to November 1, 2000. This settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment equal to $12.0 million.
     Further, we have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell valopicitabine and certain other HCV and HIV technology. We are liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology.
     In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. The settlement agreement which we entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. Under our collaboration with Novartis, Novartis will reimburse us for this $5.0 million milestone payment if and when we pay it to Sumitomo.
     In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog product candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.
     In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our product candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.
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
     With the exception of our holdings in auction rate securities, our marketable securities are generally valued using information provided by a pricing service, or for money market investments, at calculated net asset values. Because our investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.
     Since our investments in auction rate securities typically do not actively trade except on successful auction dates, they are classified as Level 3 in accordance with SFAS No. 157. We determined the fair value of these securities to be par value based on recent trades, anticipated redemptions or a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount, coupon history and the number of auctions as of June 30, 2008. We also considered in determining fair value the rating of the securities by investment rating agencies and whether or not the securities were insured or backed by the U.S. government.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities. Except for certain of our auction rate securities, our investments have dollar weighted average effective maturity of the portfolio less than 12 months and effective maturity of less than 24 months.
Foreign Currency Exchange Rate Risk
     We have subsidiaries in Europe that are denominated in foreign currencies. We also receive royalty revenues based on worldwide product sales by Novartis on sales of Sebivo ® outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 12 of this quarterly report for discussions of our legal proceedings
Item 1A. Risk Factors
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
     We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of telbivudine (Tyzeka ® /Sebivo ®) to date and are unable to make a meaningful assessment of potential future revenue associated with royalty payments of product sales. We will not be able to generate additional revenues from product sales until one of our other product candidates receives regulatory approval and we or a collaborative partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or Novartis or a future collaboration partner must effectively manufacture, market and sell such products. Even if we successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.
We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our product candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our product candidates successfully.
     Our cash, cash equivalents and marketable securities balance was approximately $80.6 million at June 30, 2008. We believe that this balance, and the anticipated royalty payments associated with product sales of Tyzeka ® /Sebivo ® will be sufficient to satisfy our anticipated cash needs through late 2009. However, we may need or choose to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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
     Our investment portfolio included auction rate securities which approximated $2.4 million as of June 30, 2008. Auction rate securities are generally debt instruments that are structured to allow for short-term interest rate resets but with final contractual maturities that can be well in excess of ten years. At the end of each reset period (which occurs every 28 days for the auction rate securities held by us at June 30, 2008) investors can sell or continue to hold the securities. The auction rate securities we held at December 31, 2007 reset in subsequent auctions in January 2008. Beginning mid-February 2008, certain of our auction rate securities experienced failed auctions. As of June 30, 2008, we had liquidated all but $2.4 million of the $11.1 million auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. The continued uncertainty in the credit markets could cause additional auctions with respect to our auction rate securities to fail, and could prevent us from liquidating certain of our holdings of auction rate securities because the amount of these securities submitted for sale has exceeded the amount of purchase orders for these securities. There is a risk that auctions related to our remaining auction rate securities may fail and that there could be a decline in value of these securities or any other securities which may ultimately be deemed to be other than temporary. In the future, should we experience additional auction failures and/or determine that these declines in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.
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
     We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of the hepatitis B virus, we are aware of four other drug products, specifically, lamivudine, entecavir and adefovir dipivoxil, each nucleoside analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. These products have preceded Tyzeka ® /Sebivo ® into the marketplace and have gained acceptance with physicians and patients. For the treatment of the chronic hepatitis C virus, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, for the treatment of HIV, there are 25 antiviral therapies approved for commercial sale in the United States. Of these approved therapies, seven are nucleosides, four are non-nucleosides, eleven are protease inhibitors, one is an integrase inhibitor and two are entry inhibitors.

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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of June 30, 2008, we have estimated that the performance period during which the development of our licensed product and product candidates will be completed is a period of approximately ten and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2013. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
     To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka ® /Sebivo ® and our ability, or that of any future collaboration partner, to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka ® for the treatment of the chronic hepatitis B virus in the United States. In April 2007, Sebivo ® was approved in the European Union for the treatment of patients with the chronic hepatitis B virus. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka ® /Sebivo®) on a world-wide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka ® /Sebivo ®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
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
     As of June 30, 2008, Novartis owned approximately 56% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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

     Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to NM283 or related compounds. As a result, in making determinations as to our annual operating plan and budget for the development of our product candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.
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
We currently depend on Novartis for substantially all our revenues and for the commercialization of Tyzeka ® /Sebivo ® and for support in the development of product candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our product candidates and the commercialization of any products that we successfully develop could be harmed.
     In May 2003, we received a $75.0 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo ® in China and in June 2007 we received an additional $10.0 million milestone payment for regulatory approval of Sebivo ® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25.0 million license fee from Novartis and the right to receive up to an additional $45.0 million in license fee payments upon advancement of an HCV product candidate into phase III clinical trials. Assuming we continue to successfully develop and commercialize our product candidates (other than valopicitabine), under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding
Tyzeka ® /Sebivo ® . For Tyzeka ® /Sebivo ®, we acted as lead commercial party in the United States. On September 28, 2007, we entered into an amendment to the development and commercialization agreement and a transition services agreement, both of which became effective on October 1, 2007, whereby we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka ® /Sebivo® ) on a world-wide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka ® /Sebivo ®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine after October 1, 2007 and is also responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the transition services agreement, we will provide Novartis with certain services relating to telbivudine until such period of time that is agreeable by both parties. We are reimbursed for these services at an agreed upon rate.
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
     Our drug development programs and potential commercialization of our product candidates will require substantial additional funding. In addition to its license of Tyzeka ® /Sebivo ® , valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other product candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such product candidates.
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
     In July 2008, we, our CEO, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV product candidates and may assert that such losses include the settlement payments.
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

Novartis has the right to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
     Novartis may market, sell, promote or license competitive products. Novartis has significantly greater financial, technical and human resources than we have and is better equipped to discover, develop, manufacture and commercialize products. In addition, Novartis has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Novartis competes with us, our business could be materially and adversely affected.
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
     Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this product candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of the hepatitis B virus.
     Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.
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

     In January 2007, UAB and related entities filed a complaint in the United States District Court for the Northern District of Alabama, Southern Division against us, CNRS and L’Universite Montpellier, or the University of Montpellier. The complaint alleges that a former employee of UAB is a co-inventor of certain patents in the United States and corresponding foreign patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV. Pursuant to the terms of the dispute resolution procedure in the UAB license agreement, in September 2007 our CEO and the CEO of UABRF met and agreed to begin a mediation process. Following a joint mediation session in January 2008 and several months of further discussions, in July 2008, the parties entered into a settlement agreement. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka ® /Sebivo ® for the treatment of HBV have been resolved. UAB also agreed to abandon the continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million.
     In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor product candidates IDX184 and IDX102. We have filed U.S. and international patent applications related to IDX184 and IDX102 themselves, as well as to methods of treating HCV with IDX184 and IDX102. Further, we are prosecuting U.S. and international patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside polymerase inhibitors including compounds that relate to IDX184 and IDX102.
     We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc., a subsidiary of Biota Holdings Ltd., or Biota. We believe that we were the first to file patent applications covering the use certain of these compounds to treat HCV. Because patents in countries outside the United States are awarded to the first to file a patent application covering an invention, we believe that we are entitled to patent protection in these countries. Notwithstanding this, a foreign country may grant patent rights covering our product candidates to one or more other companies, either because it is not aware of our patent filings or because the country does not interpret our patent filing as a bar to issuance of a patent to the other company in that country. If that occurs, we may need to challenge the third-party patent to enforce our proprietary rights, and if we do not or are not successful, we will need to obtain a license that may not be available at all or on commercially reasonable terms. In the United States, a patent is awarded to the first to invent the subject matter. The U.S. Patent Office could initiate an interference proceeding between us and any or all of Merck/Isis, Ribapharm, Genelabs, Biota or another company to determine the priority of invention of the use of these compounds to treat HCV. If such an interference proceeding is initiated and it is determined that we were not the first to invent the use of these compounds in methods for treating HCV or other viral infection under U.S. law, we might need to obtain a license that may not be available on commercially reasonable terms or at all.
     In accordance with our patent strategy, we are attempting to obtain patent protection for our HIV product candidate IDX899. We have filed U.S. and international patent applications directed to IDX899 itself, as well as methods of treating HIV with IDX899.
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV that could materially affect the ability to develop and commercialize Tyzeka ® /Sebivo ®, and other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidates.
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
     In May 2004, we and our chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our CEO during the period from November 1999 to November 2002, at which time our CEO was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine.
     Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other potential contingent payments based upon the commercial launch of other HCV products discovered or invented by our CEO during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding valopicitabine and our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.
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
     We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka ® /Sebivo ® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka ® /Sebivo ® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering our HCV product candidates and certain HIV product candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV product candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these product candidates. Subject to certain rights afforded to Novartis, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a product candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of July 31, 2008, we had 56,421,677 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,045,326 shares of common stock with a weighted average exercise price of $8.71 per share.
     Novartis and other holders of shares of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
     We issued and sold the following shares of our common stock during the quarterly period ending June 30, 2008 on the respective date below:
(1)	On May 29, 2008, we issued and sold 924 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.41.
     The issuance and sale of common stock described above were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of the stockholders at our 2008 Annual Meeting of Stockholders held on June 3, 2008 (the “Annual Meeting”):
1.	To elect nine directors to serve until the next annual meeting of stockholders; and

2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2008
     The number of shares of common stock outstanding and eligible to vote as of the record date of April 9, 2008 was 56,316,286. Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.
Proposal 1: Electing nine directors to serve until the next annual meeting of stockholders

	For	Withheld
Jean-Pierre Sommadossi	45,842,856	1,067,722
Charles W. Cramb	44,269,547	2,641,031
Emmanuel Puginier	43,199,830	2,744,397
Wayne T. Hockmeyer	44,166,181	2,744,397
Thomas R. Hodgson	44,166,181	2,744,397
Norman C. Payson	45,831,871	1,078,707
Robert E. Pelzer	45,843,736	1,066,842
Denise Pollard-Knight	45,716,695	1,193,883
Pamela Thomas-Graham	45,829,717	1,080,861

Proposal 2: Ratifying and approving the selection of PricewaterhouseCoopers LLP as Idenix’s independent registered public accounting firm for the current year

For	Against	Abstain	No-Vote
46,738,821	105,184	66,573	0
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

Date: August 7, 2008	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Master Services Agreement, dated April 1, 2008, by and between the Registrant and Parexel International LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.