Form 10-Q
period 2008-09-30
IDENIX PHARMACEUTICALS INC
filed 2008-11-07
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of October 31, 2008, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 56,514,126 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$45,695	$48,260
Restricted cash	411	411
Marketable securities	6,935	39,862
Receivables from related party	984	11,196
Prepaid expenses and other current assets	2,807	3,990

Total current assets	56,832	103,719
Intangible asset, net	12,677	13,548
Property and equipment, net	14,054	15,460
Restricted cash, non-current	750	750
Marketable securities, non-current	7,461	23,882
Other assets	3,587	3,181

Total assets	$95,361	$160,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,324	$5,372
Accrued expenses	10,841	16,437
Deferred revenue, related party	5,764	8,372
Other current liabilities	667	553

Total current liabilities	18,596	30,734
Long-term obligations	17,538	19,107
Deferred revenue, related party, net of current portion	36,028	41,861

Total liabilities	72,162	91,702
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 56,504,126 and 56,189,467 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	57	56
Additional paid-in capital	517,888	506,800
Accumulated other comprehensive income	267	738
Accumulated deficit	(495,013)	(438,756)

Total stockholders’ equity	23,199	68,838

Total liabilities and stockholders’ equity	$95,361	$160,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Revenues:
Collaboration revenue — related party	$2,089	$9,153
Other revenue	56	1,735

Total revenues	2,145	10,888
Operating expenses:
Cost of sales	456	277
Research and development	12,933	18,421
Selling, general and administrative	6,457	18,393
Restructuring and impairment charges	—	6,439

Total operating expenses	19,846	43,530

Loss from operations	(17,701)	(32,642)
Investment and other income, net	137	1,718

Loss before income taxes	(17,564)	(30,924)
Income tax benefit	673	375

Net loss	$(16,891)	$(30,549)

Basic and diluted net loss per common share	$(0.30)	$(0.54)

Shares used in computing basic and diluted net loss per common share	56,454	56,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Collaboration revenue — related party	$5,568	$52,178
Other revenue	212	3,248

Total revenues	5,780	55,426
Operating expenses:
Cost of sales	1,266	514
Research and development	41,938	65,545
Selling, general and administrative	21,428	54,070
Restructuring and impairment charges	297	6,439

Total operating expenses	64,929	126,568

Loss from operations	(59,149)	(71,142)
Investment and other income, net	1,562	5,498

Loss before income taxes	(57,587)	(65,644)
Income tax benefit	1,330	624

Net loss	$(56,257)	$(65,020)

Basic and diluted net loss per common share	$(1.00)	$(1.16)

Shares used in computing basic and diluted net loss per common share	56,363	56,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(56,257)	$(65,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,179	5,199
Stock-based compensation expense, including related to restructuring	4,172	7,271
Revenue adjustment for contingently issuable shares	3,528	—
Impairment charges	—	2,143
Other	190	(269)
Changes in operating assets and liabilities:
Receivables from related party	10,212	4,277
Prepaid expenses and other current assets	1,776	1,190
Other assets	(702)	(964)
Accounts payable	(4,107)	(1,166)
Accrued expenses	(5,555)	6,812
Deferred revenue, related party	(5,735)	(1,516)
Other liabilities	(1,558)	(858)

Net cash used in operating activities	(49,857)	(42,901)

Cash flows from investing activities:
Purchase of property and equipment	(1,791)	(6,935)
Purchases of marketable securities	(15,641)	(73,268)
Sales and maturities of marketable securities	64,015	118,250

Net cash provided by investing activities	46,583	38,047

Cash flows from financing activities:
Proceeds from exercise of common stock options	683	205

Net cash provided by financing activities	683	205

Effect of changes in exchange rates on cash and cash equivalents	26	42

Net increase in cash and cash equivalents	(2,565)	(4,607)
Cash and cash equivalents at beginning of period	48,260	55,892

Cash and cash equivalents at end of period	$45,695	$51,285

Supplemental disclosure of noncash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	$6,233	(33)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC
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
     In September 2007, the Company and Novartis amended the Development and Commercialization Agreement, which is referred to as the 2007 Amendment. Reference to the Development and Commercialization Agreement includes the 2003 original agreement, 2007 Amendment and all prior amendments. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. In conjunction with the 2007 Amendment, the Company announced a restructuring of its operations in which the Company reduced its workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe (Note 10). The restructuring was a strategic decision on behalf of the Company to focus its resources on HCV and HIV discovery and development programs.
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
     The Company’s drug development programs and the potential commercialization of its product candidates will require substantial cash to fund expenses that it will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts. The Company believes that its current

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
cash and cash equivalents and marketable securities together with anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy its cash needs through late 2009. Prior to the end of 2009, the Company intends to seek to raise additional financing. The Company may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. In September 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. The Company’s failure to obtain financing when needed may harm its business and operating results. If funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its development programs.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
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
     Royalty revenue consists of revenue earned under the Company’s license agreement with Novartis for sales of Tyzeka®/Sebivo®, which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.
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
Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its marketable securities with remaining final maturities of 12 months or less as current marketable securities, exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. The Company classifies all of its marketable debt securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in investment and other income, net.
     Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value below cost basis is other than temporary using available evidence regarding the Company’s investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded in the consolidated statement of operations and a new cost basis in the security is established. There were no unrealized losses in investments which were deemed to be other than temporary during the nine months ended September 30, 2008 or September 30, 2007.
Fair Value Measurements
     Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of September 30, 2008 and December 31, 2007.

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
     SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     With the exception of its holding in an auction rate security, the Company’s marketable securities were valued at September 30, 2008 using information provided by a pricing service or for investments in money market accounts, at calculated net asset values. Because the Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by understanding the models used and obtaining market values from other pricing sources.
     The Company’s investments in auction rate securities were recorded at fair value at September 30, 2008 and December 31, 2007. Fair value has historically approximated cost due to their variable interest rates, which are scheduled to reset through an auction process every seven to 35 days. This auction mechanism is designed to allow existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. The Company monitors the success or failure of the auctions. To the extent an auction fails and the securities are not liquid, the Company considers other alternative inputs to determine the fair value of these securities which may not be based on quoted market transactions. In the first nine months of 2008, certain of the Company’s auction rate securities experienced failed auctions. As of September 30, 2008, the Company held one investment in an auction rate security. This security was classified as Level 3 in accordance with SFAS No. 157 and valued at par value at September 30, 2008. The Company determined the fair value of this security to be par value based on a cash flow model which incorporated a three-year discount period, a 2.904% per annum coupon rate, a 0.377% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of September 30, 2008. The Company also considered in determining the fair value that its holding in the auction rate security was backed by the U.S. government and that the security was rated Aaa at September 30, 2008.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     The following table is the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
		(in thousands)
Cash equivalents	$30,548	$—	$30,548
Marketable securities	12,386	—	12,386
Auction rate securities	—	1,900	1,900

	$42,934	$1,900	$44,834

     The following table is a rollforward of the Company’s assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	Fair Value	Fair Value
	(in thousands)
Beginning balance	$2,375	$11,050
Purchases, sales, and settlements	(475)	(9,150)
Total gains or losses (realized/unrealized)	—	—
Impairment included in other comprehensive income	—	—

Ending balance	$1,900	$1,900

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
3. NET LOSS PER COMMON SHARE
     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (see Note 5) and restricted stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(16,891)	$(30,549)	$(56,257)	$(65,020)
Basic and diluted weighted average number of common shares outstanding	56,454	56,189	56,363	56,162
Basic and diluted net loss per common share	$(0.30)	$(0.54)	$(1.00)	$(1.16)
     The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Nine Months Ended September 30,
	2008	2007
	(in thousands)
Options	5,931	4,942
Contingently issuable shares to related party	2,393	10

	8,324	4,952

     In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on the Company’s current stock price.
4. COMPREHENSIVE LOSS
     For the three and nine months ended September 30, 2008 and 2007, respectively, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(16,891)	$(30,549)	$(56,257)	$(65,020)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(751)	325	(167)	407
Unrealized loss on marketable securities	(209)	(38)	(304)	(90)
Unrealized gain on investment	—	1,140	—	3,553

Total comprehensive loss	$(17,851)	$(29,122)	$(56,728)	$(61,150)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
5. NOVARTIS RELATIONSHIP
Overview
     Effective May 8, 2003, the Company entered into a development, license and commercialization agreement with Novartis. In September 2007, the Company entered into an amendment to the Development and Commercialization Agreement, which is referred to as the 2007 Amendment. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine effective as of October 1, 2007. Novartis shall also be responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the Transition Services Agreement, or TSA, the Company will provide Novartis with certain services relating to telbivudine until such period of time that is agreeable by both parties. The Company is reimbursed by Novartis for these services.
     As part of the Development and Commercialization Agreement, the Company received a license fee of $75.0 million for its HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, development funding for Tyzeka®/Sebivo® and valtorcitabine and milestone payments. Potential milestone payments could have been earned upon the achievement of certain regulatory approvals and commercial targets. In 2007, the Company received payment of $20.0 million for achieving two regulatory milestones. The Company does not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine.
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
     To date, the sum of non-refundable payments received from Novartis, totaling $117.2 million, has been recorded as license fees and is being recognized over the development period of the licensed product candidates. The Company has received from Novartis a $25.0 million license fee for valopicitabine, a $75.0 million license fee for Tyzeka®/Sebivo® and valtorcitabine, offset by $0.1 million in interest costs, and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required the repurchase of these rights as a condition to entering into the Development and Commercialization Agreement. The Company also incurred approximately $2.3 million in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. Additionally, the Company has included a $10.0 million milestone payment received in April 2007 for the regulatory approval of Sebivo® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive.
     During the quarter ended September 30, 2008, the Company estimated, based on current judgments related to the product development timeline, that the performance period of its licensed product and product candidates will be approximately twelve and a half years following the effective date of the Development and Commercialization Agreement that the Company entered into with Novartis, or December 2015. The Company is recognizing revenue on the license fee payments over this period. The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed product candidates. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     In addition to the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock in May 2003 from the Company’s then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if the Company achieves predetermined development milestones relating to NM283 or related compounds. As of September 30, 2008, Novartis owned approximately 55% of the Company’s outstanding stock.
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
     In addition to the right to purchase shares of the Company’s stock at par value as described above, if the Company issues any shares of its capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of the Company’s voting stock for the same consideration per share paid by others acquiring the Company’s stock.
     In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan were terminated, and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fees received from Novartis. The Company remains subject to potential revenue adjustments relating to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
     For the nine months ended September 30, 2008, the impact of Novartis’ stock subscription rights has reduced the license fee by $6.3 million, which has been recorded as additional paid-in capital. Of this amount, $2.8 million has been recorded as a reduction of deferred revenue as of September 30, 2008 with the remaining amount of $3.5 million recorded as a reduction of license fee revenue. As of September 30, 2008, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $21.9 million, which has been recorded as additional paid-in capital. Of this amount, $8.3 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.6 million as a reduction of license fee revenue.
Manufacturing and Packaging Agreements
     Pursuant to a Manufacturing Agreement and Supply Agreement, respectively, Novartis was appointed to manufacture the commercial supply of Tyzeka® that was intended for sale in the United States and to finish and package licensed products for commercial sale. Moreover, a Packaging Agreement provided that the supply of Tyzeka® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation, an affiliate of Novartis.
     As a result of the 2007 Amendment, the Manufacturing Agreement with Novartis was terminated as it relates to telbivudine. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka®/Sebivo® on a worldwide basis. No penalties were incurred by the Company as a result of the termination.
Product Sales Arrangements
     In connection with the Novartis license of product candidates under the Development and Commercialization Agreement, the Company had retained the right to co-promote or co-market all licensed products, with the exception of Tyzeka®/Sebivo®, in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, the Company would act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and share with the Company the net benefit from co-promotion and co-marketing. The net benefit was defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with the Company would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, the Company would effectively sell products to Novartis for their further sale to third parties. Novartis would pay the Company for such products at a price that is determined under the terms of the Company’s supply agreement with Novartis.
     In September 2007, the Company amended its Development and Commercialization Agreement with Novartis in which Novartis assumed sole responsibility for product sales of Tyzeka®/Sebivo® on a worldwide basis effective as of October 1, 2007. As a result, beginning in the fourth quarter of 2007, the Company no longer records product sales of Tyzeka®.
6. MARKETABLE SECURITIES
     The Company invests its excess cash in accounts held at large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets as of September 30, 2008 and December 31, 2007 are as follows:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$30,548	$—	$—	$30,548
Corporate debt securities	10,437	1	(398)	10,040
U.S. government obligations	2,347	—	(1)	2,346
Auction rate securities	1,900	—	—	1,900
Accrued interest	158	—	—	158

	$45,390	$1	$(399)	$44,992

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Type of security:
Money market funds	$21,702	$—	$—	$21,702
Commercial paper	1,993	—	—	1,993
Corporate debt securities	56,361	15	(109)	56,267
Municipal bonds	1,990	—	—	1,990
Auction rate securities	11,050	—	—	11,050
Accrued interest	763	—	—	763

	$93,859	$15	$(109)	$93,765

	September 30,	December 31,
	2008	2007
	(in thousands)
Contractual maturity:
Maturing in one year or less	$37,531	$69,883
Maturing after one year through two years	3,297	4,490
Maturing after two years through ten years	1,829	7,274
Maturing after ten years.	2,335	12,118

	$44,992	$93,765

	September 30,	December 31,
	2008	2007
	(in thousands)
Classification in balance sheets:
Cash equivalents	$30,596	$30,021
Marketable securities	6,935	39,862
Marketable securities, non-current	7,461	23,882

	$44,992	$93,765

     At September 30, 2008 and December 31, 2007, approximately $1.9 million and $11.1 million, respectively, of the Company’s investments in marketable securities were auction rate securities. These auction rate securities consisted of municipal or student-loan backed debt securities and were classified as long-term based on final contractual maturity. In the first nine months of 2008, certain of the Company’s auction rate securities experienced failed auctions. As of September 30, 2008, the Company had liquidated all but $1.9 million of the Company’s auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. As of September 30, 2008, the Company held one auction rate security valued at $1.9 million, which was

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
rated Aaa by investment rating agencies. In the event that a future auction is not able to be completed due to sell orders exceeding buy orders, the Company may not have the ability to quickly liquidate this investment. In the event that access to the investment in the security is necessary, the Company will not be able to do so until a future auction is successful, the issuer redeems the outstanding security, a buyer is found outside the auction process, or the security matures. The Company’s auction rate security has an underlying final maturity date that is in excess of one year and can be as far as 37 years in the future.
7. RECEIVABLES FROM RELATED PARTY
     Receivables from related party consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Receivables from related party	$984	$11,196

     At September 30, 2008, the majority of the receivables from related party balance consisted of royalties payments associated with product sales of Tyzeka®/Sebivo® from Novartis. Additionally, included in the receivables from related party balances at September 30, 2008 and December 31, 2007 were unbilled reimbursements of development, regulatory and marketing expenditures under the collaborative agreement with Novartis in the normal course of business. These reimbursements are billed quarterly to Novartis. All related party receivables are due from Novartis.
8. INTANGIBLE ASSET, NET
     The Company’s intangible asset relates to a settlement agreement entered into by and among the Company along with the Company’s Chief Executive Officer, in his individual capacity, the Universite Montpellier II (“University of Montpellier”) and Centre National de la Recherche Scientifique (“CNRS”), the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham (“UAB”), the University of Alabama Research Foundation (“UABRF”) and Emory University as described more fully in Note 12. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, includes a full release of all claims, contractual or otherwise, by the parties.
     The Company is amortizing $15.0 million related to this settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The $15.0 million asset consists of the $4.0 million upfront payment and $11.0 million of accrued minimum payments. The amount of amortization each period is determined as the greater of straight line or economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, which was recorded in cost of sales. There was no expense for the three and nine months ended September 30, 2007. As of September 30, 2008, accumulated amortization was $2.3 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2012 and $7.8 million through the remaining term of the expected economic benefit of the asset.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
9. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Research and development contract costs	$1,587	$2,050
Payroll and benefits	4,493	4,231
License fees	991	1,000
Professional fees	886	1,309
Short-term portion of accrued restructuring	138	1,838
Short-term portion of accrued settlement payment	620	4,000
Other	2,126	2,009

	$10,841	$16,437

     The accrued restructuring liability represents costs associated with the Company’s announcement in September of 2007 that it would restructure its operations with the transfer of development, commercialization and manufacturing rights of telbivudine and obligations related to Novartis (Note 10).
     The $4.0 million accrued settlement payment was the upfront portion of the $15.0 million settlement payment to UAB and related entities which is described more fully in Note 12.
10. RESTRUCTURING CHARGES
     In September 2007, the Company announced a restructuring of its operations as a result of an agreement with Novartis in which the Company would transfer to Novartis all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis effective October 1, 2007. As a result, the Company entered into a plan to enact a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. The restructuring was a strategic decision on behalf of the Company to focus its resources on HCV and HIV discovery and development programs.
     A summary of the restructuring activity at September 30, 2008 was as follows:

	Current			Total
	Liability	Payments		Liability
	as of	and Other	Additional	as of
	December 31, 2007	Adjustments	Expense	September 30, 2008
(in thousands)
Employee severance, benefits and lease exit costs	$1,838	$(1,917)	$297	$218

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
11. SHARE-BASED COMPENSATION
     The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development	$439	$553	$1,565	$2,444
Selling, general and administrative	851	1,326	2,607	3,859
Restructuring and impairment	—	968	—	968

Total stock-based compensation expense	$1,290	$2,847	$4,172	$7,271

     The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average fair value of options	$4.55	$2.31	$2.99	$3.88
Risk-free interest rate	2.80%	4.96%	2.83%	4.77%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.14	5.05	5.14	5.05
Expected volatility	63.2%	56.9%	63.2%	56.9%
     The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of the Company’s stock.
     A summary of stock option activity under the Company’s stock option plans for the nine months ended September 30, 2008 is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Outstanding, December 31, 2007	5,712,289	$9.83
Granted	1,338,550	5.32
Cancelled	(810,420)	13.07
Exercised	(309,081)	2.16

Options outstanding at September 30, 2008	5,931,338	$8.77

Options exercisable at September 30, 2008	3,158,188	$11.17
     The Company has an aggregate of $9.1 million of stock compensation as of September 30, 2008 remaining to be amortized over a weighted average life of 3.1 years.
12. LEGAL CONTINGENCIES
Hepatitis C Product Candidates
     In May 2004, the Company and, in an individual capacity, its Chief Executive Officer (“CEO”), entered into a settlement agreement with UAB to resolve a dispute among these parties. As a part of the settlement agreement, the Company made a $2.0 million payment to UAB in May 2004. The Company also agreed to make certain future payments to UAB consisting of: (i) a $1.0 million payment upon the receipt of regulatory approval to market and sell in the United States a product which relates to inventions and discoveries made by the CEO during the period from November 1999 to November 2000 (the “Sabbatical Period”); and (ii) payments in an amount equal to 0.5% of

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — CONTINUED
worldwide net sales of such products with a minimum sales based payment to equal $12.0 million. The sales based payments (including the minimum amount) are contingent upon the commercial launch of products that relate to inventions and discoveries made by the CEO during the Sabbatical Period. The minimum amount is due within seven years after the later of the commercial launch in the United States, or United Kingdom, France, Germany, Italy or Spain, if sales based payments for products that relate to inventions and discoveries made by the CEO during the Sabbatical Period have not then exceeded $12.0 million. At that time, the Company will be obligated to pay to UAB the difference between the sales based payments then paid to date for such product and $12.0 million. The Company has no amounts accrued or payable under this settlement agreement at September 30, 2008 as the Company has had no sales of products relating to these inventions and discoveries by the CEO.
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
Hepatitis B Product
     In addition to the settlement agreement relating to certain of the Company’s HCV product candidates discussed above, in July 2008 the Company entered into a settlement agreement with UAB, UABRF and Emory University relating to the Company’s telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, the Company paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by the Company from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. The Company’s payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
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
13. RECENT ACCOUNTING PRONOUNCEMENTS
      In October 2008, the FASB issued FSP No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP No. 157-3”). FSP No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
     In February 2008, FSP No. 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date provision of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 for certain non-financial assets and liabilities that are recognized and disclosed at fair value in the Company’s financial statements on a non-recurring basis.
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
Overview
     Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral and other infectious diseases with operations in the United States and Europe. Our current focus is on diseases caused by hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. To date, we have successfully developed and received regulatory approval for telbivudine (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, and have discovered product candidates for the treatment of HCV and HIV. We currently have a non-nucleoside reverse transcriptase inhibitor, or NNRTI, product candidate for the treatment of HIV-1, which has recently completed phase I/II clinical testing, and a nucleoside/nucleotide prodrug product candidate for the treatment of HCV in phase I clinical testing. We also have HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Clinical candidates have been selected from these two discovery programs and are currently undergoing IND-enabling preclinical testing.
     Effective May 8, 2003, we entered into a development, license and commercialization agreement, or development and commercialization agreement, with Novartis Pharma AG, or Novartis, a subsidiary of Novartis AG, under which we collaborate with Novartis to develop, manufacture and commercialize product candidates which they license from us. Novartis also acquired a majority interest in our outstanding stock on May 8, 2003 and our operations have been consolidated in the financial statements of Novartis since that date. Since May 2003, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. Additionally, as long as Novartis retains its majority position in our company, Novartis, among other things, retains the right to license any product candidate we develop. We have co-promotion and co-marketing rights with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain on all products, with the exception of Tyzeka®/Sebivo®, that Novartis licenses from us that are successfully developed and approved for commercial sales. Novartis has the exclusive right to promote and market these licensed products in the rest of the world.
     The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of product candidates:

Indication	Product/Product Candidates/Programs	Description
HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)	Novartis has all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine.

HCV	Discovery and development program	This program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors.

Indication	Product/Product Candidates/Programs	Description
	• IDX184 and IDX102 (nucleotide polymerase inhibitors)	The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors. Data from a four day study of once-daily administered IDX184 in 5 HCV-infected chimps demonstrated a median viral load reduction of 2.3 log10. In the third quarter of 2008, we initiated a first-in-man phase I study of IDX184 under a United States IND. The study design was a double-blind, placebo-controlled, single dose-escalation study to evaluate the safety and pharmacokinetic activity of IDX184 in healthy volunteers. We successfully completed the phase I study in October 2008 and plan to move IDX184 into a proof-of-concept study in treatment-naive HCV-infected patients. Additionally, we plan to submit a CTA in Europe for IDX184 in 2008.

IDX102 is in late stage preclinical development.

	• IDX136 and IDX316 (protease inhibitors)	We have selected IDX136 and IDX316 as our lead clinical candidates from this program and are conducting IND-enabling pharmacology and toxicology studies. We plan to submit an IND in the United States and a CTA in Europe for one of these product candidates in 2009, assuming positive results from the IND-enabling pre-clinical studies.

	• IDX375 (non-nucleoside polymerase inhibitor)	We have selected IDX375 as our lead clinical candidate from our non-nucleoside HCV polymerase inhibitor program. We are continuing IND-enabling pharmacology and toxicology studies and plan to submit an IND in the United States and a CTA in Europe for this product candidate in 2009, assuming positive results from these studies.

HIV	IDX899 (non-nucleoside reverse transcriptase inhibitor or NNRTI)	We are developing a non-nucleoside reverse transcriptase inhibitor, or NNRTI, for use in combination therapy of HIV-1 infected patients.

In the third quarter of 2008, we completed a phase I/II study of IDX899 in treatment-naïve HIV infected patients (n=32). Four once-daily doses of IDX899 were evaluated in this study: 800mg, 400mg, 200mg and 100mg. In each of the four dosing cohorts of this study, patients receiving once-daily IDX899 achieved a mean plasma viral load reduction of approximately 1.8 log10 after seven days of treatment. Patients receiving placebo (n=8) had a 0.10 log10 viral load increase over the same treatment period. The safety profile of IDX899 observed during this study was comparable to placebo, with no serious adverse events reported and no pattern of adverse events or laboratory abnormalities observed on treatment. Additionally, no patients who received treatment discontinued the study.

     Prior to October 1, 2007, we developed, commercialized and manufactured telbivudine for the treatment of patients with HBV. Certain of these activities were completed with Novartis. For instance, pursuant to a manufacturing agreement and supply agreement, respectively, Novartis was appointed to manufacture the commercial supply of Tyzeka® that was intended for sale in the United States and to finish and package licensed products for commercial sale. Moreover, a packaging agreement provided that the supply of Tyzeka® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation, an affiliate of Novartis.
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
     In conjunction with the 2007 Amendment, we announced a restructuring of our operations in which we reduced our workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. The restructuring was a strategic decision on our behalf to focus our resources on HCV and HIV discovery and development programs.
     Under our collaboration with Novartis, we received a license fee of $75.0 million for our HBV product and product candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, development funding for Tyzeka®/Sebivo® and valtorcitabine and milestone payments. Potential milestone payments could have been earned upon the achievement of specific regulatory approvals and commercial targets. In 2007, we received payments of $20.0 million for achieving two of these regulatory milestones. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine.
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
     In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to NM283 or related compounds. As of September 30, 2008, Novartis owned approximately 55% of our outstanding common stock.
     All of our product candidates are currently in preclinical development or clinical development. To commercialize any of our product candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such product candidates.
     To date, our revenues have been derived from: license fees and milestone payments, development expense reimbursements received from Novartis, Tyzeka® product sales in the United States prior to October 1, 2007, amounts associated with Sebivo® product sales outside of the United States prior to October 1, 2007, royalty payments associated with sales of Tyzeka®/Sebivo®, and government grants. Effective October 1, 2007, with the transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka® and instead we recognize royalty income associated with product sales of Tyzeka®/Sebivo®. We derived substantially all of our total revenues from Novartis in 2008 and 2007. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our product candidates that Novartis may elect to license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed product candidates.
     We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We expect our near-term sources of funding to consist principally of anticipated royalty payments associated with product sales of Tyzeka®/Sebivo®, the reimbursement of expenses we may incur in connection with the development of our licensed product and product candidates, and potential license and other fees we may receive in connection with license agreements with third parties. Assuming no additional funding, we anticipate that this expected funding and our current cash and cash equivalents and marketable securities will be sufficient to satisfy our cash needs through late 2009. Prior to the end of 2009, we intend to seek to raise additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Moreover, any debt financing, if available, may involve restrictive covenants that would not be favorable to us. Our failure to obtain financing when needed may harm our business and operating results. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
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

Results of Operations
Comparison of Three Months Ended September 30, 2008 and 2007
Revenues
     Total revenues for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$108	$7,518
License fee	1,153	2,281
Royalty revenue	828	—
Product revenue — rest of world	—	103
Profit sharing to related party	—	(749)

	2,089	9,153
Product sales, net	44	1,725
Government grants	12	10

Total revenues	$2,145	$10,888

     Collaboration revenue-related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our product candidates. Effective October 1, 2007, as a result of the 2007 Amendment, collaboration revenue-related party is comprised of the following:
•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and product candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV product candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed product candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.
     Prior to October 1, 2007, collaboration revenue-related party that we have recognized from Novartis also included the following:
•	product revenue — rest of world which was comprised of amounts that Novartis would pay us for the supply of licensed products in countries other than the following: the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party which represented the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.
     Collaboration revenue — related party was $2.1 million in the three months ended September 30, 2008 as compared to $9.2 million in the same period in 2007. The majority of the decrease was due to $7.4 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007.

Research and Development Expenses
     Research and development expenses were $12.9 million in the three months ended September 30, 2008 as compared to $18.4 million in the same period in 2007. The decrease was primarily due to $7.6 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Offsetting this amount was an increase of $2.7 million in 2008 related to the evaluation of compounds from our HCV discovery and development program.
     While our research and development expenses for 2008 will be considerably less than that for 2007, we expect that research and development expenses for 2009 and beyond may increase as we expand our development efforts.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $6.5 million in the three months ended September 30, 2008 as compared to $18.4 million in the same period in 2007. The decrease was primarily due to $5.3 million in lower salaries and personnel related costs due to the reduction in headcount and consultants as part of the October 2007 restructuring. There were also $4.0 million in lower sales and marketing expenses as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka®/Sebivo®. As a result of the transfer of telbivudine to Novartis in October 2007 we recorded $1.9 million of accelerated depreciation related to enterprise software that was no longer needed.
     We expect our selling, general and administrative expenses to continue to be less for the remainder of 2008 as compared to the same period in 2007 due to the savings in salaries and personnel related costs related to the October 2007 restructuring as well as reduced sales and marketing expenses associated with the transfer of Tyzeka®/Sebivo® to Novartis.
Restructuring and Impairment Charges
     There were no restructuring and impairment charges in the three months ended September 30, 2008 as compared to $6.4 million in the same period in 2007. In conjunction with the 2007 Amendment in September 2007, we reduced our workforce by approximately 100 positions and as a result recorded a charge of $6.4 million, which consisted primarily of employee severance benefits, stock-based compensation due accelerated vesting of stock options and the write-off of certain assets.
Investment and Other Income, Net
     Investment and other income, net was $0.1 million in the three months ended September 30, 2008 as compared to $1.7 million in the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the three months ended September 30, 2008 due to the use of cash for operations.
Income Taxes
     Income tax benefit was $0.7 million in the nine months ended September 30, 2008 as compared to $0.4 million in the same period in 2007. The increase was due to a higher amount of research and development credits our French subsidiary is expected to receive.

Comparison of Nine Months Ended September 30, 2008 and 2007
Revenues
     Total revenues for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Collaboration revenue — related party:
Reimbursement of research and development costs	$1,358	$31,780
License fee	2,207	11,536
Royalty revenue	2,003	—
Milestone revenue	—	10,000
Product revenue — rest of world	—	242
Profit sharing to related party	—	(1,380)

	5,568	52,178
Product sales, net	29	3,188
Government grants	183	60

Total revenues	$5,780	$55,426

     Collaboration revenue — related party was $5.6 million in the nine months ended September 30, 2008 as compared to $52.2 million in the same period in 2007. The majority of the decrease was due to $30.4 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Additionally, no milestone revenue was recognized during the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in license fee revenue was primarily due to $4.0 million of lower revenue recognized in 2008 related to a milestone payment received in 2007 and $3.5 million related to the impact of Novartis’ stock subscription rights.
Research and Development Expenses
     Research and development expenses were $41.9 million in the nine months ended September 30, 2008 as compared to $65.5 million in the same period in 2007. The decrease was primarily due to $27.0 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. In addition, salaries and personnel related costs decreased by $2.4 million due to the reduction in headcount as part of the October 2007 restructuring. Offsetting these amounts was an increase of $6.4 million in 2008 related to the evaluation of compounds from our HCV and HIV discovery and development programs.
     While our research and development expenses for 2008 will be considerably less than that for 2007, we expect that research and development expenses for 2009 and beyond may increase as we expand our development efforts.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $21.4 million in the nine months ended September 30, 2008 as compared to $54.1 million in the same period in 2007. The decrease was primarily due to $17.3 million in lower salaries and personnel related costs due to the reduction in headcount and consultants as part of the October 2007 restructuring. Additionally, sales and marketing expenses decreased by $10.6 million as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka®/Sebivo®. As a result of the transfer of telbivudine to Novartis in October 2007 we recorded $1.9 million of accelerated depreciation related to enterprise software that was no longer needed.
     We expect our selling, general and administrative expenses to continue to be less for the remainder of 2008 as compared to the same period in 2007 due to the savings in salaries and personnel related costs related to the October 2007 restructuring as well as reduced sales and marketing expenses associated with the transfer of Tyzeka®/Sebivo® to Novartis.

Restructuring and Impairment Charges
     Restructuring and impairment charges were $0.3 million in the nine months ended September 30, 2008 as compared to $6.4 million in the same period in 2007. In conjunction with the 2007 Amendment in September 2007, we reduced our workforce by approximately 100 positions and as a result recorded a charge of $6.4 million in the quarter ended September 30, 2007. This charge consisted primarily of employee severance benefits, stock-based compensation due accelerated vesting of stock options and the write-off of certain assets.
Investment and Other Income, Net
     Investment and other income, net was $1.6 million in the nine months ended September 30, 2008 as compared to $5.5 million in the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the nine months ended September 30, 2008 due to the use of cash for operations.
Income Taxes
     Income tax benefit was $1.3 million in the nine months ended September 30, 2008 as compared to $0.6 million in the same period in 2007. The increase was due to a higher amount of research and development credits our French subsidiary is expected to receive.
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
     We had total cash, cash equivalents and marketable securities of $60.1 million and $112.0 million as of September 30, 2008 and December 31, 2007, respectively. Of these amounts, $45.7 million and $48.3 million were cash and cash equivalents as of September 30, 2008 and December 31, 2007, respectively. We invest our excess cash balances in short-term and long-term marketable debt securities. All of our marketable securities are classified as available-for-sale. Except for our one auction rate security, our investments have effective maturities not greater than 24 months. Investments with final maturities greater than 12 months are classified as non-current marketable securities. As of September 30, 2008, we had $6.9 million in current marketable securities and $7.5 million in non-current marketable securities. As of December 31, 2007, we had $39.9 million in current marketable securities and $23.9 million in non-current marketable securities.
     As of September 30, 2008, our cash, cash equivalents and marketable securities are invested in government funds, federal and corporate bonds, mortgage and asset backed obligations as well as an auction rate security. We invest our cash in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity, however, due to the recent distress in the financial markets, certain investments may have diminished liquidity and may decline in value in the future. The decline in value may be deemed to be other than temporary, thus requiring us to recognize a loss in our consolidated statement of operations. These market risks associated with our investment portfolio may have an adverse effect on our financial condition. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first nine months of 2008.
     We held approximately $1.9 million and $11.1 million in auction rate securities at September 30, 2008 and December 31, 2007, respectively. Our investments in auction rate securities consisted of municipal or student-loan backed debt securities. During the nine months of 2008, certain of our auction rate securities experienced failed auctions. As of September 30, 2008, we had liquidated all but $1.9 million of our auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. As of September 30, 2008, the Company held one auction rate security valued at $1.9 million. The auction rate security was classified as Level 3 in accordance with SFAS No. 157 and valued at par value as of September 30, 2008. We determined the fair value of the security to be par value based on a cash flow model which incorporated a three-year discount period, a 2.904% per annum coupon rate, a 0.377% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of September 30, 2008. We also considered in determining the fair value that the auction rate security was backed by the U.S. government and that the security was rated Aaa at September 30, 2008. At September 30, 2008, our investment in the auction rate security represented 4.2% of the total assets and liabilities that were measured at fair value on a recurring basis. The continued uncertainty in the credit markets may cause additional auctions with respect to our auction rate security to fail, which could prevent us from liquidating our holding. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on this investment to have a material impact on our financial condition or results of operation. However, due to the current lack of liquidity in these investments, we do not intend to invest in auction rate securities in the future.
     Net cash used in operating activities was $49.9 million and $42.9 million in the nine months ended September 30, 2008 and 2007, respectively. The $7.0 million increase in cash used was primarily related to the change in accounts payable and accrued expenses offset by a lower net loss.
     Net cash provided by investing activities was $46.6 million and $38.0 million in the nine months ended September 30, 2008 and 2007, respectively. The $8.6 million increase was primarily due to a decline in purchases of property and equipment in 2008 as compared to 2007 and net proceeds from sales and maturities of our marketable securities.
     Net cash provided by financing activities was $0.7 million and $0.2 million in the nine months ended September 30, 2008 and 2007, respectively. The net cash provided by financing activities in the nine months ended September 30, 2008 and 2007 was due to proceeds received from the issuance of stock primarily from the exercise of employee stock options.
     We believe that our current cash and cash equivalents and marketable securities together with anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through late 2009. Prior to the end of 2009, we intend to seek to raise additional financing. We may seek such financing through a combination of public or private financing, collaborative relationships and other arrangements. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Our failure to obtain financing when needed may harm our business and operating results. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.

Contractual Obligations and Commitments
     Set forth below is a description of our contractual obligations as of September 30, 2008:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	(in thousands)
Operating leases	$15,131	$3,363	$4,922	$4,099	$2,747
Consulting and other agreements	13,171	2,209	1,962	—	9,000

Total contractual obligations	$28,302	$5,572	$6,884	$4,099	$11,747

     In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
     We have certain potential payment obligations relating to our HBV and HCV product and product candidates. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments will be made as of September 30, 2008, as further described below.
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
     In July 2008, the Company entered into a settlement agreement with UAB, UABRF and Emory University relating to the Company’s telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire on August 10, 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
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

     As of January 1, 2008, we implemented SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) for our financial assets and other items that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     With the exception of our holding in an auction rate security, our marketable securities are generally valued using information provided by a pricing service, or for money market investments, at calculated net asset values. Because our investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. We validate the prices provided by our third party pricing services by understanding the models used and obtaining market values from other pricing sources.
     Since our investment in an auction rate security typically does not actively trade except on successful auction dates, it was classified as Level 3 in accordance with SFAS No. 157. We determined the fair value of the security to be par value based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount, and coupon history as of September 30, 2008. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the U.S. government.
Recent Accounting Pronouncements
     In October 2008, the FASB issued FASB Staff Position, (“FSP”) No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP No. 157-3”). FSP No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
     In February 2008, FSP No. 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date provision of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 157 for certain non-financial assets and liabilities that are recognized and disclosed at fair value in our financial statements on a non-recurring basis.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments with active secondary or resale markets consisting primarily of money market funds, U.S. government guaranteed debt obligations, repurchase agreements with major financial institutions and certain corporate debt securities. Except for our holding in a single auction rate security, our investments have dollar weighted average effective maturity of the portfolio less than 12 months and effective maturity of less than 24 months.
Foreign Currency Exchange Rate Risk
     We have subsidiaries in Europe that are denominated in foreign currencies. We also receive royalty revenues based on worldwide product sales by Novartis on sales of Sebivo® outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 12 of this quarterly report for discussions of our legal proceedings.
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
     Our cash, cash equivalents and marketable securities balance was approximately $60.1 million at September 30, 2008. We believe that this balance, and the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through late 2009. However, we may need or choose to seek additional funding within this period of time. Our drug development programs and the potential commercialization of our product candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
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
     Our research and development programs, other than our IDX899 program for the treatment of HIV and our IDX184 program for the treatment of HCV, are at preclinical stages. Additional product candidates that we may develop or acquire will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.
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
     We held approximately $1.9 million and $11.1 million in auction rate securities at September 30, 2008 and December 31, 2007, respectively. Auction rate securities are generally debt instruments that are structured to allow for short-term interest rate resets but with final contractual maturities that can be well in excess of ten years. At the end of each reset period (which occurs every 28 days for the auction rate securities held by us at September 30, 2008) investors can sell or continue to hold the securities. The auction rate securities we held at December 31, 2007 reset in subsequent auctions in January 2008. Beginning mid-February 2008, certain of our auction rate securities experienced failed auctions. As of September 30, 2008, we had liquidated all but $1.9 million of the $11.1 million auction rate securities that were held at December 31, 2007. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007. The continued uncertainty in the credit markets could cause additional auctions with respect to our remaining auction rate security to fail, become illiquid and decline in value, which may ultimately be deemed to be other than temporary. In the future, should we experience additional auction failures and/or determine that the decline in value of our auction rate security is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.
     The condition of the credit markets remains dynamic. As a result, we may experience a reduction in value or loss of liquidity with respect to our investment in an auction rate security or our other investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
     One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of September 30, 2008, we have estimated that the performance period during which the development of our licensed product and product candidates will be completed is a period of approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
     To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo® and our ability, or that of any future collaboration partner, to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of the chronic hepatitis B virus in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with the chronic hepatitis B virus. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Our other product candidates are in various earlier stages of development. All of our product candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our product candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the product candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our product candidates may not:
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
     As of September 30, 2008, Novartis owned approximately 55% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights,

Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:
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
     In May 2003, we received a $75.0 million license fee from Novartis in connection with the license to Novartis of our then HBV product candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007 we received an additional $10.0 million milestone payment for regulatory approval of Sebivo® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional product candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. In exchange we received a $25.0 million license fee from Novartis and the right to receive up to an additional $45.0 million in license fee payments upon advancement of an HCV product candidate into phase III clinical trials. Assuming we continue to successfully develop and commercialize our product candidates licensed by Novartis (other than valopicitabine), under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these product candidates and additional milestone payments from Novartis. Additionally, if any of the product candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other product candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such product candidates in accordance with development plans mutually agreed with Novartis.
     Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding Tyzeka®/Sebivo®. For Tyzeka®/Sebivo®, we acted as lead commercial party in the United States. On September 28, 2007, we entered into an amendment to the development and commercialization agreement and a transition services agreement, both of which became effective on October 1, 2007, whereby we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine after October 1, 2007 and is also responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. Pursuant to the transition services agreement, we will provide Novartis with certain services relating to telbivudine until such period of time that is agreeable by both parties. We are reimbursed for these services at an agreed upon rate.
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
     In July 2008, we, our CEO, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV product candidates and may assert that such losses include the settlement payments.
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
     Under the amended development and commercialization agreement, Novartis is solely responsible for the development, commercialization and manufacturing rights to telbivudine on a worldwide basis. We expect to co-promote or co-market with Novartis other products, if any, that Novartis has licensed or will license from us which are successfully developed and approved for commercialization. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka®/Sebivo® and our other products, if any, that we successfully develop. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial or financial benefits we anticipate, and our results of operations may be adversely affected.
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
     In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo®

(telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million.
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
     A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV that could materially affect the ability to develop and commercialize Tyzeka®/Sebivo®, and other product candidates we may develop in the future. For example, we are aware that Chiron Corporation, now a subsidiary of Novartis, and Apath, LLC have obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV product candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV product candidates.
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of October 31, 2008, we had 56,514,126 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 5,877,189 shares of common stock with a weighted average exercise price of $8.79 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities
We issued and sold the following shares of our common stock during the quarterly period ending September 30, 2008 on the respective date below:
(1)	On September 2, 2008, we issued and sold 4,654 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price between $2.41 and $3.79 per share.

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

Date: November 7, 2008	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ RONALD C. RENAUD, JR.
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