Form 10-K
period 2008-12-31
IDENIX PHARMACEUTICALS INC
filed 2009-03-04
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49839
Idenix Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
60 Hampshire Street,
Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)
(617) 995-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	The NASDAQ Global Market
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2008 was approximately $164.0 million. For this purpose, the registrant considers its directors and officers and Novartis AG to be affiliates.

The number of shares outstanding of the registrant’s class of common stock as of February 13, 2009 was 56,585,892 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 2, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.

Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our drug candidates, the safety, efficacy and potential benefits of our drug candidates, expectations with respect to development and commercialization of telbivudine and our other drug candidates, expectations with respect to a licensing arrangement with a third party, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these drug candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, timetables for development, regulatory approval and commercialization of drug candidates, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K the words “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; the company’s ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; government, industry and general public pricing pressures; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any drug candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.

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

Overview

Idenix Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, we successfully developed and commercialized a drug (Tyzeka®/Sebivo®) for the treatment of hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of human immunodeficiency virus, or HIV. We licensed our NNRTI compounds, including IDX899, to GlaxoSmithKline, or GSK, in February 2009. Our current research and development focus is on the treatment of hepatitis C virus, or HCV. We believe that large market opportunities exist for new treatments for HCV. Chronic hepatitis C is an inflammatory liver disease associated with HCV infection. The World Health Organization has estimated that approximately 170 million people worldwide are chronically infected with HCV, including over 2.7 million people in the United States.

As noted above, IDX899 is an NNRTI that we discovered for the treatment of HIV/AIDS. In the third quarter of 2008, we successfully completed a phase I/II proof-of-concept clinical study of IDX899 in treatment-naïve HIV-infected patients. In February 2009, we entered into a license agreement with GSK, which we refer to as the GSK license agreement, under which we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Pursuant to the GSK license agreement, GSK is solely responsible for the development, manufacture and commercialization of licensed compounds and products containing such compounds. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the GSK stock purchase agreement. Under these agreements, we anticipate receiving a $34.0 million payment in 2009 as detailed more fully below. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in development, regulatory and sales milestones. We will also be entitled to receive double-digit tiered royalties on worldwide sales of products containing IDX899. The GSK license agreement is subject to certain closing conditions, including clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, or HSR clearance.

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. We have amended this collaboration arrangement several times and refer to such amended arrangement as the development and commercialization agreement. As part of the development and commercialization agreement, Novartis has an option to license any of our development-stage drug candidates after early demonstration of activity and safety in a proof-of-concept clinical study. Novartis waived its option to license any of our NNRTI compounds, including IDX899, which allowed us to enter into the GSK license agreement in 2009. In addition to the collaboration, Novartis also purchased approximately 54% of our outstanding capital stock in May 2003.

Our HCV discovery program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors. The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors, with the lead drug candidate from that program, IDX184, currently being evaluated in a proof-of-concept clinical study in treatment-naive HCV-genotype-1-infected patients.

In 2008, we have advanced our non-nucleoside polymerase inhibitor and protease inhibitor discovery programs with the selection of lead clinical candidates.

References to “we,” “us,” “our” and similar expressions mean Idenix Pharmaceuticals, Inc. and our consolidated subsidiaries. In this Annual Report, all references to Tyzeka® (trade name of telbivudine in the United States), Sebivo® (trade name of telbivudine for countries other than the United States) and Tyzeka®/Sebivo® refer to telbivudine.

Available Information

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

Products and Drug Candidates

We believe that our drug candidates may have one or more therapeutic features that will afford competitive advantages over currently approved therapies. Such therapeutic features may include efficacy, safety, resistance profile or convenience of dosing. The drug candidates that we are developing are selective and specific. They are intended for convenient oral administration and may be used in combination with other therapeutic agents to improve clinical benefits.

Hepatitis C

HCV Discovery Program

We have a comprehensive HCV discovery program that is focused on small molecule anti-HCV compounds from the three primary drug classes: nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors. The key objective of our HCV discovery program is to identify and develop products that we believe will be competitive by offering significant improvements when combined with or compared to currently approved therapies with regard to safety, efficacy, resistance or convenience of dosing. Our efforts are focused on the discovery of drug candidates that we expect will be active against various strains of HCV, including the genotype-1 strain of HCV, which is responsible for more than 70% of HCV infections in the United States and Japan and almost 65% of HCV infections in Europe.

In July 2007, we discontinued the development of valopicitabine following a clinical hold by the U.S. Food and Drug Administration, or FDA, based on the overall risk/benefit profile observed in clinical testing. Since then, we have identified two candidates, IDX102 and IDX184, in our next-generation nucleoside/nucleotide polymerase inhibitor program. IDX102 is in late stage preclinical testing and IDX184 is in clinical testing. In the third quarter of 2008, we initiated a first-in-man phase I study of IDX184 under a United States investigational new drug application, or IND. The study design was a double-blind, placebo-controlled, single dose-escalation study to evaluate the safety and pharmacokinetic activity of IDX184 in healthy volunteers. We successfully completed the phase I study in October 2008 and subsequently initiated a proof-of-concept clinical study for IDX184 in treatment-naive HCV-genotype-1-infected patients. The proof-of-concept trial is being conducted at multiple centers in the U.S., Europe and South America. The trial design is a phase I/II, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and antiviral activity of IDX184. The study will evaluate four doses of IDX184, ranging from 25 to 100 mg once-per-day, administered for three days. Each cohort of the study will evaluate ten patients with eight randomized to IDX184 and two to placebo.

In 2008, we selected IDX375 as our lead clinical candidate from our non-nucleoside HCV polymerase inhibitor program. We are continuing IND-enabling pharmacology and toxicology studies and plan to submit an

IND in the United States and a clinical trial authorization, or CTA, in Europe for this drug candidate in 2009, assuming positive results from these preclinical studies.

In 2008, we selected IDX136 and IDX316 as our lead clinical candidates from our HCV protease inhibitor discovery program and are currently conducting IND-enabling pharmacology and toxicology studies. We plan to submit an IND in the United States and a CTA in Europe for a protease inhibitor candidate in 2009, assuming positive results from these preclinical studies.

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

Since HCV nucleosides/nucleotides and HCV protease inhibitors act at different stages of HCV replication, the combination of these two classes may result in a potent combination treatment. Combining drugs from two or more direct acting HCV antivirals could lead to a more potent inhibition of HCV replication and prevent the emergence of drug resistance. We believe that successful development of two or more HCV drug candidates that may be used as part of a multiple-drug combination therapy would enable us to establish a franchise in this therapeutic area by offering a specifically targeted antiviral therapy for the treatment of HCV, or a STAT-C therapy. A STAT-C approach would expand the treatable HCV population, by including those patients who cannot be treated with interferon-based therapies, those for whom drug-related adverse side effects and inconvenient dosing regimens of existing therapies reduce compliance, or those for whom existing treatment regimens have been ineffective.

HIV

In addition to our HCV discovery and development program, we have also developed an NNRTI drug candidate for the treatment of HIV/AIDS. IDX899, our lead HIV drug candidate, is an NNRTI that is being developed for use in combination therapy. This drug candidate is being evaluated for once-a-day oral administration. We filed an IND in the United States for IDX899 in 2007 and completed a phase I dose escalation study in healthy volunteers. The phase I study was designed to assess the safety and pharmacokinetics of IDX899 in healthy volunteers. In this study, IDX899 appeared to be well tolerated at single doses up to 1200 mg and multiple doses up to 800 mg daily over a seven day period. No serious or clinically significant adverse events were reported for the 65 IDX899-treated volunteers in this study. Two volunteers discontinued from the study due to adverse events.

In the third quarter of 2008, we successfully completed a proof-of-concept clinical study of IDX899 in treatment-naïve HIV infected patients. Four once-daily doses of IDX899 were evaluated in this study: 800mg, 400mg, 200mg and 100mg. In each of the four dosing cohorts of this study, patients receiving once-daily IDX899 (n=32) achieved a mean plasma viral load reduction of approximately 1.8 log10 after seven days of treatment. Patients receiving placebo (n=8) had a 0.10 log10 viral load increase over the same treatment period. The safety profile of IDX899 observed during this study was comparable to placebo, with no serious adverse events reported and no pattern of adverse events or laboratory abnormalities observed on treatment. Additionally, no patients who received treatment discontinued the study.

As discussed above and in more detail below, in February 2009, we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. The GSK license agreement is subject to certain closing conditions, including HSR clearance.

Hepatitis B

In October 2006, the FDA approved Tyzeka® for the treatment of patients with chronic hepatitis B in the United States. In addition, Sebivo® has been approved in more than 50 countries outside the United States, including Switzerland, China and the countries included in the European Union for the treatment of patients with chronic hepatitis B. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine on a worldwide basis in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. We also transitioned to Novartis all ongoing clinical trials and commercial activities for telbivudine. Beginning in the fourth quarter of 2007, Novartis is solely responsible for clinical trial costs and related expenditures associated with telbivudine.

Antiviral Research

Our scientists have a highly developed set of skills in compound generation, target selection, screening and lead optimization and pharmacology and preclinical development. We are utilizing these skills and capabilities in our discovery and development of antiviral drug candidates.

Our Scientists.  Our scientists are engaged in drug discovery and development. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology, and have substantial experience in applying this expertise to the discovery and development of nucleosides/nucleotides, non-nucleosides and protease inhibitors which target enzymes of the viral replication cycle.

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

Collaboration and License Agreements

Novartis Collaboration

On May 8, 2003, we entered into a collaboration with Novartis which included the following agreements and transactions:

•	the development and commercialization agreement, under which we collaborate with Novartis to develop, manufacture and commercialize our drug candidates which they license from us;

•	the supply agreement, under which Novartis manufactured for us the active pharmaceutical ingredient, or API, for the clinical development and commercial supply of drug candidates it licensed from us and the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and

•	the stock purchase transaction, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of specific HCV drug candidates, including valopicitabine (a drug candidate we ceased developing in July 2007) and prodrugs.

In July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased from us 5,400,000 shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and 3,939,131 shares of common stock in exchange for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1,100,000 shares of common stock for a purchase price of $.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. As of February 13, 2009, Novartis owned approximately 55% of our outstanding common stock.

Development and Commercialization Agreement

Designation of Products

As part of the development and commercialization agreement between us and Novartis, Novartis has an option to license any of our development-stage drug candidates after early demonstration of activity and safety in a proof-of-concept clinical study. The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the drug candidate treats, the stage of development of the drug candidate, the present value of future cash flows of the drug candidate relative to those previously estimated for licensed products and drug candidates, and Novartis’ ownership interest in us. Novartis waived its option to license any of our NNRTI compounds, including IDX899, which allowed us to enter into the GSK license agreement. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

In connection with the GSK stock purchase agreement, as discussed more fully below, we amended the development and commercialization agreement with Novartis so that Novartis would retain the exclusive option to obtain rights to other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our voting stock rather than ownership of 51% of our voting stock, as was initially agreed to by the parties in 2003. This amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Development of Products and Regulatory Activities

For the drug candidates Novartis chooses to license, Novartis will have the right to approve, in its reasonable discretion, the development budget. We will develop each licensed product in accordance with a development plan approved by a joint steering committee. The joint steering committee is comprised of an equal number of representatives of Idenix and Novartis. Novartis will also be responsible for certain development expenses incurred in accordance with approved development budgets for our drug candidates that Novartis licenses. The collaboration arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis.

We have primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in the United States and Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Product Commercialization

In accordance with the arrangements set forth in our development and commercialization agreement with Novartis, we have the right to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain any products that Novartis licenses from us. If we co-promote or co-market, in the United States, we will act as the lead commercial party and record revenue from product sales. We will share equally the resulting net benefit or net loss with Novartis from co-promotion from the date of product launch in the United States. In the United Kingdom, France, Germany, Italy and Spain, Novartis will act as the lead commercial party and record revenue from product sales. In the United Kingdom, France, Germany, Italy and Spain, the net benefit we might realize will increase incrementally during the first three years from the date of product launch, such that we will share equally with Novartis the net benefit from the co-promotion beginning in the third year from the date of product launch.

In other countries, we will effectively sell products to Novartis for their further sale to third parties. Novartis will pay us to acquire such products at a price that is determined in part by the volume of product net sales under the terms of the supply agreement described below.

Novartis has the right to market, sell or promote any product that competes with the products that Novartis licenses from us.

Indemnification

Under the development and commercialization agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development and commercialization agreement. We made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses”.

Termination

Novartis may terminate the development and commercialization agreement with respect to a particular product, drug candidate or country, in its sole discretion, by providing us with six months’ written notice. If either we or Novartis materially breach the development and commercialization agreement and do not cure such breach within 30 days, or under certain circumstances, 120 days, or if such breach is incurable, the non-breaching party may terminate the development and commercialization agreement:

•	with respect to the particular product, drug candidate or country to which the breach relates; or

•	in its entirety, if the material breach is not limited to a particular product, drug candidate or country.

Each party may also terminate the development and commercialization agreement in its entirety upon 30 days’ written notice if the other party files for bankruptcy, insolvency, reorganization or the like. If Novartis terminates the development and commercialization agreement for material breach by us, or for bankruptcy, insolvency or reorganization on our part, then Novartis may elect to retain licenses to drug candidates or products, in which case it will remain obligated to make payments to us in amounts to be negotiated in good faith at the time of termination. If we terminate part or all of the development and commercialization agreement for material breach by Novartis, or for bankruptcy, insolvency or reorganization on the part of Novartis, or if Novartis terminates the development and commercialization agreement unilaterally in the absence of a breach by us, we may be obligated to make payments to Novartis in amounts to be negotiated in good faith at the time of termination.

Master Manufacturing and Supply Agreement

Under the master manufacturing and supply agreement, dated May 8, 2003, between Novartis and us, which we refer to as the supply agreement, we appointed Novartis to manufacture or have manufactured the clinical supply of the API for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the development and commercialization agreement. We have the ability to appoint Novartis or a third party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the API into the final form for sale.

Stockholders’ Agreement

In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into a stockholders’ agreement with Novartis, which was amended and restated in 2004 in connection with our initial public offering. Under the terms of the amended and restated stockholders’ agreement, we have:

•	granted Novartis, together with certain other holders of our common stock, rights to cause us to register, under the Securities Act of 1933, as amended, such shares of common stock;

•	agreed to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock; and

•	granted Novartis approval rights over a number of corporate actions that we or our subsidiaries may take as long as Novartis and its affiliates continue to own at least 19.4% of our voting stock.

Novartis’ Stock Purchase Rights

Novartis has certain rights to acquire shares of our capital stock. Such rights are further described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”.

Stock Purchase Agreement

Under the stock purchase agreement, dated March 21, 2003, which we refer to as the stock purchase agreement, among us, Novartis and substantially all holders of our capital stock as of May 8, 2003, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares. As of February 13, 2009, Novartis owned approximately 55% of our outstanding common stock.

Under the stock purchase agreement, we agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the stock purchase agreement. In the stock purchase agreement, we and our stockholders who sold shares to Novartis, which include certain of our directors and officers, made numerous representations and warranties. The stock purchase agreement representations and warranties we made to Novartis regarding our HCV and HBV drug candidates and our ownership of related inventions and discoveries are substantially the same as the representations and warranties we made to Novartis in the development and commercialization agreement. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial. For additional information on such indemnification rights, see “Development, License and Commercialization Agreement,” “Risk Factors — Factors Related to Our Relationship with Novartis” and “Factors Related to Patents and Licenses”.

GlaxoSmithKline Collaboration

In February 2009, we entered into the following agreements with GSK:

•	a license agreement whereby we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis; and

•	a stock purchase agreement under which GSK will purchase 2,475,728 shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87.

Pursuant to the GSK license agreement, GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. The GSK license agreement is subject to certain closing conditions, including HSR clearance.

Under the GSK license agreement and the GSK stock purchase agreement, we anticipate receiving a $34.0 million payment in 2009, which includes the $17.0 million payment under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in development, regulatory and sales milestones. We also will be entitled to receive double-digit tiered royalties on worldwide sales of products containing IDX899. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK develops any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development. Royalties are payable until the later to occur of: (i) the last-to-expire of specified patent rights in a country; or (ii) ten (10) years after the first commercial sale of a product in such country, provided that if royalties are payable solely on the basis of the ten-year anniversary of the first commercial sale of a product, each of the respective royalty rates in such country would be reduced by one-half. Royalties for combination products are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. In addition, royalties payable under the GSK license agreement will be subject to reduction on account of third party license payments or generic competition, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. The royalties will also be subject to reduction in the event that in a calendar quarter the fully allocated cost of goods for the manufacture of a product sold in certain countries as a percentage of the net sales of such product exceeds a specified threshold.

Of the $34.0 million payment we anticipate receiving, GSK will make a one-time cash payment of $17.0 million and will purchase 2,475,728 shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. Under the terms of a stock purchase agreement entered into with GSK relating to the purchase of our capital stock, we have agreed to file with the SEC, within 90 days following the date of the closing, a registration statement covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date. The GSK stock purchase agreement may be terminated under the following conditions:

•	by mutual written agreement of the parties;

•	by either party if a closing does not occur within 90 days following the filings made in connection with the HSR clearance; or

•	by either us or GSK in the event that a governmental entity issues a final and nonappealable order, decree or injunction or takes any action to restrain, enjoin or prohibit the transactions contemplated by the GSK stock purchase agreement.

Until such time as we receive HSR clearance, we cannot guarantee that the GSK license agreement and GSK stock purchase agreement will become effective and therefore we cannot guarantee that we will receive the $34.0 million payment.

GSK may terminate the license agreement, in its sole discretion, by providing us with 90 days written notice. If either we or GSK materially breach the GSK license agreement and do not cure such breach within 60 days, the non-breaching party may terminate the GSK license agreement in its entirety. Either party may also terminate the GSK license agreement, effective immediately if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. We may terminate the GSK license agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK license agreement.

Under the GSK license agreement and the GSK stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to GSK, we would be in breach of these agreements. In the event of a breach by us, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to GSK may be substantial.

Novartis waived certain rights under the development and commercialization agreement. Specifically, subject to certain retained rights, Novartis waived its rights to the intellectual property that covers the compounds licensed to GSK. Novartis also agreed that the compounds licensed to GSK are deemed rejected compounds under the development and commercialization agreement. In addition, we represented and warranted to Novartis that neither we nor our affiliates or licensees (or their successors and assigns) would assert infringement claims against Novartis or certain of its related entities (or their successors and assigns) if such entities exercise limited rights under a subset of the patent rights licensed to GSK.

Pursuant to the amended and restated stockholders’ agreement, Novartis also executed a waiver and consent whereby Novartis:

•	consented to the sale by us of the 2,475,728 shares to GSK;

•	approved entering into the GSK license agreement;

•	waived its rights to buy a pro rata portion of the shares issued to GSK;

•	approved our granting of registration rights to GSK and waived its rights to participate in such registration; and

•	waived, until a certain time, its rights to request that we file a registration statement on Novartis’ behalf or include shares of our common stock owned by Novartis in any such registration statement filed on behalf of GSK.

These waivers and approvals are only effective if immediately after the issuance of the 2,475,728 shares to GSK, Novartis continues to hold over 50% of our common stock.

In January 2009, we also amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment. This amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Additionally, in January 2009, we also amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the execution of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment. This letter amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Lastly, as part of the transactions with GSK, at the time of the effectiveness of the GSK license agreement, GSK will become a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we will make certain payments to the University of Cagliari based on the $34.0 million payment expected to be received from GSK in 2009 and may make future payments to the University of Cagliari in certain instances. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall squarely within our existing arrangements with the University of Cagliari and no additional payments would be due by us.

Cooperative Laboratory Agreements

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

University of Cagliari

We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering our HCV and certain HIV technology upon which we currently rely. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell the jointly created HCV and HIV drug candidates. In May 2003, Novartis became a party to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative agreement, we make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement has been amended in December 2006 to extend the term until January 2011.

Under the terms of the license agreement with the University of Cagliari, we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. If we receive license fees or milestone payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties, or by a material breach of the terms of the agreement.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $53.9 million, $85.8 million and $96.1 million, respectively, and represented 65%, 54% and 63%, respectively, of our total operating expenses.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts. We believe that our current cash and cash equivalents and marketable securities together with the $34.0 million payment expected to be received from GSK in 2009, assuming the IDX899 licensing agreement is consummated, and royalty payments from Novartis associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. If we do not receive the $34.0 million payment from GSK, we would be able to reduce expenditures to preserve our cash balance and fund operations for at least the next twelve months. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may be require us to delay, reduce the scope of or eliminate one or more of our development programs.

Manufacturing

We have developed the capacity to synthesize compounds in quantities ranging from milligrams, and in the case of telbivudine, to metric tons. Our medicinal chemists focus on small-scale synthesis that leads to the discovery of new compounds and the analysis of structure-activity relationships for each identified compound series. In addition, these scientists aim to design efficient synthetic routes suitable for process chemistry scale up to the level of one-kilogram batches of the lead molecule. This material supports key preclinical studies, including proof-of-principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-current good manufacturing practices materials in quantities up to one kilogram to support early toxicological studies and the initial development of formulations. Clinical materials are then manufactured using current good manufacturing practices, or cGMP, by third-parties.

To reduce costs and preserve manufacturing proprietary rights, we provide these manufacturers with only the required portion of the synthetic method and a sufficient quantity of the starting or intermediate material to prepare the quantity and quality of material necessary for the conduct of our clinical trials and related nonclinical toxicology studies. We currently rely upon a number of third-party manufacturers for the supply of our drug candidates in bulk quantities.

We have selected manufacturers that we believe comply with cGMP and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our drug candidates are manufactured in accordance with cGMP and other domestic and foreign regulations.

Sales and Marketing

In accordance with our development and commercialization agreement with Novartis, we have the right to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain any products that Novartis licenses from us. If we co-promote or co-market, in the markets outside of the United States, Novartis will be primarily responsible for the marketing, distribution and sale of products which it may license from us.

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

Hepatitis B Patent Portfolio and Licenses

Our hepatitis B patent portfolio includes at least 7 issued U.S. patents, at least 5 pending U.S. applications, at least 40 granted foreign patents, and at least 24 pending foreign patent applications.

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

Applications for patent term extensions to extend the term of either of U.S. Patent No. 6,395,716 or 6,569,837, but not both, were filed in the U.S. Patent Office. Although there is no guarantee either application will be granted by the U.S. Patent Office, if one of the applications for term extension were granted, it would extend the term to October 25, 2020. The four above-mentioned U.S. patents are co-owned by us, CNRS and University of Montpellier, and under an agreement with these entities described under the caption “Collaborations,” CNRS and the University of Montpellier have exclusively licensed their interest to us.

One issued U.S. patent is directed to valtorcitabine, as well as pharmaceutical compositions that include valtorcitabine: U.S. Patent No. 6,857,751 entitled “3’-Prodrugs of 2’-Deoxy-ß-L-Nucleosides.” This patent will expire in 2021 absent a patent term extension.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of the University of Alabama at Birmingham, or UAB, Emory University and CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.

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

Hepatitis C Patent Portfolio

Our HCV patent portfolio includes at least 13 issued U.S. patents, at least 13 pending U.S. applications, at least 32 granted foreign patents, and at least 24 pending foreign patent applications.

In the HCV patent portfolio are 8 issued United States patents: U.S. Patent No. 6,812,219; U.S. Patent No. 6,914,054; U.S. Patent No. 7,105,493; U.S. Patent No. 7,101,861; U.S. Patent No. 7,148,206; U.S. Patent No. 7,163,929; U.S. Patent No. 7,169,766 and U.S. Patent No. 7,157,441. The 8 U.S. above-mentioned United States patents will expire in 2021 absent a patent term extension. We co-own these 8 patents with the University of Cagliari, which has exclusively licensed its interest to us under an agreement described under the caption “Collaborations.” The HCV patent portfolio also includes the following 4 issued United States patents: U.S. Patent Nos. 7,456,155, 7,192,936, 7,384,924 and 7,365,057. These 4 United States patents will expire in 2024 absent a patent term extension. We co-own these 4 patents with the University of Cagliari and CNRS, which have exclusively licensed their interest to us under an agreement described under the caption “Collaborations”. The HCV patent portfolio further includes U.S. Patent No. 7,138,376, which will expire in 2022 absent a patent term extension. We co-own this patent with CNRS, which has exclusively licensed its interest to us under an agreement described under the caption “Collaborations”.

HIV Patent Portfolio

Our HIV patent portfolio includes at least 4 issued U.S. patents, at least 9 pending U.S. applications, at least 1 granted foreign patent, and at least 25 pending foreign patent applications.

Of these 4 issued U.S. patents, U.S. Patent No. 6,635,636 will expire in 2019 absent a patent term extension and is owned by us. Absent patent term extensions, U.S. Patent Nos. 6,545,007, 6,710,068 and 7,365,090 will expire in 2021, 2022 and 2023, respectively, and are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us under an agreement described under the caption “Collaborations”.

We hold exclusive licenses from TherapX and Dr. Raymond Schinazi to one U.S. issued patent, U.S. Patent No. 5,750,493 entitled “Method to Improve the Biological and Antiviral Activity of Protease Inhibitors”, and five associated pending foreign patent applications expiring on or before 2016 that cover a method of using roxythromycin, a generic compound, to enhance the antiviral activity of protease inhibitors including for the treatment of HIV.

Competition

Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include:

•	product effectiveness;

•	safety;

•	timing and scope of regulatory approvals;

•	price of products;

•	availability of supply;

•	patent protection; and

•	sales and marketing capabilities and resources.

Many of the companies competing against us have substantially greater financial and other resources. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic drug candidates and obtaining FDA and other regulatory approvals of products in order to market and sell those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for products and achieving widespread market acceptance. We also may compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have substantially less experience than our competitors.

Tyzeka®/Sebivo®, and any future products that we successfully develop, will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be efficacy, safety profile, convenience of dosing and price in comparison with available therapies.

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HBV, HCV and HIV. We are aware of at least four small molecule products that are currently marketed in the United States and elsewhere for the treatment of chronic hepatitis B. Such therapies are lamivudine, marketed by GlaxoSmithKline plc as Epivir-HBV®; adefovir dipoxil, marketed by Gilead Sciences, Inc., as Hepsera®; entecavir, marketed by Bristol-Myers Squibb Company, as Baraclude® and tenofovir disoproxil fumerate, marketed by Gilead Sciences, Inc. as Viread®. Pegylated interferon alpha 2-a marketed by F. Hoffman-LaRoche & Co. is also approved for the treatment of chronic hepatitis B. Pegylated interferon together with ribavirin is the current standard of care for the treatment of hepatitis C. Additional companies with which we expect to compete in the HCV market include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co., Johnson & Johnson, Merck & Co., Inc., Pfizer, Inc., Schering-Plough Corporation, Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, SciClone Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., Pharmasset, Ltd., and Vertex Pharmaceuticals, Inc. Many of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we do. In addition, our competitors also include smaller private companies.

We believe that a significant number of clinical candidates are currently under development and will become available in the future for the treatment of HBV, HCV and HIV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates. We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, sales of our products will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health agencies, managed care providers, private health insurers and other organizations. These third-party payers are increasingly challenging drug prices and are examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. Any drug candidates we successfully develop may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our drug candidates are approved for marketing. Adoption of new legislation could further limit reimbursement for pharmaceutical products. As an example of such legislation, the United States Congress recently enacted the Homeowner Affordability and Stability Plan which is expected to affect future reimbursement levels of drug products.

The marketability of any products we successfully develop may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement rates for such products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing.

Regulatory Matters

In June 2008, we filed an IND with the FDA for IDX184, our lead nucleotide polymerase inhibitor for the treatment of HCV.

In October 2006, we received approval from the FDA to market Tyzeka® in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B. To date, Sebivo® has been approved in more than 50 countries outside the United States, including China, Switzerland and the countries included in the European Union. Effective October 1, 2007, we transferred to Novartis our regulatory, development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments.

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical studies, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective before human clinical trials may commence in the United States and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the drug candidate or disease. Government regulation may delay or prevent marketing of potential drug candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential safety and efficacy of the drug candidate. The conduct of the preclinical studies and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical studies are submitted to the FDA, as part of the IND to justify the administration of the drug candidate to human subjects in the proposed clinical trial.

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

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The clinical trial protocol and informed consent information for patients to be enrolled in the clinical trial must also be approved by the institutional review board at each institution where the clinical trials will be conducted.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of a drug candidate into healthy human subjects or patients, a drug candidate is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves clinical trials in a limited subset of the intended patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks and provide preliminary support for the efficacy of the drug candidate in the indication being studied.

If a drug candidate is found to be effective and to have an acceptable safety profile in phase II evaluations, phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that phase I, phase II or phase III testing of our drug candidates will be completed successfully within any specified time period, if at all.

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

The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA may designate the submission for priority review. Priority review is granted to drug candidates that demonstrate a significant improvement to approved products in terms of safety or efficacy in the treatment, diagnosis or prevention of serious or life-threatening conditions. The FDA’s decision to grant priority review is driven solely by the data submitted and cannot be assured in advance. Under the Prescription Drug User Fee Act, or PDUFA, drug candidates that are given a priority review designation have a 6-month FDA review timeline.

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

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or, in some cases, an approvable letter followed by an approval letter. Approvable letters usually contain a number of conditions that must be met to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

Approved drug products must be promoted in a manner which is consistent with their terms and conditions of approval. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our drug candidates may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.

From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA or the courts in ways that may significantly affect our business and our drug candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

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

Foreign Regulation of Drug Product Approval

Under the terms of our agreement with Novartis, we have primary responsibility for preparing and filing U.S. regulatory submissions with respect to any drug candidate which Novartis has licensed from us. Novartis has primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

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

Mutual Recognition Procedure and Decentralized Approval.  An applicant submits an application in one EU member state, known as the reference member state, and requests the reference member state to approve the drug. The reference member state will review the registration documents within 210 days after receipt of a valid application. With the approved dossier and the summary of product characteristics, the applicant then requests the mutual recognition in the concerned member states of the reference authorization of the reference member state. Within 90 days of receipt, the concerned member states shall approve the assessment report, summary of product characteristics, labeling and package leaflet, and inform the reference member state accordingly. The reference member state shall record the agreement of all parties, close the procedure and inform the applicant accordingly.

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

Centralized Procedure.  This procedure is currently mandatory for products developed by means of a biotechnological process and optional for certain new active substances. However, beginning November 2005, medicinal products containing new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder or diabetes must be submitted via the centralized process. Additionally, beginning May 2008, the centralized procedure also became mandatory for products which contain new active substance and for which the indication is treatment of autoimmune diseases and other immune dysfunctions, and viral diseases. Our drug candidates fall into the last category.

Under the centralized procedure, an application is submitted to the European Medicines Agency, or EMEA. Two EU member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur countries each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the EU, such as Norway and Iceland, accept EU review and approval as a basis for their own national approval.

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

Employees

As of December 31, 2008, we had 173 full time employees, 136 of whom were engaged in research, development and manufacturing functions and 37 of whom were engaged in administration and finance activities.

Item 1A.	Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2008, before deciding to invest in our securities.

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 1998. We have generated limited revenue from the sale of telbivudine (Tyzeka®/Sebivo®) to date and are unable to make a meaningful assessment of potential future revenue associated with royalty payments of product sales. We will not be able to generate additional revenues from product sales until one of our other drug candidates receives regulatory approval and we or a collaborative partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $46.1 million at December 31, 2008. We believe that in addition to this balance, the $34.0 million payment anticipated to be received by GSK in 2009, assuming the IDX899 licensing agreement is consummated, and the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through at least the next twelve months. If we do not receive the $34.0 million payment from GSK, we would be able to reduce expenditures to preserve our cash balance and fund operations for at least the next twelve months. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:

•	with respect to IDX899, whether GSK is able to continue preclinical and clinical development of this drug candidate such that we receive certain preclinical and clinical development milestone payments within the next 24 months;

•	with respect to our other drug candidates, Novartis exercises its option to license other drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; and with respect to our other drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third parties; and

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant.

In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and drug candidates it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or drug candidate by providing us with six months written notice. Furthermore, GSK has the right to terminate the GSK license agreement by providing us with 90 days written notice.

Our future capital needs will also depend generally on many other factors, including:

•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved for commercial sale by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV and HIV (to the extent that the GSK license agreement does not become effective);

•	the cost of obtaining, maintaining and defending patents on our drug candidates and our processes;

•	the cost, timing and outcome of regulatory reviews;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory submissions with the FDA and/or the EMEA for our drug candidates as we continue development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.

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

Our research and development efforts may not result in additional drug candidates being discovered on anticipated timelines, if at all, which could limit our ability to generate revenues.

Our research and development programs, other than our IDX184 program for the treatment of HCV, are at preclinical stages. Additional drug candidates that we may develop or acquire will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

Our failure to successfully acquire or develop and market additional drug candidates or approved drugs would impair our ability to grow.

As part of our strategy, we intend to establish a franchise in the HCV market by developing drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire.

Drug candidates we discover, license or acquire will require additional and likely substantial development, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to the risks of failure inherent in pharmaceutical drug development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Proposing, negotiating and implementing acquisition or in-license of drug candidates may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of drug candidates. We may not be able to acquire the rights to additional drug candidates on terms that we find acceptable, if at all.

Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the volatility in the U.S. credit markets.

As of December 31, 2008, our cash, cash equivalents and marketable securities are invested in government funds, federal and corporate bonds, mortgage and asset backed obligations as well as an auction rate security. We invest our excess cash balances in short-term and long-term marketable debt securities that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity, however, due to the recent distress in the financial markets, certain investments have diminished liquidity and declined in value. As of December 31, 2008, we recognized $0.5 million in impairment charges related to an asset backed security with a par value of $1.5 million and an auction rate security with a par value of $1.9 million. During 2008, these securities declined in value and we did not have the intent or ability to hold the securities to maturity. The losses in the securities were deemed to be other-than-temporary and we recognized a loss in our consolidated statement of operations. Due to failed auctions in 2008 related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may further decline and may prevent us from liquidating our holdings. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

The markets which we intend to enter are subject to intense competition. If we are unable to compete effectively, products we successfully develop and our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are commercializing or pursuing the development of products that target viral diseases, including the same diseases we are targeting.

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of the hepatitis B virus, we are aware of five other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil and tenofovir, each nucleoside/nucleotide analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Four of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of the chronic hepatitis C virus, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV.

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HBV, HCV and HIV. Our competitors’ products may be more effective, have fewer side effects, lower costs or be better marketed and sold, than any of our products. Additionally, products our competitors successfully develop for the treatment of HCV and HIV may be marketed prior to any HCV or HIV product we or our collaborative partners successfully develop. Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products;

•	more extensive experience in conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	products that have been approved or drug candidates that are in late-stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

Novartis and GSK have the right to compete with products and drug candidates developed or licensed by us. Novartis and GSK have the right to market and sell products that compete with the drug candidates and products that we license to them respectively, and any competition by Novartis or GSK could have a material adverse effect on our business.

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

The growth of our business and our success depends in large part on our ability to attract and retain key management and research and development personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team may significantly delay or prevent our discovery of additional drug candidates, the development of our drug candidates and achievement of our other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success.

We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim against us could adversely affect our business.

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

For Tyzeka®/Sebivo®, product liability claims could be made against us based on the use of our product prior to October 1, 2007. For Tyzeka®/Sebivo® and our drug candidates, product liability claims could be made against us based on the use of our drug candidates in clinical trials. We have obtained product liability insurance for Tyzeka®/Sebivo® and maintain clinical trial insurance for our drug candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our drug candidates. A successful product liability claim brought against us in excess of our insurance coverage may require us to pay substantial amounts in damages. This could adversely affect our cash position and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, workers’ compensation, products liability, directors’ and officers’ and employment practices insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

One of these estimates is our estimate of the development period to amortize license fee revenue from Novartis which we review on a quarterly basis. As of December 31, 2008, we have estimated that the performance period during which the development of our licensed product and drug candidates will be completed is a period of approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

If we fail to design and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report in Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s registered independent public accounting firm must attest to the effectiveness of our internal controls over financial reporting.

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

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our drug candidates are in development. Our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our drug candidates, we will not be successful.

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of chronic hepatitis B virus in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B virus. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. The GSK license agreement is subject to HSR clearance. If we are unable to consummate the GSK license agreement we will not receive any payments from GSK. Assuming we do consummate the GSK license agreement, if GSK is unable to successfully develop IDX899 or any other compound licensed to it, we will not receive milestone or royalty payments from GSK other than the payment of $34.0 million.

Our other drug candidates are in various earlier stages of development. All of our drug candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our drug candidates satisfy rigorous standards of safety, including assessments of the toxicity and carcinogenicity of the drug candidates we are developing, and efficacy. To satisfy these standards, we must engage in expensive and lengthy testing. As a result of efforts to satisfy these regulatory standards, our drug candidates may not:

•	offer therapeutic or other improvements over existing drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such drug candidates. Furthermore, the FDA may request from us, and the EMEA and regulatory agencies in other jurisdictions may request from Novartis, additional information including data from additional clinical trials, which may delay significantly any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine.

If our clinical trials are not successful, we will not obtain regulatory approval for the commercial sale of our drug candidates.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. As an example, in July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our drug candidates would delay our ability to seek and potentially obtain regulatory approvals, increase expenses associated with clinical development and likely increase the volatility of the price of our common stock.

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

If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to commence human clinical trials of any HCV drug candidates or other drug candidates;

•	if the GSK license agreement with GSK is consummated, GSK may be unable to continue human clinical trials of IDX899 or commence human clinical trials of any other licensed compound;

•	Novartis may choose not to license our drug candidates and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or

•	we may not have the financial resources to continue the research and development of our drug candidates.

If our drug candidates fail to obtain U.S. and/or foreign regulatory approval, we and our partners will be unable to commercialize our drug candidates.

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Before any drug candidate can be approved for sale, we, or GSK, in the case of an NNRTI, including IDX899, (assuming the GSK licensing agreement is consummated) must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to GSK to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

The time required for FDA review and other approvals is uncertain and typically takes a number of years, depending upon the complexity of the drug candidate. Analysis of data obtained from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or one of our partners may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action, changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with our partners, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates. Any failure or delay in obtaining such marketing authorizations by us or GSK for our drug candidates would have a material adverse effect on our business.

Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we or our partners fail to comply with applicable U.S. and foreign regulations, we or our partners could lose approvals we or our partners have been granted and our business would be seriously harmed.

Even after approval, any drug product we or our collaboration partners successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we or our collaboration partners are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, regulatory approvals similar to FDA approval. Any manufacturer we or our collaboration partners use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We and our collaboration partners are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the product as modified may be marketed.

If we or our collaboration partners fail to comply with applicable continuing regulatory requirements, we or our collaboration partners may be subject to civil penalties, suspension or withdrawal of any regulatory approval obtained, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties.

If we or our partners fail to comply with ongoing regulatory requirements after receipt of approval to commercialize a product, we or our partners may be subject to significant sanctions imposed by the FDA, EMEA or other U.S. and foreign regulatory authorities.

The research, testing, manufacturing and marketing of drug candidates and products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions. These enforcement actions may include without limitation:

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

The imposition of one or more of these sanctions on us or one of our partners could have a material adverse effect on our business.

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

As of February 13, 2009, Novartis owned approximately 55% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, in addition to its contractual approval rights, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

•	the election of directors;

•	any amendment of our restated certificate of incorporation or amended and restated by-laws;

•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit our other stockholders.

We expect that after consummation of the GSK license agreement with GSK and immediately after the issuance of 2,475,728 shares of our common stock to GSK, Novartis will own approximately 53% of our outstanding common stock.

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

In January 2009, we also amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment. This amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Additionally, in January 2009, we also amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the execution of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment. This letter amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, which we refer to as the stock purchase agreement, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders, and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

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

We currently depend on Novartis for substantially all our revenues and for the commercialization of Tyzeka®/Sebivo® and for support in the development of drug candidates Novartis has licensed from us. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

In May 2003, we received a $75.0 million license fee from Novartis in connection with the license to Novartis of our then HBV drug candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007, we received an additional $10.0 million milestone payment for regulatory approval of Sebivo® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional drug candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. As a result, we received a $25.0 million license fee from Novartis and the right to receive up to an additional $45.0 million in license fee payments upon advancement of an HCV drug candidate into phase III clinical trials. Assuming we continue to successfully develop and commercialize our drug candidates licensed by Novartis (other than valopicitabine), under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these drug candidates and additional milestone payments from Novartis. Additionally, if any of the drug candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license with respect to other drug candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such drug candidates in accordance with development plans mutually agreed with Novartis.

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

Novartis may terminate the development and commercialization agreement in any country or with respect to any product or drug candidate licensed under the development and commercialization agreement for any reason with six months written notice. If the development and commercialization agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators or partners, our business would be materially adversely affected.

Novartis has the option to license from us drug candidates we discover, or in some cases, acquire. If Novartis does not exercise its option with respect to a drug candidate, our development, manufacture and/or commercialization of such drug candidate may be substantially delayed or limited.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. Novartis waived its option to license any NNRTI compound developed by us, including IDX899, allowing us to enter into the GSK license agreement with GSK in February 2009.

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

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development and commercialization agreement and the stock purchase agreement. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV and HBV drug candidates, including representations regarding our ownership of and licensed rights to the inventions and discoveries relating to such drug candidates. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis may be substantial.

In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV drug candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us, and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV drug candidates and may assert that such losses include the settlement payments.

In July 2008, we, our CEO, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us, and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV drug candidates and may assert that such losses include the settlement payments.

If we materially breach our obligations or covenants arising under the development and commercialization agreement with Novartis, we may lose our rights to develop or commercialize our drug candidates.

We have significant obligations to Novartis under the development and commercialization agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development and commercialization agreement include covenants relating to payment of our required portion of development expenses under the development and commercialization agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreement were terminated. Accordingly, if we materially breach our obligations under the development and commercialization agreement, we may lose our rights to develop our drug candidates or commercialize our successfully developed products and receive lower payments from Novartis than we had anticipated.

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we expect to issue to GSK upon consummation of the GSK license agreement and GSK stock purchase agreement.

If Novartis terminates or fails to perform its obligations under the development and commercialization agreement, we may not be able to successfully commercialize our drug candidates licensed to Novartis and the development and commercialization of our other drug candidates could be delayed, curtailed or terminated.

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

In addition, Novartis has the right to terminate the development and commercialization agreement with respect to any product, drug candidate or country with six months written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected drug candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the drug candidate, and we may not be successful in entering into a collaboration with another third party.

Novartis has the right to market and sell products that compete with the drug candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.

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

Factors Related to Our Dependence on Third Parties

If we seek to enter into collaboration agreements for any drug candidates other than those licensed to Novartis and GSK and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

Our license agreement with GSK is important to our business. The royalties and other payments we receive under our licensing arrangement with GSK could be delayed, reduced or terminated if GSK terminates or fails to perform its obligations under its agreement with us or if GSK is unsuccessful in its sales efforts.

In February 2009, we entered into the GSK licensing agreement under which we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Assuming the GSK license agreement is consummated, our revenues under this licensing agreement consist primarily of development milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including IDX899, by GSK, its affiliates and sublicensees. Payments and royalties under this agreement depend solely on GSK’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If GSK does not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.

If GSK was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties and other payments we receive under the GSK license agreement could decrease or cease. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from GSK and/or revenues from product sales, if any, could be delayed, reduced or terminated.

Our collaborations with outside scientists may be subject to restriction and change.

We work with chemists and biologists at academic and other institutions that assist us in our research and development efforts. Many of our drug candidates were discovered with the research and development assistance of these chemists and biologists. Many of the scientists who have contributed to the discovery and development of our drug candidates are not our employees and may have other commitments that would limit their future availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We have depended on third-party manufacturers to manufacture products for us. If in the future we manufacture any of our products, we will be required to incur significant costs and devote significant efforts to establish these capabilities.

We have relied upon third parties to produce material for preclinical and clinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements of those materials on acceptable terms, if at all. We also expect to rely upon other third parties to produce materials required for clinical trials and for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Factors Related to Patents and Licenses

If we are unable to adequately protect our patents and licenses related to our drug candidates, or if we infringe the rights of others, it may not be possible to successfully commercialize products that we develop.

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

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our drug candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product or drug candidates or for their uses. In the event that a third party has also filed a U.S. patent application covering our product or drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of HBV.

Pursuant to the UAB license agreement, we were granted an exclusive license to the rights that the 1998 licensors have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million.

In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor drug candidates IDX184 and IDX102. We have filed U.S. and foreign patent applications related to IDX184 and IDX102 themselves, as well as to methods of treating HCV with IDX184 and IDX102. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside polymerase inhibitors including compounds that relate to IDX184 and IDX102.

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available at all or on commercially reasonable terms.

In accordance with our patent strategy, we are attempting to obtain patent protection for our HIV drug candidate IDX899. We have filed U.S. and foreign patent applications directed to IDX899 itself, as well as methods of treating HIV with IDX899. A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV that could materially affect the ability to develop and commercialize Tyzeka®/Sebivo®, and other drug candidates we may develop in the future. For example, we are aware that Apath, LLC has obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV drug candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV drug candidates.

If we find that any drug candidates we are developing should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement or inducement of infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to provide the required or desired package labeling, which may not be available on commercially reasonable terms or at all.

Litigation and disputes related to intellectual property matters occur frequently in the biopharmaceutical industry. Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate. Such litigation could take place in the United States in a federal court or in the U.S. Patent Office. The litigation could also take place in a foreign country, in either the courts or the patent office of that country.

Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover products we successfully develop. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	ownership of patents and patent applications;

•	the patentability of our inventions relating to our products and drug candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our products and drug candidates.

Even if we are successful in these proceedings, we may incur substantial cost and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

In May 2004, we and our chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our CEO during the period from November 1999 to November 2002, at which time our CEO was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine, IDX102 and IDX184.

Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our CEO during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.

Our success will also depend in part on our ability to avoid infringement of the patent rights of others. If it is determined that we do infringe a patent right of another, we may be required to seek a license (which may not be available on commercially reasonable terms or at all), defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we are not successful in infringement litigation and we do not license or develop non-infringing technology, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our drug candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If any of our agreements that grant us the exclusive right to make, use and sell our drug candidates are terminated, we and/or collaboration partners may be unable to develop or commercialize our drug candidates.

We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to GSK as relates to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates without the permission of the co-owners. Under our license agreement, as amended, with the University of Cagliari, we and GSK have the right to exploit and license our co-owned drug candidates without the permission of the co-owners. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, GSK or other third parties our rights in our products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.

Under U.S. law, a co-owner has the right to prevent the other co-owner from suing infringers by refusing to join voluntarily in a suit to enforce a patent. Our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari provide that such parties will cooperate to enforce our jointly owned patents on our products or drug candidates. If these agreements terminate or the parties’ cooperation is not given or is withdrawn, or they refuse to join in litigation that requires their participation, we may not be able to enforce these patent rights or protect our markets.

If our cooperative research agreement with the University of Cagliari is terminated for breach, we may be unable to utilize research results arising out of that work prior to the termination.

Our cooperative research agreement with the University of Cagliari, as amended, grants us the exclusive right to directly or indirectly use or license to Novartis, GSK or other third parties the results of research obtained from the cooperative effort, in exchange for a fixed royalty. If the cooperative research agreement is terminated for breach, our exclusive right to use the research results will also terminate, unless those rights are also granted under a separate license agreement. Our cooperative agreement with the University of Cagliari currently expires in January 2011 and can only be renewed by the written consent of both parties. If the agreement is not renewed, there is no guarantee that the University of Cagliari will agree to transfer rights to any of the research results into a separate license agreement on termination of the research program, or that it will agree to do so on reasonable commercial terms.

Factors Related to Our Common Stock

Sales of additional shares of our common stock could result in dilution to existing stockholders and cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of February 13, 2009 we had 56,585,892 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 5,488,168 shares of common stock with a weighted average exercise price of $8.49 per share.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;

•	realization of license fees and achievement of preclinical and clinical milestones and sales thresholds under the GSK license agreement;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our drug candidates;

•	the results of ongoing and planned clinical trials of our drug candidates, including the ongoing phase I/II, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and antiviral activity of IDX184 in treatment-naïve adult patients infected with HCV;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our collaboration with Novartis;

•	our collaboration with GSK;

•	the results of our ongoing phase I/II, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and antiviral activity of IDX184 in treatment-naïve adult patients infected with HCV;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation or conclusion of litigation to enforce or defend any of our assets; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 130,000 square feet of office and laboratory space. Our major leased properties are described below:

Lease
Property Location	Approximate Square Feet	Use	Expiration Date

Cambridge, MA	49,912 sq ft	Office Headquarters	March 2010
	39,014 sq ft	Office and Laboratory	December 2013
Montpellier, France	35,215 sq ft	Office and Laboratory	April 2017

During 2008, we subleased portions of our office headquarters in Cambridge, MA to two third-parties.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX.” On February 13, 2009 the closing price of our common stock, as reported on the NASDAQ Global Market, was $5.39 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low

2008
First quarter	$5.59	$2.57
Second quarter	$7.50	$5.05
Third quarter	$10.10	$6.52
Fourth quarter	$7.27	$3.36
2007
First quarter	$10.83	$7.18
Second quarter	$8.24	$5.76
Third quarter	$6.07	$2.29
Fourth quarter	$3.30	$2.10

Stockholders

On February 13, 2009, we had approximately 62 stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to declare or pay cash dividends.

Repurchase of Securities

None.

Item 6.	Selected Consolidated Financial Data

The following selected financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$10,049	$68,028	$67,377	$64,718	$95,389
Operating expenses
Cost of sales	1,745	2,001	62	—	—
Research and development	53,887	85,839	96,080	86,590	79,979
Selling, general and administrative	27,130	63,348	56,954	33,657	23,603
Restructuring and impairment charges	297	8,744	—	—	—

Total operating expenses	83,059	159,932	153,096	120,247	103,582

Loss from operations	(73,010)	(91,904)	(85,719)	(55,529)	(8,193)
Investment and other income, net	781	6,387	9,487	4,038	1,383
Gain on sale of equity securities	—	3,500	—	—	—
Income tax benefit (expense)	2,023	(498)	1,145	714	566

Net loss	$(70,206)	$(82,515)	$(75,087)	$(50,777)	$(6,244)

Basic and diluted net loss per common share	$(1.24)	$(1.47)	$(1.34)	$(1.03)	$(0.15)
Shares used in computing basic and diluted net loss per common share	56,403	56,169	56,005	49,395	41,369

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,509	$48,260	$55,892	$83,733	$42,083
Working capital	30,465	72,985	110,159	167,069	70,123
Total assets	79,780	160,540	228,465	277,657	187,118
Deferred revenue	4,272	4,272	4,272	4,272	4,272
Deferred revenue, related party, currrent	5,965	8,372	13,490	9,695	9,695
Deferred revenue, related party, net of current portion	35,790	41,861	40,471	29,089	38,779
Long-term obligations	12,789	14,835	2,251	2,792	3,691
Accumulated deficit	(508,962)	(438,756)	(355,941)	(280,854)	(230,077)
Total stockholders’ equity	7,353	68,838	142,025	206,887	109,058

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, we have successfully developed and received regulatory approval for telbivudine (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis, and have discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate for the treatment of HIV that we licensed to GlaxoSmithKline, or GSK, in February 2009. The GSK license agreement is subject to certain closing conditions. Our current research and development focus is on the treatment of hepatitis C virus, or HCV. We currently have a nucleoside/nucleotide prodrug candidate, IDX184, for the treatment of HCV in proof-of-concept clinical testing. We also have HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Clinical candidates have been selected from each of these two discovery programs and are currently undergoing IND-enabling preclinical testing.

The following table summarizes key information regarding Tyzeka®/Sebivo® and our pipeline of drug candidates:

Indication	Product/Drug Candidates/Programs	Description

HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)	Novartis has all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	IDX899 (non-nucleoside reverse transcriptase inhibitor or NNRTI)	In 2008, we successfully completed a proof-of-concept clinical study of IDX899 in treatment-naïve HIV infected patients. In February 2009, we granted GSK an exclusive license to develop, manufacture and commercialize IDX899. The GSK license agreement is subject to certain closing conditions.

HCV	Discovery and development program	This program is focused on the three primary classes of drugs for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors and non-nucleoside polymerase inhibitors.

Indication	Product/Drug Candidates/Programs	Description

	IDX184 and IDX102 (nucleotide polymerase inhibitors)	The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors. We successfully completed a phase I study in October 2008 and are currently evaluating IDX184 in a proof-of-concept clinical study in treatment-naive HCV-genotype-1-infected patients. Additionally, we have submitted several CTAs in Europe for IDX184.

IDX102 is in late-stage preclinical development.

	IDX136 and IDX316 (protease inhibitors)	We have selected IDX136 and IDX316 as our lead clinical candidates from this program and are conducting IND-enabling pharmacology and toxicology studies. We plan to submit an IND in the United States and a CTA in Europe for a protease inhibitor drug candidate in 2009, assuming positive results from the IND-enabling preclinical studies.

	IDX375 (non-nucleoside polymerase inhibitor)	We have selected IDX375 as our lead clinical candidate from our non-nucleoside HCV polymerase inhibitor program. We are continuing IND-enabling pharmacology and toxicology studies and plan to submit an IND in the United States and a CTA in Europe for this drug candidate in 2009, assuming positive results from these studies.

All of our drug candidates are currently in preclinical or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. We anticipate that we will incur significant additional third-party research and development expenses that range from $200.0 to $500.0 million for each drug candidate prior to commercial launch. Our current estimates of additional third-party research and development expenses do not include the cost of phase IIIb/IV clinical trials and other clinical trials that are not required for regulatory approval. We use our employees and our infrastructure resources across several projects, including our product discovery efforts. We do not allocate our infrastructure costs on a project-by-project basis. As a result, we are unable to estimate the internal costs incurred to date for our drug candidates on a project-by-project basis.

Pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the development and commercialization agreement, described more fully below, after it licenses a drug candidate, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its exclusive right to license our drug candidates generally requires that Novartis exercise the option for each such drug candidate after early demonstration of activity and safety in a proof of concept clinical study. The expenses associated with phase III clinical trials generally are the most costly component in the development of a successful new product.

Pursuant to the license agreement we entered into with GSK in February 2009, which we refer to as the GSK license agreement, described more fully below, GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. We do not expect to incur any additional development costs relating to our NNRTI program, including IDX899.

Set forth below are the third-party research and development expenses incurred for the years ended December 31, 2006, 2007 and 2008 in connection with our significant preclinical studies and clinical trials:

Disease	Product/Drug	Years Ended December 31,
Indication	Candidate	2006	2007	2008
		(In thousands)

HBV	Tyzeka®/Sebivo®	$36,310	$24,147	$265
HBV	Valtorcitabine	3,726	1,515	21
HCV	Valopicitabine	11,489	6,196	87
HCV	IDX184 and IDX102	—	3,984	7,004
HCV	Preclinical discovery program	—	243	7,222
HIV	IDX899	5,817	8,824	3,978

		$57,342	$44,909	$18,577

We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with the $34.0 million payment expected to be received from GSK in 2009, assuming the GSK license agreement is consummated, and royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. If we do not receive the $34.0 million payment from GSK, we would be able to reduce expenditures to preserve our cash balance and fund operations for at least the next twelve months. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

Novartis Collaboration

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. The collaboration includes the development, license and commercialization agreement, as amended and the master manufacturing and supply agreement between us and Novartis.

Under the collaboration, Novartis paid us a license fee of $75.0 million for our HBV product and drug candidate, Tyzeka®/Sebivo® and valtorcitabine, respectively, and provided development funding for Tyzeka®/Sebivo® and valtorcitabine. We also received payments of $20.0 million for achieving two regulatory milestones in 2007. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage will vary based upon the territory and the aggregate dollar amount of net sales. Currently, Tyzeka®/Sebivo® has received regulatory approval for the treatment of patients with chronic hepatitis B in more than 50 countries around the world, including the United States, China, Switzerland and the countries included in the European Union. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine from Novartis.

Under the development and commercialization agreement, Novartis exercised its option to license valopicitabine for the treatment of HCV and paid us a license fee of $25.0 million, a $25.0 million milestone payment based upon results from our phase I clinical trial and provided development funding for the drug candidate. In July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine. As a result, we do not expect to receive any additional license fees or milestone payments for valopicitabine from Novartis.

In addition to the collaboration described above, Novartis purchased approximately 54% of our outstanding capital stock in May 2003 from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares. As of February 13, 2009, Novartis owns approximately 55% of our outstanding common stock.

We derived substantially all of our total revenues from Novartis in 2008, 2007 and 2006 through the recognition of license fees, milestone payments, development expense reimbursements, Tyzeka® product sales in the United States prior to October 2007, Sebivo® product sales outside of the United States prior to October 2007 and royalty payments associated with the sales of Tyzeka®/Sebivo®. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues include additional development expense funding for our HCV drug candidate and other drug candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed drug candidates.

GSK Collaboration

In February 2009, we entered into the following agreements with GSK:

•	a license agreement whereby we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis; and

•	a stock purchase agreement, which we refer to as the GSK stock purchase agreement, under which GSK will purchase 2,475,728 shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87.

Pursuant to the GSK license agreement, GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement.

Under the GSK license agreement and the GSK stock purchase agreement, we anticipate receiving a $34.0 million payment in 2009, which includes the $17.0 million payment under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in development, regulatory and sales milestones. We also will be entitled to receive double-digit tiered royalties on worldwide sales of products containing IDX899. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK develops any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development. Royalties are payable until the later to occur of: (i) the last-to-expire of specified patent rights in a country; or (ii) ten (10) years after the first commercial sale of a product in such country, provided that if royalties are payable solely on the basis of the ten-year anniversary of the first commercial sale of a product, each of the respective royalty rates in such country would be reduced by one-half. Royalties for combination products are determined based on the contribution of the licensed compound to the overall sales or value of the combination product. In addition, royalties payable under the GSK license agreement will be subject to reduction on account of third party license payments or generic competition, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. The royalties will also be subject to reduction in the event that in a calendar quarter the fully allocated cost of goods for the manufacture of a product sold in certain countries as a percentage of the net sales of such product exceeds a specified threshold. The GSK license agreement is subject to certain closing conditions, including HSR clearance.

Of the $34.0 million payment we anticipate receiving, GSK will make a one-time cash payment of $17.0 million and will purchase 2,475,728 shares of our common stock at an aggregate purchase price of

$17.0 million, or a per share price of $6.87. Under the terms of a stock purchase agreement entered into with GSK relating to the purchase of our capital stock, we have agreed to file with the SEC, within 90 days following the date of the closing, a registration statement covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date. The GSK stock purchase agreement may be terminated under the following conditions:

•	by mutual written agreement of the parties;

•	by either party if a closing does not occur within 90 days following the filings made in connection with the HSR clearance; or

•	by either us or GSK in the event that a governmental entity issues a final and nonappealable order, decree or injunction or takes any action to restrain, enjoin or prohibit the transactions contemplated by the GSK stock purchase agreement.

Until such time as we receive HSR clearance, we cannot guarantee that the GSK license agreement and GSK stock purchase agreement will become effective and therefore we cannot guarantee that we will receive the $34.0 million payment.

GSK may terminate the license agreement, in its sole discretion, by providing us with 90 days written notice. If either we or GSK materially breach the GSK license agreement and do not cure such breach within 60 days, the non-breaching party may terminate the GSK license agreement in its entirety. Either party may also terminate the GSK license agreement, effective immediately if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. We may terminate the GSK license agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK license agreement.

Under the GSK license agreement and the GSK stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to GSK, we would be in breach of these agreements. In the event of a breach by us, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to GSK may be substantial.

Novartis waived certain rights under the development and commercialization agreement. Specifically, subject to certain retained rights, Novartis waived its rights to the intellectual property that covers the compounds licensed to GSK. Novartis also agreed that the compounds licensed to GSK are deemed rejected compounds under the development and commercialization agreement. In addition, we represented and warranted to Novartis that neither we nor our affiliates or licensees (or their successors and assigns) would assert infringement claims against Novartis or certain of its related entities (or their successors and assigns) if such entities exercise limited rights under a subset of the patent rights licensed to GSK.

Pursuant to the amended and restated stockholders’ agreement, Novartis also executed a waiver and consent whereby Novartis:

•	consented to the sale by us of the 2,475,728 shares to GSK;

•	approved entering into the GSK license agreement;

•	waived its rights to buy a pro rata portion of the shares issued to GSK;

•	approved our granting of registration rights to GSK and waived its rights to participate in such registration; and

•	waived, until a certain time, its rights to request that we file a registration statement on Novartis’ behalf or include shares of our common stock owned by Novartis in any such registration statement filed on behalf of GSK.

These waivers and approvals are only effective if immediately after the issuance of the 2,475,728 shares to GSK, Novartis continues to hold over 50% of our common stock.

In January 2009, we also amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment. This amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Additionally, in January 2009, we also amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the execution of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment. This letter amendment will be null and void if the GSK license agreement and the GSK stock purchase agreement do not become effective.

Lastly, as part of the transactions with GSK, at the time of the effectiveness of the GSK license agreement, GSK will become a party to the cooperative research program and exclusive license agreement we have with the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we will make certain payments to the Universita degli Studi di Cagliari, or University of Cagliari, based on the $34.0 million payment expected to be received from GSK in 2009 and may make future payments to the University of Cagliari in certain instances. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall squarely within our existing arrangements with the University of Cagliari and no additional payments would be due by us.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Revenues for the years ended December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

Collaboration revenue — related party:
Reimbursement of research and development costs	$1,369	$41,933
License fee	5,561	13,535
Royalty revenue	2,885	617
Milestone revenue	—	10,000
Product revenue — rest of world	—	46
Profit sharing to related party	—	(1,380)

	9,815	64,751
Product sales, net	29	3,187
Government grants	205	90

Total revenues	$10,049	$68,028

Collaboration revenue — related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Effective October 1, 2007, as a result of the 2007 Amendment, collaboration revenue-related party is comprised of the following:

•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed drug candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.

Prior to October 1, 2007, collaboration revenue — related party that we had recognized from Novartis also included the following:

•	product revenue — rest of world which is comprised of amounts that Novartis would pay us for the supply of licensed products in countries other than the following: the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party which represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.

Collaboration revenue — related party was $9.8 million in the year ended December 31, 2008 as compared to $64.8 million in the same period in 2007. The majority of the decrease was due to $40.6 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Additionally, no milestone revenue was recognized in 2008 as compared to the same period in 2007. The decrease of $8.0 million in license fee revenue was primarily due to $4.0 million in lower revenue recognized in 2008 related to a milestone payment received in 2007 and $1.7 million related to the impact of Novartis’ stock subscription rights. The remainder of the decrease in license fee revenue was a result of adjusting the expected development period of our licensed product and drug candidates, which represents the period over which we recognized license fee revenue.

The $3.2 million decrease in product sales, net in 2008 was a result of the transfer to Novartis of our development, commercialization and manufacturing rights and obligations of telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in October 2007. We no longer record product sales revenue related to Tyzeka®/Sebivo®.

Cost of Sales

Cost of sales of $1.7 million in 2008 were substantially unchanged as compared to the same period in 2007.

Research and Development Expenses

Research and development expenses were $53.9 million in 2008 as compared to $85.8 million in the same period in 2007. The decrease was primarily due to $31.5 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. In addition, salaries and personnel related costs decreased by $3.8 million due to the reduction in headcount as part of the October 2007 restructuring. Expenses related to IDX899 decreased by $4.8 million primarily due to lower manufacturing expenses in 2008. Offsetting these amounts was an increase of $7.0 million related to the evaluation of compounds from our HCV preclinical discovery program in 2008.

We do not expect a significant increase in our research and development expenses for 2009 as compared to the amount incurred in 2008. Although we expect to incur additional expenses to complete the proof-of-concept clinical study for IDX184 and initiate clinical studies for two of our HCV drug candidates, we will not incur any expenses related to the development of our NNRTI program, including IDX899, due to the GSK license agreement, assuming the IDX899 licensing agreement is consummated.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.1 million in 2008 as compared to $63.3 million in the same period in 2007. The decrease was primarily due to $19.1 million in lower salaries and personnel related costs due to a reduction in headcount and consultants as part of the October 2007 restructuring. Additionally, sales and marketing expenses decreased by $11.1 million as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka®/Sebivo®. In 2008, we also had $3.8 million in lower depreciation expense mainly due to recording accelerated depreciation in 2007 related to enterprise software that was no longer needed with the transfer of our commercialization and development activities to Novartis in October 2007.

We expect general and administrative expenses in 2009 to be consistent with expenses incurred in 2008.

Restructuring and Impairment Charges

Restructuring and impairment charges were $0.3 million in 2008 as compared to $8.7 million in the same period in 2007. In conjunction with the 2007 Amendment in September 2007, we reduced our workforce by approximately 100 positions and as a result recorded a charge of $8.7 million in the year ended December 31, 2007. This charge consisted primarily of $6.6 million in employee severance benefits and stock-based compensation due to accelerated vesting of stock options and $2.1 million related to the impairment of certain assets. In 2008, $1.8 million in employee severance benefits were paid.

Investment and Other Income, Net

Investment and other income, net was $0.8 million in 2008 as compared to $6.4 million in the same period in 2007. The decrease was primarily the result of lower average cash and marketable securities balances held during the year ended December 31, 2008 due to the use of cash for operations. Additionally, we recognized realized losses of $0.6 million related to the sale of securities and $0.5 million in impairment charges related to securities that we classified as available-for-sale.

Gain on Sale of Equity Securities

In October 2007, we sold the equity securities we held in Pharmasset, Inc., or Pharmasset, for net proceeds of $4.0 million and realized a gain of $3.5 million on the sale.

Income Taxes

The income tax benefit was $2.0 million in 2008 as compared to income tax expense of $0.5 million in the same period in 2007. The income tax benefit in 2008 was primarily due to research and development credits our French subsidiary is expected to receive for the year ended December 31, 2008. The income tax expense in 2007 was primarily due to $1.4 million of expense recognized for uncertain tax positions offset by a benefit recorded for research and development credits our French subsidiary is expected to receive for the year ended December 31, 2007.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Revenues for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Collaboration revenue — related party
Reimbursement of research and development costs	$41,933	$54,858
License fee revenue	13,535	12,049
Royalty revenue	617	—
Milestone revenue	10,000	—
Product revenue — rest of world	46	—
Profit-sharing to related party	(1,380)	(183)

	64,751	66,724
Product sales, net	3,187	424
Government grants	90	229

Total revenues	$68,028	$67,377

Collaboration revenue-related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Effective October 1, 2007, as a result of the 2007 Amendment, collaboration revenue-related party is comprised of the following:

•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis;

•	license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed drug candidates;

•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.

Prior to October 1, 2007, collaboration revenue-related party that we had recognized from Novartis also included the following:

•	product revenue — rest of world which is comprised of amounts that Novartis would pay us for the supply of licensed products in countries other than the following: the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and

•	profit sharing to related party which represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue.

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

Restructuring and Impairment Charges

As a result of the 2007 Amendment, we announced a restructuring of our operations and enacted a workforce reduction of approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. In connection with the restructuring, we recorded restructuring and impairment charges of $8.7 million in 2007. This charge consisted primarily of $6.6 million in employee severance benefits, which were fully paid as of December 31, 2008, and stock-based compensation due to accelerated vesting of stock options and $2.1 million related to the impairment of certain assets.

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

Income Taxes

The income tax expense was approximately $0.5 million in 2007 as compared with a tax benefit of approximately $1.1 million in 2006. During the fourth quarter of 2007, we re-assessed an uncertain tax position related to our international operations. As a result, we recorded $1.8 million of expense associated with this uncertain tax position including $1.3 million associated with prior years which consisted of expense, interest and penalties. Of the total charge recorded, $0.4 million was classified as investment and other income, net consistent with our policy for the classification of interest and penalties. We determined that the amount related to prior years was not material to our 2007 results. If our estimates related to this matter change, this amount may be adjusted accordingly in future periods. We also incurred a $0.3 million increase in our accumulated deficit due to the adoption of Financial Accounting Standards Board Interpretation, or FIN No. 48, Accounting for Uncertain Tax Positions.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	collections on sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public offerings;

•	net proceeds from concurrent private placements of our common stock in July 2004 and in October 2005; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We believe that our current cash and cash equivalents and marketable securities together with the $34.0 million payment expected to be received from GSK in 2009, assuming the IDX899 licensing agreement is consummated, and royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. If we do not receive the $34.0 million payment from GSK, we would be able to reduce expenditures to preserve our cash balance and fund operations for at least the next twelve months. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

We had total cash, cash equivalents and marketable securities of $46.1 million and $112.0 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, we had $41.5 million, or 90% of our total cash balance, in cash and cash equivalents, $1.4 million in current marketable securities and $3.2 million in non-current marketable securities. As of December 31, 2007, we had $48.3 million in cash and cash equivalents, $39.8 in current marketable securities and $23.9 million in non-current marketable securities.

As of December 31, 2008, our cash, cash equivalents and marketable securities are invested in government funds, federal and corporate bonds, mortgage and asset backed obligations as well as an auction rate security. We invest our excess cash balances in short-term and long-term marketable debt securities that meet high credit quality standards, as specified in our investment policy. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity, however, due to the recent distress in the financial markets, certain investments have diminished liquidity and declined in value. As of December 31, 2008, we recognized $0.5 million in impairment charges related to an asset backed security with a par value of $1.5 million and an auction rate security with a par value of $1.9 million. In 2008, these securities declined in value and we did not have the intent or ability to hold the securities to maturity. The losses in the securities were deemed to be other-than-temporary and we recognized a loss in our consolidated statement of operations. Due to the failed auctions related to our auction rate security in 2008 and the continued uncertainty in the credit markets, the market value of these securities may decline further and may prevent us from liquidating our holdings.

Net cash used in operating activities was $62.8 million, $70.7 million and $48.8 million in 2008, 2007 and 2006, respectively. The decrease in cash used in operating activities in 2008 compared to 2007 was due primarily to less operating expenses, excluding non-cash expenses, in 2008 as a result of the transfer of Tyzeka®/Sebivo® to Novartis in October 2007. The increase in cash used in operating activities in 2007 compared to 2006 was due primarily to the increase in operating expenses associated with the commercialization of Tyzeka®/Sebivo® and to payments made in connection with the restructuring in September 2007.

Net cash provided by investing activities was $55.3 million, $63.0 million and $19.9 million in 2008, 2007 and 2006, respectively. The decrease in cash provided by investing activities in 2008 was due primarily to lower net proceeds from sales and maturities of our marketable securities as compared to 2007. The increase in cash provided by investing activities in 2007 as compared to 2006 was primarily due to net proceeds from sales and maturities and the sale of $4.0 million for our investment in the equity securities of Pharmasset.

Net cash provided by financing activities was $0.8 million, $0.2 million and $1.0 million in 2008, 2007 and 2006, respectively. The net cash provided by financing activities in 2008, 2007 and 2006 was primarily due to the exercise of stock options by employees.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
			(In thousands)

Operating leases	$14,352	$3,399	$4,601	$4,061	$2,291
Consulting and other agreements	1,801	1,282	519	—	—
Long-term obligations	10,749	—	1,186	2,000	7,563

Total contractual obligations	$26,902	$4,681	$6,306	$6,061	$9,854

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

We have certain potential payment obligations relating to our HBV and HCV product and drug candidates as well as uncertain tax positions of $0.9 million as of December 31, 2008. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments will be made. Our obligations related to HBV and HCV product and drug candidates are described below.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of the University of Alabama at Birmingham, or UAB, Emory University and the Le Centre National de la Recherche Scientifique, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.

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

Additionally, in connection with the resolution of matters relating to certain of our HCV drug candidates we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our CEO during the period from November 1, 1999 to November 1, 2000. This settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment equal to $12.0 million.

Further, we have potential payment obligations under the license agreement with the University of Cagliari pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We will make certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment we expect to receive in 2009 from GSK under the GSK license agreement. We are also liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology.

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. The settlement agreement which we entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo.

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. However, we believe that the following critical accounting policies are important to the understanding and evaluating of our reported financial results.

Revenue Recognition

We recognize revenues relating to our collaborative research and development arrangements in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. If we do not believe that collection of amounts billed, or amounts to be billed to our collaborators, is reasonably assured, then we defer revenue recognition.

Collaboration Revenue — Collaboration revenue consists of nonrefundable license fees, milestones, collaborative research and development funding and royalties received from our collaborative partners. We account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets under Emerging Issues Task Force, or EITF, No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the expected development period as we complete our performance obligations. When our level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. Payments received from collaborative partners for research and development efforts by us are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs.

Revenues from milestones related to an arrangement under which we have continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as we complete our performance obligations.

Where we have no continuing involvement under a collaborative arrangement, we record non-refundable license fee revenue when we have a contractual right to receive the payment, in accordance with the terms of the license agreement, and we record milestones when we receive appropriate notification from the collaborative partner of achievement of the milestones by the collaborative partner.

Collaboration Revenue — Related Party — In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. This agreement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition, or SAB 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees as such participation relates to the commercialization of drug candidates is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has and continues to possess the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization is inconsequential.

We recognize license fee payments over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed product and drug candidates and currently it is estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 Equity Incentive Plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, is recorded as a reduction of the license fees associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership. For the year ended December 31 2008, the impact of Novartis’ stock subscription rights has reduced the license fee by $2.9 million, which has been recorded as additional paid-in capital. Of this amount, $1.2 million has been recorded as a reduction of deferred revenue as of December 31, 2008 with the remaining amount of $1.7 million recorded as a reduction of license fee revenue. As of December 31, 2008, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $18.5 million, which has been recorded as additional paid-in capital. Of this amount, $6.6 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.9 million as a reduction of license fee revenue.

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®, which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

Deferred Revenue — In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million in deferred revenue on our consolidated balance sheet at December 31, 2008 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

Valuation and Impairment of Investments and/or Marketable Securities

As of January 1, 2008, we implemented Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157, for our financial assets and other items that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

With the exception of our holding in an auction rate security, our marketable securities are generally valued using information provided by a pricing service based on market observable information, or for money market investments, at calculated net asset values. Because our investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other sources and analyzing pricing data in certain instances.

Since our investment in an auction rate security typically does not actively trade, it was classified as Level 3 in accordance with SFAS No. 157. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount, and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the U.S. government.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations; professional service fees, such as attorneys and accountants; and investigators in conjunction with preclinical and clinical trials; fees paid to contract manufacturers in conjunction with the production of materials related to our drug candidates; and third party expenses relating to marketing efforts associated with commercialization of our product and drug candidates. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us and account for these estimates in accordance with accounting principles involving accrued expenses and income tax liabilities generally accepted in the United States.

Stock-Based Compensation

We recognize share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in our financial statements. We make assumptions related to the expected volatility of our stock and the expected term of the awards granted in order to value and expense our share-based compensation. The expected option term and expected volatility are determined by examining the expected option term and volatility of our own stock as well as those of similarly sized biotechnology companies. We review these assumptions periodically. The amounts recognized for stock-based compensation expense could vary depending upon changes in these assumptions.

Share-based compensation expense recognized in the consolidated statements of operations in 2008, 2007 and 2006 is based on awards ultimately expected to vest and should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During 2008, 2007 and 2006, because substantially all of the Company’s stock option grants vest monthly, no forfeiture assumption was applied.

We recognize compensation expense for stock options granted to non-employees in accordance with the requirements of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. EITF 96-18 requires such equity instruments to be recorded at their fair value at the measurement date, which is generally the vesting date of the instruments. Therefore, the measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Our equity incentive plans are administered by the compensation committee of our board of directors. The compensation committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees at an exercise price per share not less than the fair market value per share of common stock as determined by the board of directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of our common stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price not less than the fair market value per share of common stock as determined by the compensation committee on the date of grant. The compensation committee may also grant restricted stock and other stock-based awards on terms and conditions it may determine. These equity incentive plans are described more fully in Note 11 to the Consolidated Financial Statements.

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

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The potential change in fair value of our marketable securities for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $0.05 million to our interest rate sensitive instruments.

The primary objective of our investment activities is to preserve capital, while maintaining liquidity, until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our excess cash in high quality financial instruments, primarily money market funds, U.S. government guaranteed debt obligations and corporate debt securities. Due to the failed auctions related to our auction rate security in 2008 and the continued uncertainty in the credit markets, the market value of our securities may decline and may prevent us from liquidating our holdings.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The response to this Item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “Compensation of Directors” and “Sections 16(a) Beneficial Ownership Reporting and Compliance.”

Codes of Business Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our web site, www.idenix.com, and is available in print to any shareholder upon request. Information regarding any amendments to the Code of Business Conduct and Ethics will also be posted on our web site.

Item 11.	Executive Compensation

The response to this Item is incorporated herein by reference to our 2009 Proxy Statement under the captions “Compensation of Executive Officers”, “Compensation Interlocks and Insider Participation” and “Compensation Committee Report.”

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

The response to this Item is incorporated herein by reference to our 2009 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Equity Compensation Plan Information.”

Item 13.	Certain Relationships, Related Transactions and Director Independence

The response to this Item is incorporated herein by reference to our 2009 Proxy Statement under the captions “Certain Relationships and Related Transaction,” “Employment Agreements” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The response to this Item is incorporated herein by reference to our 2009 Proxy Statement under the captions “Audit Fees,” “Audit-Related Fees,” “All Other Fees” and “Pre-Approval Policies.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Idenix Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 4, 2009

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,509	$48,260
Restricted cash	411	411
Marketable securities	1,424	39,862
Receivables from related party	894	11,196
Income taxes receivable	3,526	224
Prepaid expenses and other current assets	2,277	3,766

Total current assets	50,041	103,719
Intangible asset, net	12,387	13,548
Property and equipment, net	13,238	15,460
Restricted cash, non-current	750	750
Marketable securities, non-current	3,145	23,882
Other assets	219	3,181

Total assets	$79,780	$160,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,868	$5,372
Accrued expenses	9,268	16,437
Deferred revenue, related party	5,965	8,372
Other current liabilities	475	553

Total current liabilities	19,576	30,734
Long-term obligations	12,789	14,835
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	35,790	41,861

Total liabilities	72,427	91,702
Commitments and contingencies (Note 12 and 18)
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2008 and 2007; 56,538,859 and 56,189,467 shares issued and outstanding at December 31, 2008 and 2007, respectively	57	56
Additional paid-in capital	515,883	506,800
Accumulated other comprehensive income	375	738
Accumulated deficit	(508,962)	(438,756)

Total stockholders’ equity	7,353	68,838

Total liabilities and stockholders’ equity	$79,780	$160,540

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Collaboration revenue — related party	$9,815	$64,751	$66,724
Other revenue	234	3,277	653

Total revenues	10,049	68,028	67,377
Operating expenses:
Cost of sales	1,745	2,001	62
Research and development	53,887	85,839	96,080
Selling, general and administrative	27,130	63,348	56,954
Restructuring and impairment charges	297	8,744	—

Total operating expenses	83,059	159,932	153,096

Loss from operations	(73,010)	(91,904)	(85,719)
Investment and other income, net	781	6,387	9,487
Gain on sale of equity securities	—	3,500	—

Loss before income taxes	(72,229)	(82,017)	(76,232)
Income tax benefit (expense)	2,023	(498)	1,145

Net loss	$(70,206)	$(82,515)	$(75,087)

Basic and diluted net loss per common share	$(1.24)	$(1.47)	$(1.34)
Shares used in computing basic and diluted net loss per common share	56,403	56,169	56,005

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2007, 2006

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Loss
	(In thousands, except share data)

Balance at December 31, 2005	55,813,275	$56	$488,340	$(320)	$(335)	$(280,854)	$206,887
Issuance of common stock upon exercise of stock options	260,612	—	892	—	—	—	892	—
Issuance of common stock upon vesting of stock options	14,442	—	44	—	—	—	44	—
Issuance of common stock with related party	3,303	—	54	—	—	—	54	—
Stock-based compensation for non-employees	—	—	30	—	—	—	30	—
Stock-based compensation	—	—	8,393	214	—	—	8,607	—
Antidilution shares contingently issuable to related party	—	—	25	—	—	—	25	—
Net loss	—	—	—	—	—	(75,087)	(75,087)	$(75,087)
Net change in unrealized holding gains on marketable securities	—	—	—	—	191	—	191	191
Cumulative translation adjustment	—	—	—	—	382	—	382	382

Comprehensive loss	—	—	—	—	—	—	—	$(74,514)

Balance at December 31, 2006	56,091,632	$56	$497,778	$(106)	$238	$(355,941)	$142,025

Issuance of common stock upon exercise of stock options	97,835	—	205	—	—	—	205	—
Stock-based compensation	—	—	8,625	106	—	—	8,731	—
Antidilution shares contingently issuable to related party	—	—	192	—	—	—	192	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	—	—	(300)	(300)	—
Net loss	—	—	—	—	—	(82,515)	(82,515)	$(82,515)
Net change in unrealized holding loss on marketable securities, net of tax	—	—	—	—	(62)	—	(62)	(62)
Cumulative translation adjustment	—	—	—	—	562	—	562	562

Comprehensive loss	—	—	—	—	—	—	—	$(82,015)

Balance at December 31, 2007	56,189,467	$56	$506,800	$—	$738	$(438,756)	$68,838

Issuance of common stock upon exercise of stock options	339,067	1	729	—	—	—	730	—
Issuance of common stock with related party	10,325	—	35	—	—	—	35	—
Stock-based compensation	—	—	5,402	—	—	—	5,402	—
Antidilution shares contingently issuable to related party	—	—	2,917	—	—	—	2,917	—
Net loss	—	—	—	—	—	(70,206)	(70,206)	$(70,206)
Net change in unrealized holding gain on marketable securities, net of tax	—	—	—	—	63	—	63	63
Cumulative translation adjustment	—	—	—	—	(426)	—	(426)	(426)

Comprehensive loss	—	—	—	—	—	—	—	$(70,569)

Balance at December 31, 2008	56,538,859	$57	$515,883	$—	$375	$(508,962)	$7,353

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(70,206)	$(82,515)	$(75,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,403	8,955	3,463
Stock-based compensation expense, including related to restructuring	5,402	8,731	8,637
Revenue adjustment for contingently issuable shares	1,714	83	12
Impairment charges	—	2,113	—
Gain on sale of equity securities	—	(3,500)	—
Other	1,166	45	—
Changes in operating assets and liabilities:
Receivables from related party	10,302	839	1,688
Income taxes receivable	(287)	(82)	(1,347)
Prepaid expenses and other current assets	2,001	4,558	(2,981)
Other assets	(279)	10	1,076
Accounts payable	(1,502)	(1,468)	1,146
Accrued expenses and other current liabilities	(7,173)	(4,379)	(60)
Deferred revenue, related party	(7,274)	(3,618)	15,189
Other liabilities	(2,021)	(451)	(569)

Net cash used in operating activities	(62,754)	(70,679)	(48,833)

Cash flows from investing activities:
Purchase of property and equipment	(2,250)	(7,299)	(9,561)
Purchases of marketable securities	(15,641)	(92,702)	(243,011)
Sales and maturities of marketable securities	73,211	159,017	272,496
Proceeds from sale of equity securities of Pharmasset, Inc	—	4,000	—

Net cash provided by investing activities	55,320	63,016	19,924

Cash flows from financing activities:
Proceeds from exercise of common stock options	730	205	902
Proceeds from issuance of common stock to related party	35	—	54

Net cash provided by financing activities	765	205	956
Effect of changes in exchange rates on cash and cash equivalents	(82)	(174)	112

Net decrease in cash and cash equivalents	(6,751)	(7,632)	(27,841)
Cash and cash equivalents at beginning of year	48,260	55,892	83,733

Cash and cash equivalents at end of year	$41,509	$48,260	$55,892

Supplemental disclosure of cash flow information:
Taxes paid	$132	$196	$144
Supplemental disclosure of noncash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	2,917	192	25
Accrued settlement amount	—	15,000	—

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, the Company has successfully developed and commercialized a drug (Tyzeka®/Sebivo®) for the treatment of hepatitis B virus that it licensed to Novartis Pharma AG (“Novartis”). The Company also has discovered and developed through proof-of-concept clinical testing a drug candidate (“IDX899”) for the treatment of human immunodeficiency virus (“HIV”). In February 2009, the Company entered into a license agreement (“GSK License Agreement”) with GlaxoSmithKline (“GSK”) to develop, manufacture and commercialize its NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. The Company’s current research and development focus is on the treatment of hepatitis C virus (“HCV”). The Company currently has a nucleoside/nucleotide prodrug candidate for the treatment of HCV in phase I clinical testing. It also has HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Clinical candidates have been selected from each of these two discovery programs and are currently undergoing IND-enabling preclinical studies.

In February 2009, the Company entered into the GSK License Agreement and a stock purchase agreement (“GSK Stock Purchase Agreement”) and pursuant to these agreements, the Company anticipates receiving a $34.0 million payment in 2009. Under the GSK License Agreement, the Company could also potentially receive up to $416.5 million in development, regulatory and sales milestones. The Company will also be eligible to receive double-digit tiered royalties on worldwide sales of products containing IDX899. Pursuant to the GSK License Agreement, GSK is solely responsible for the development, manufacture and commercialization of licensed compounds and products containing such compounds as detailed more fully in Note 19. Subject to certain conditions, GSK is also responsible for the prosecution of patents licensed to GSK under the GSK License Agreement. The GSK License Agreement is subject to certain closing conditions, including clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended (“HSR clearance”).

In May 2003, the Company entered into a development, license and commercialization agreement (“Development and Commercialization Agreement”) with Novartis relating to the worldwide development and commercialization of the Company’s drug candidates which Novartis licenses from the Company. In September 2007, the Company and Novartis amended the Development and Commercialization Agreement, which is referred to as the 2007 Amendment. Reference to the Development and Commercialization Agreement includes the 2003 original agreement, 2007 Amendment and all prior and subsequent amendments. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

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

The Company’s drug development programs and the potential commercialization of its drug candidates will require substantial cash to fund expenses that it will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts. The Company believes that its current cash and cash equivalents and marketable securities together with the $34.0 million payment expected to be received from GSK in 2009, assuming the GSK License Agreement is consummated, and royalty payments

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy its cash needs through at least the next twelve months. If the Company does not receive the $34.0 million payment from GSK, it has the ability to reduce expenditures to preserve its cash balance and fund operations for at least the next twelve months. The Company may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of the Company’s voting stock. The Company’s failure to obtain additional funding may require the Company to delay, reduce the scope of or eliminate one or more of its development programs.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and receivables from related party. The Company invests its excess cash, cash equivalents and marketable securities in debt instruments and interest bearing accounts at major U.S. financial institutions. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

At December 31, 2008 and 2007, all of the Company’s receivables from related party were due from Novartis. Included in the receivables from related party balances were reimbursements of development, regulatory and marketing expenditures and royalties associated with the sales of Tyzeka®/Sebivo® payable to the Company under the collaborative agreement with Novartis in the normal course of business. Revenue from Novartis represented substantially all of total revenues for the years ended December 31, 2008, 2007 and 2006.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its marketable securities with remaining final maturities of 12 months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. The Company classifies its marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. The Company classifies all of its marketable debt securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in investment and other income, net.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value below cost basis is other than temporary using available evidence regarding the Company’s investments. In the event that the cost basis of a security significantly exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and the Company’s intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded in the consolidated statement of operations and a new cost basis in the security is established.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, restricted cash, marketable securities, receivables from related party, accounts payable and accrued expenses, are carried in the consolidated financial statements at amounts that approximated their fair value as of December 31, 2008 and 2007 due to the short-term nature of these items.

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

With the exception of its holding in an auction rate security, the Company’s marketable securities were valued at December 31, 2008 using information provided by a pricing service based on market observable information, or for investments in money market accounts at calculated net asset values, and are therefore classified as Level 2.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by understanding the models used, obtaining market values from other sources and analyzing pricing data in certain instances.

As of December 31, 2008, the Company held one investment in an auction rate security. This security was classified as Level 3 in accordance with SFAS No. 157 and represented 7.0% of the total assets that were measured at fair value on a recurring basis as of December 31, 2008. The Company determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 2.87% per annum coupon rate, a 0.504% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of December 31, 2008. The Company also considered in determining the fair value that its holding in the auction rate security was backed by the U.S. government and that the security was rated Aaa at December 31, 2008. Due to the calculated fair value being less than the cost basis and the Company’s inability to hold the security until maturity, the Company recorded an impairment charge of $0.2 million in the quarter and year ended December 31, 2008.

The following table is the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Cash equivalents	$19,993	$—	$19,993
Marketable securities	2,834	—	2,834
Auction rate securities	—	1,710	1,710

	$22,827	$1,710	$24,537

The following table is a rollforward of the Company’s assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Year Ended
December 31, 2008
Fair Value
(In thousands)

Beginning balance	$11,050
Purchases, sales, and settlements	(9,150)
Total realized losses	(190)

Ending balance	$1,710

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment

At December 31, 2006, the Company held a long-term investment in equity securities of Pharmasset, Inc. (“Pharmasset”), a biotechnology company and classified this investment as available for sale in accordance with SFAS No. 115. The Company owned 333,333 shares of Pharmasset with a value of $4.1 million at September 30, 2007 which included an unrealized gain of $3.6 million that was recorded in accumulated other comprehensive income at September 30, 2007. In October 2007, the Company sold all its ownership in Pharmasset and realized a gain of $3.5 million.

Intangible Asset

The Company’s intangible asset relates to a settlement agreement entered into by and among the Company along with the Company’s Chief Executive Officer, in his individual capacity, the Universite Montpellier II (“University of Montpellier”) and Le Centre National de la Recherche Scientifique (“CNRS”), the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham (“UAB”), the University of Alabama Research Foundation (“UABRF”) and Emory University as described more fully in Note 12. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, includes a full release of all claims, contractual or otherwise, by the parties.

The Company is amortizing $15.0 million related to this settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The $15.0 million asset consists of the $4.0 million upfront payment and $11.0 million of accrued minimum payments. The amount of amortization each period is determined as the greater of straight-line or economic consumption. Amortization expense pertaining to the asset was $1.2 million and $1.5 million for the year ended December 31, 2008 and 2007, respectively, which was recorded in cost of sales. As of December 31, 2008, accumulated amortization was $2.6 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2013 and $6.6 million through the remaining term of the expected economic benefit of the asset.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS No. 144”). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

No impairment charge was recognized for the year ended December 31, 2008. During the year ended December 31, 2007, as a result of the Company’s restructuring announced in September 2007, the Company recorded an impairment charge of $2.1 million for certain enterprise software assets that were recorded in construction-in-progress and not placed into service as a result of the restructuring. The Company also recorded

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated depreciation expense of $2.8 million on certain enterprise software assets that would no longer be used following the transition of commercialization and development activities to Novartis.

Revenue Recognition

The Company recognizes revenues relating to its collaborative research and development arrangements in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). The Company records revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Collaboration Revenue — Collaboration revenue consists of non-refundable license fees, milestones, collaborative research and development funding and royalties received from the Company’s collaborative partners. The Company accounts for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets under Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverable, (“EITF No. 00-21”). The provisions of EITF No. 00-21 apply to revenue arrangements entered into on or after July 1, 2003.

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

Collaboration Revenue — Related Party — The Company entered into a collaboration arrangement with Novartis in May 2003, referred to as the Development and Commercialization Agreement. This agreement has several joint committees in which the Company and Novartis participate. The Company participates in these committees as a means to govern or protect its interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB 101, which was the applicable revenue guidance at the time the collaboration was entered into, the Company’s revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the Development and Commercialization Agreement. The Company has not attributed revenue to its involvement in the committees following the commercialization of the licensed products as the Company has determined that its participation on the committees as such participation relates to the commercialization of drug candidates is protective. The Company’s determination is based in part on the fact that its expertise is, and has been, the discovery

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has and continues to possess the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, the Company believes its obligation post commercialization is inconsequential.

The Company recognizes license fee payments over the performance period of its continuing obligations. This period is estimated based on current judgments related to the product development timeline of its licensed product and drug candidates and currently estimated to be approximately twelve and a half years following the effective date of the Development and Commercialization Agreement that the Company entered into with Novartis, or December 2015. This policy is described more fully in Note 3.

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

Prior to October 1, 2007, the Company had a commercial collaboration profit-sharing arrangement with Novartis on Tyzeka® sales in the United States. In this arrangement, the Company co-promoted Tyzeka® with Novartis in the United States, but the Company had primary responsibility for U.S. commercialization. As a result, the Company recorded net product sales and related production costs for the Company’s U.S. commercial collaboration in the statement of operations on a gross basis since the Company had the inventory and credit risk, and met the criteria as a principal in the transaction. The Company recorded the U.S. commercial collaboration profit-sharing expense with Novartis as a reduction of collaboration revenue — related party.

Product Sales — Product sales consisted of sales of Tyzeka® in the United States. In September 2007, the Company amended its Development and Commercialization Agreement with Novartis (Note 3) in which Novartis assumed sole responsibility for product sales of Tyzeka®/Sebivo® on a worldwide basis beginning on October 1, 2007. As a result, the Company no longer records product sales of Tyzeka®.

Prior to October 1, 2007, revenues from product sales were recognized when the product was shipped and title and risk of ownership had transferred to the customer, typically upon delivery. Product sales were recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, government-related rebates, such as Medicaid, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. The Company estimated its deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate.

Government Grants — Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

Research and Development Expenses

All costs associated with internal research and development and external research and development services, including preclinical and clinical trial studies are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and stock-based compensation related to employees involved in the Company’s research and development.

Patents

All costs to secure and defend patents are expensed as incurred.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company recognizes share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in the Company’s financial statements.

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

In January 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions (“FIN No. 48”). FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of stockholders’ equity and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2008, 2007 and 2006.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss per Common Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis subscription rights (Note 3) and restricted stock awards.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS No. 131”) requires companies to report information about the annual financial statements of operating segments. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management of the Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in only one reportable segment.

3.	Novartis Relationship

Overview

In May 2003, the Company entered into a collaboration with Novartis relating to the worldwide development and commercialization of the Company’s drug candidates. The collaboration includes the Development and Commercialization Agreement and the master manufacturing and supply agreement between the Company and Novartis.

In July 2007, the Company announced that the FDA had placed on clinical hold in the United States the Company’s development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. The Company subsequently discontinued the development of valopicitabine. As a result, the Company does not expect to receive any additional license fees or milestone payments for valopicitabine from Novartis.

In September 2007, the Company entered into an amendment to the Development and Commercialization Agreement, which is referred to as the 2007 Amendment. Pursuant to the 2007 Amendment, the Company transferred to Novartis its development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. The Company does not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine. Effective October 1, 2007, the Company began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. Novartis is solely responsible for development and commercialization expenses relating to telbivudine effective as of October 1, 2007. The Company recognized $2.9 million and $0.6 million in royalty income from Novartis’ sales of Tyzeka®/Sebivo® during the year ended December 31, 2008 and 2007, respectively. Novartis shall also be responsible for certain costs associated with the transition of third party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities.

To date, the sum of non-refundable payments received from Novartis, totaling $117.2 million, has been recorded as license fees and is being recognized over the development period of the licensed drug candidates. The Company has received from Novartis a $25.0 million license fee for valopicitabine, a $75.0 million license fee for Tyzeka®/Sebivo® and valtorcitabine, offset by $0.1 million in interest costs, and a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia. The Company included this reimbursement as part of the license fee for accounting purposes because Novartis required

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the repurchase of these rights as a condition to entering into the Development and Commercialization Agreement. The Company also incurred approximately $2.3 million in costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine in March 2006 for which Novartis reimbursed the Company. Additionally, the Company has included a $10.0 million milestone payment received in April 2007 for the regulatory approval of Sebivo® in the European Union as part of the license fee for accounting purposes as the milestone was deemed not to be substantive.

The Company recognizes these license fee payments over the performance period of its continuing obligations. This period is estimated based on current judgments related to the product development timeline of its licensed product and drug candidates and currently estimated to be approximately twelve and a half years following the effective date of the Development and Commercialization Agreement that the Company entered into with Novartis, or December 2015. The Company reviews its assessment and judgment on a quarterly basis with respect to the expected duration of the development period of its licensed drug candidates. If the estimated performance period changes, the Company will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which the Company’s performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Under the Development and Commercialization Agreement, the Company has granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, subject to the Company’s commercialization rights. The Company will grant Novartis similar licenses at a future amount to be determined with respect to any other drug candidates for which Novartis exercises its option to license. The Company initially retained the right to co-promote or co-market licensed products in the United States, United Kingdom, France, Germany, Italy and Spain.

In addition to the collaboration described above, Novartis purchased approximately 54% of the Company’s outstanding capital stock from the Company’s then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if the Company achieves predetermined development milestones relating to specific HCV drug candidates. As of February 13, 2009, Novartis owned approximately 55% of the Company’s outstanding stock.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the closing of the Company’s initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by the Company as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 Equity Incentive Plan. In exchange for Novartis’ termination of such right, the Company issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 Equity Incentive Plan are terminated and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 Equity Incentive Plan, as the Company granted options that were subject to this stock subscription right, the fair value of the Company’s common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. The Company remains subject to potential revenue adjustments with respect to grants of options and stock awards under its stock incentive plans other than the 1998 Equity Incentive Plan.

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

For year ended December 31, 2008, the impact of Novartis’ stock subscription rights has reduced the license fee by $2.9 million, which has been recorded as additional paid-in capital. Of this amount, $1.2 million has been recorded as a reduction of deferred revenue as of December 31, 2008 with the remaining amount of $1.7 million recorded as a reduction of license fee revenue. As of December 31, 2008, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $18.5 million, which has been recorded as additional paid-in capital. Of this amount, $6.6 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.9 million as a reduction of license fee revenue. For year ended December 31, 2007, the impact of Novartis’ stock subscription rights has reduced the license fee by $15.6 million, which has been recorded as additional paid-in capital. Of this amount, $6.3 million has been recorded as a reduction of deferred revenue as of December 31, 2007 with the remaining amount of $9.3 million recorded as a reduction of license fee revenue.

Manufacturing and Packaging Agreements

In June 2006, after completing a competitive bid process where Novartis had the right to match the best third-party offer, the Company entered into a commercial manufacturing agreement (“Manufacturing Agreement”) with Novartis and a packaging agreement (“Packaging Agreement”) with Novartis Pharmaceuticals Corporation, an affiliate of Novartis. Under the Manufacturing Agreement, Novartis would manufacture the commercial supply of Tyzeka® that was intended for sale in the United States. The Packaging Agreement provided that the supply of Tyzeka® intended for commercial sale in the United States would be packaged by Novartis Pharmaceuticals Corporation.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the 2007 Amendment, the Manufacturing Agreement was terminated as it relates to telbivudine. Effective October 1, 2007, Novartis is solely responsible for the manufacture and supply of Tyzeka®/Sebivo® on a worldwide basis. No penalties were incurred by the Company as a result of the termination.

Product Sales Arrangements

In connection with the Novartis license of drug candidates under the Development and Commercialization Agreement, the Company has retained the right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, the Company will act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and will share with the Company the net benefit from co-promotion and co-marketing. The net benefit was defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with the Company would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, the Company would effectively sell products to Novartis for their further sale to third parties. Novartis would pay the Company for such products at a price that is determined under the terms of the Company’s supply agreement with Novartis.

In October 2006, the Company received approval from the FDA to market its first product, Tyzeka®, in the United States. The Company recognized $3.2 million and $0.4 million in net sales from Tyzeka® during the years ended December 31, 2007 and 2006, respectively, after receiving FDA approval. Sebivo® also has been approved in a number of jurisdictions, including Switzerland, China, South Korea and Canada. There were no sales of Sebivo® in territories outside of the United States during the year ended December 31, 2006.

In September 2007, the Company amended its Development and Commercialization Agreement with Novartis in which Novartis assumed sole responsibility for product sales of Tyzeka®/Sebivo® on a worldwide basis beginning on October 1, 2007. As a result, beginning in the fourth quarter of 2007, the Company no longer recorded product sales of Tyzeka®.

4.	Net Loss Per Common Share

The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Basic and diluted net loss per common share:
Net loss	$(70,206)	$(82,515)	$(75,087)
Basic and diluted weighted average number of common shares outstanding	56,403	56,169	56,005
Basic and diluted net loss per common share	$(1.24)	$(1.47)	$(1.34)

The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Options	5,678	5,712	4,387
Contingently issuable shares to related party	1,871	790	77

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities

The Company invests its excess cash in accounts held at large U.S. based financial institutions and considers its investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the consolidated balance sheets as of December 31, 2008 and 2007 are as follows:

	December 31, 2008
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

Type of security:
Money market funds	$19,993	$—	$—	$19,993
Corporate debt securities	2,665	—	(32)	2,633
U.S. government obligations	200	1	—	201
Auction rate securities	1,710	—	—	1,710
Accrued interest	42	—	—	42

	$24,610	$1	$(32)	$24,579

	December 31, 2007
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

Type of security:
Money market funds	$21,702	$—	$—	$21,702
Commercial paper	1,993	—	—	1,993
Corporate debt securities	56,361	15	(109)	56,267
Municipal bonds	1,990	—	—	1,990
Auction rate securities	11,050	—	—	11,050
Accrued interest	763	—	—	763

	$93,859	$15	$(109)	$93,765

	December 31,	December 31,
	2008	2007
	(In thousands)

Contractual maturity:
Maturing in one year or less	$21,434	$69,883
Maturing after one year through two years	70	4,490
Maturing after two years through ten years	1,158	7,274
Maturing after ten years	1,917	12,118

	$24,579	$93,765

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2008	2007
	(In thousands)

Classification in balance sheets:
Cash equivalents	$20,010	$30,021
Marketable securities	1,424	39,862
Marketable securities, non-current	3,145	23,882

	$24,579	$93,765

The cash equivalent amounts of $20.0 million and $30.0 million at December 31, 2008 and 2007, respectively, are included as part of cash and cash equivalents on the Company’s consolidated balance sheets.

At December 31, 2007, approximately $11.1 million of the Company’s investments in marketable securities were auction rate securities. These auction rate securities consisted of municipal or student-loan backed debt securities and were classified as long-term based on final contractual maturity. During the year ended December 31, 2008, certain of the Company’s auction rate securities experienced failed auctions. As of December 31, 2008, the Company had liquidated all of its auction rate securities that were held at December 31, 2007 except one auction rate security with a par value of $1.9 million. The liquidation of these auction rate securities did not result in any losses to the Company and the fair value did not decline significantly as compared to December 31, 2007.

At December 31, 2008, the Company held one investment in an auction rate security. The Company determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 2.87% per annum coupon rate, a 0.504% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of December 31, 2008. The Company also considered in determining the fair value that its holding in the auction rate security was backed by the U.S. government and that the security was rated Aaa at December 31, 2008. Due to the calculated fair value being less than the cost basis and the Company’s inability to hold the security until maturity, the Company deemed this decline to be other-than-temporary and recorded an impairment charge of $0.2 million in the quarter and year ended December 31, 2008. The Company also adjusted the fair value of this security to $1.7 million on its consolidated balance sheet at December 31, 2008.

At December 31, 2008, the Company also held an investment in an asset backed security which was priced below par value by a pricing service agency based on similar securities of this issuer that have been either downgraded or put on negative watch by credit rating agencies due to the significant worsening of the current economic environment coupled with the additional stress on the creditworthiness of this issuer. The Company does not have the intent and ability to hold this security until its final maturity date of January 15, 2012, and therefore deemed this decline to be other-than-temporary. The Company recognized an impairment charge of $0.3 million on its consolidated statement of operations for the quarter and year ended December 31, 2008.

6.	Receivables from Related Party

Receivables from related party consist of the following:

	December 31,
	2008	2007
	(In thousands)

Receivables from related party	$894	$11,196

At December 31, 2008, the majority of the receivables from related party balance consisted of royalties payments associated with product sales of Tyzeka ®/Sebivo® from Novartis. Additionally, included in the receivables from related party balances at December 31, 2008 and December 31, 2007 were unbilled reimbursements of development, regulatory and marketing expenditures under the collaborative agreement with Novartis in

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the normal course of business. These reimbursements are billed quarterly to Novartis. All related party receivables are due from Novartis.

7.	Property and Equipment, Net

Property and equipment consists of the following:

	Estimated
	Useful
	Life	December 31,
	(Years)	2008	2007
		(In thousands)

Scientific equipment	7	$7,897	$6,958
Computer equipment and software	2	3,763	3,787
Enterprise software	5	2,599	2,599
Office furniture and equipment	5 - 7	1,539	1,642
Leasehold improvements	*	11,522	11,043
Construction-in-progress		64	60

		27,384	26,089
Less — accumulated depreciation		(14,146)	(10,629)

		$13,238	$15,460

*	Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006 was $4.2 million, $7.5 million and $3.5 million, respectively.

During the year ended December 31, 2007, as a result of the Company’s restructuring announced in September 2007, the Company accelerated depreciation expense of $2.8 million on certain enterprise software assets that would no longer be used following the transfer of commercialization and development activities to Novartis. The Company also recorded an impairment charge of $2.1 million during the year ended December 31, 2007 for certain enterprise software assets that were recorded in construction-in-progress and were not placed into service as a result of the restructuring.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)

Research and development contract costs	$785	$2,050
Payroll and benefits	4,407	4,231
License fees	1,000	1,000
Professional fees	455	1,309
Short-term portion of accrued restructuring	138	1,838
Short-term portion of accrued settlement payment	657	4,000
Other	1,826	2,009

	$9,268	$16,437

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued license fees represent amounts owing to Microbiologica for the right to use certain manufacturing technology and patents (Note 18).

The accrued restructuring liability of $1.8 million at December 31, 2007 represents costs associated with the Company’s announcement in September 2007 that it would restructure its operations with the transfer of development, commercialization and manufacturing rights of telbivudine and obligations related to Novartis (Note 9).

The $4.0 million accrued settlement payment at December 31, 2007 was the upfront portion of the $15.0 million settlement paid to UAB and related entities, which is described more fully in Note 12.

9.	Restructuring and Impairment Charges

In September 2007, the Company announced a restructuring of its operations as a result of an agreement with Novartis in which the Company would transfer to Novartis all development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis effective October 1, 2007. As a result, the Company reduced its workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. In 2007, the Company recognized a charge of $6.5 million for employee severance and benefits costs and $0.1 million for contract termination and other costs. Of this amount, $4.8 million was paid in 2007. A current liability of $1.8 million remained at December 31, 2007. A summary of the restructuring accruals as of December 31, 2008 is as follows:

	Current			Total
	Liability	Payments		Liability
	as of	and other	Additional	as of
	December 31, 2007	Adjustments	Expense	December 31, 2008
(In thousands)

Employee severance, benefits and lease exit costs	$1,838	$(1,963)	$297	$172

In connection with the restructuring, the Company recorded impairment charges of $2.1 million in 2007 related to enterprise software that was no longer needed with the transfer of telbivudine related commercialization and development activities to Novartis.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 123(R), the Company records stock compensation expense based on fair value using the Black-Scholes method at grant dates for stock options. The following table shows stock-based compensation expense as reflected in the Company’s consolidated statements of operations:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Research and development	$2,005	$3,005	$2,892
Selling, general and administrative	3,397	4,758	5,745
Restructuring and impairment	—	968	—

Total stock-based compensation expense	$5,402	$8,731	$8,637

Stock compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2008, 2007 and 2006, because substantially all of the Company’s stock option grants vest monthly, stock-based employee compensation expense includes the actual impact of forfeitures.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Weighted-average fair value of options granted	$2.99	$2.83	$8.38
Risk-free interest rate	2.83%	4.35%	4.78%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	5.1	5.1	5.0
Expected volatility	63.2%	59.5%	63.0%

No dividend yield was assumed as the Company does not pay dividends on its common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of the Company’s stock.

The following table summarizes option activity under the equity incentive plans:

	Number	Weighted	Weighted Average
	of Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price per Share	Contractual Term	Intrinsic Value
				(In thousands)

Outstanding, December 31, 2007	5,708,264	$9.83
Granted	1,339,300	5.33
Exercised	(339,067)	2.15
Cancelled	(1,030,509)	13.03

Outstanding, December 31, 2008	5,677,988	$8.64	6.71	$4,794

Exercisable, December 31, 2008	3,220,501	$10.72	5.36	$1,890
Vested and expected to vest, December 31, 2008	4,947,498	$9.07	6.52	$3,964

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2008, based on the closing price of the Company’s common stock of $5.79 on that date.

The total intrinsic value of stock options exercised, which represents the amount by which the fair market value exceeded the exercise price, during 2008, 2007 and 2006 was $1.3 million, $0.7 million and $2.8 million, respectively.

The Company has an aggregate of $7.7 million of stock compensation as of December 31, 2008 remaining to be amortized over a weighted average expected term of 2.80 years.

12.	Commitments and Contingencies

Lease Arrangements

The Company leases its facilities and certain equipment under operating leases. The Company’s lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.2 million, $3.6 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum payments under lease arrangements at December 31, 2008 are as follows:

Operating
Year Ending December 31,	Leases
(In thousands)

2009	$3,399
2010	2,460
2011	2,141
2012	2,038
2013	2,023
2014 and thereafter	2,291

Total	$14,352

In October 2003, the Company entered into an operating lease commitment for office and laboratory space in Cambridge, Massachusetts. The term of the lease is for ten years, expiring in December 2013. The lease agreement provided for a landlord allowance of $1.6 million to be paid to the Company to finance a portion of capital improvements to the facility. This landlord allowance was recorded as deferred rent which is being amortized as a reduction of rent over the ten-year lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in October 2003 for $0.8 million collateralized by cash held with that bank. The letter of credit expires in December 2013.

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

In June 2005, the Company entered into a lease agreement for additional office space in Cambridge, Massachusetts. The Company entered into amendments to this lease agreement in 2006 to lease additional office space in the same building. The term of the lease for all office space being rented under this lease agreement and its amendments expires in March 2010. The lease agreement includes an option, exercisable by the Company not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48-month period and with rights of first offer with respect to certain expansion space on two of the floors that the Company occupies. The Company also has been provided allowances totaling $1.2 million to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent which is being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash the Company has on deposit with that bank. The letter of credit expires in May 2009.

In 2008, the Company subleased portions of its Cambridge office space to two third-parties. As of December 31, 2008, the Company received $0.2 million in sublease payments. The sublease income will reduce the rental expense through March 2010 when the sublease agreements expire.

Legal Contingencies

Hepatitis C Drug Candidates

Pursuant to the license agreement between the Company and UAB, or the UAB license agreement, the Company was granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the resolution of matters relating to certain of the Company’s HCV drug candidates, the Company entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by the Company’s CEO during the period from November 1, 1999 to November 1, 2000. This settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment equal to $12.0 million.

The Company has potential payment obligations under the license agreement with the Universita degli Studi di Cagliari (“University of Cagliari”), pursuant to which the Company has the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. The Company will make certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment it expects to receive from GSK in 2009 under the GSK License Agreement. The Company is also liable for certain payments to the University of Cagliari if it receives from Novartis or another collaborator license fees or milestone payments with respect to such technology.

In October 2006, the Company entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc. (“Metabasis”). Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of the Company’s compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, the Company notified Metabasis that it would exercise its option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. The Company does not agree with Metabasis’ assessment that the scientific milestone has been met and therefore does not believe that it has any liability for this payment and initially so notified Metabasis. In May 2008, the Company and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by the Company. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then the Company anticipates re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then the Company would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.

Hepatitis B Product

In addition to the settlement agreement relating to certain of the Company’s HCV drug candidates discussed above, in July 2008 the Company entered into a settlement agreement with UAB, UABRF and Emory University relating to the Company’s telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of the Company, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, the Company paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by the Company from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. The Company’s payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In December 2001, the Company retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, the Company would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, the Company transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, the Company exercised its right under the agreement with Clariant to terminate the agreement effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and are due an unspecified amount. The Company does not agree with Clariant’s assertion and therefore has not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, the Company intends to vigorously defend against such lawsuit.

Indemnification

The Company has agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the Development and Commercialization Agreement. Under the Development and Commercialization Agreement and the stock purchase agreement (the “Stock Purchase Agreement”), the Company made numerous representations and warranties to Novartis regarding its HBV and HCV drug candidates, including representations regarding the Company’s ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, the Company would be in breach of one or both of these agreements. In the event of a breach by the Company, Novartis has the right to seek indemnification from the Company and, under certain circumstances, the Company and its stockholders who sold shares to Novartis, which include many of its directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that the Company may be required to make payments pursuant to the indemnification obligations it has under the Development and Commercialization Agreement, the Company cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of loss before income taxes and of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Loss before income taxes
U.S.	$(73,521)	$(82,210)	$(61,877)
Foreign	1,292	193	(14,355)

	$(72,229)	$(82,017)	$(76,232)

Income tax (benefit) expense
Current
Federal — U.S.	$—	$(257)	$(48)
State — U.S.	(49)	176	135
Foreign	(1,974)	579	(1,232)

	(2,023)	498	(1,145)
Deferred
Federal — U.S.	$—	$—	$—
State — U.S.	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax (benefit) expense	$(2,023)	$498	$(1,145)

The Company’s recognized income tax (benefit) expense consists of amounts incurred by the Company and its U.S. and foreign subsidiaries. Foreign subsidiaries performed services for the Company and are reimbursed for these costs, plus a profit margin. The majority of the foreign income tax benefits in 2008 and 2006 were due to amounts that the Company’s French subsidiary has received or is expected to receive for certain research and development credits. The foreign income tax expense in 2007 was due to $1.4 million of expense recorded as a result of re-assessing an uncertain tax position offset by French research and development credits.

Under current laws of the Cayman Islands, there is no income or other Cayman Island taxes payable by the Company, its Cayman Island subsidiary or the Company’s stockholders and therefore there are no Cayman Island loss carryforwards available to offset future taxes. Since the domestication of the Company to the United States in May 2002, losses incurred by the Company have been shared between the Company and its Cayman subsidiary, with losses incurred in the United States available to offset future taxes. As a result of an election to treat the Cayman subsidiary as part of the U.S. tax group, all losses incurred by the Cayman subsidiary after July 31, 2006 will be attributed to the United States.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred taxes were as follows at December 31:

	2008	2007
	(In thousands)

Depreciation	$1,337	$132
Development contracts	1,609	1,909
Nonqualified stock options	4,394	3,350
Deferred licensing income	15,499	16,320
Accrued expenses and other	2,516	3,586
Capitalized research costs	23,246	28,842
Research and development credits	7,629	5,555
Foreign tax credit carryforward	877	1,326
Net operating carryforwards	91,670	64,204
Valuation allowance	(148,777)	(125,224)

Deferred tax asset	$—	$—

As of December 31, 2008, the Company had U.S. federal and state net operating loss carryforwards of approximately $239.6 million and $149.0 million respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2009. The Company has foreign net operating loss carryforwards of approximately $4.3 million, which have no expiration date. Approximately $8.7 million of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. The Company has federal and state tax credits of approximately $6.2 million and $2.1 million, respectively. The federal research and development credits begin to expire in 2022 and the state credits begin to expire in 2016. The Company also has foreign tax credit carryforwards of $0.9 million, which begin to expire in 2016.

As required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) management of the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred licensing income, capitalized research costs and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $148.8 million has been established at December 31, 2008.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2008	2007	2006

Federal statutory rate benefit	(34)%	(34)%	(34)%
Foreign tax expense (benefit)	(3)	—	(1)
State tax benefit, net of federal benefit	1	(4)	(10)
Permanent items	1	1	(35)
Foreign rate differentials	—	—	7
Valuation allowance	32	38	72

Effective income tax rate	(3)%	1%	(1)%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company filed an election with the Internal Revenue Service to treat the Cayman Island subsidiary as a disregarded entity for tax purposes. The result of this election produced a taxable dividend in the amount of $32.0 million. Due to the size of the taxable loss in 2006, this dividend did not create a tax liability for tax purposes. As a result of the election, approximately, $80.0 million of tax basis relating to previously capitalized research costs carried over into the U.S. tax group. This increase is reflected in the capitalized research costs line of the net deferred taxes schedule.

Due to the extent of international transactions in which the Company is engaged, there is a risk that tax authorities in the U.S. or other jurisdictions in which the Company conducts business could challenge the nature of these transactions. The Company periodically assesses its exposures related to the provision for income taxes and appropriately accrues taxes for contingencies that may result in potential tax obligations. The Company believes the accruals are necessary to appropriately reflect tax obligations that may arise out of current and future audits. The ultimate resolution of tax matters is unpredictable and could result in tax liabilities that differ significantly from the amounts which have been provided by the Company.

The Company has adopted the provisions of FIN No. 48 effective January 2007. FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007

Balance at January 1	$2,840	$7,934
Additions based on tax positions related to the current period	642	459
Additions for tax positions of prior periods	342	1,324
Reductions for tax positions of prior periods	(410)	(6,877)
Settlements	—	—

Balance at December 31	$3,414	$2,840

The total amount of unrecognized tax benefits was $3.4 million and $2.8 million at December 31, 2008 and 2007, respectively. Of this amount, $2.3 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets. Upon adoption of FIN No. 48, the Company has recorded an adjustment of $0.3 million to decrease its opening retained earnings and $7.4 million as a reduction of gross deferred tax assets since the Company’s gross deferred tax assets have been offset by a valuation allowance, this amount has not been reflected in the Company’s financial statements.

At December 31, 2007, the Company re-assessed an uncertain tax position related to its international operations. As a result, the Company recorded $1.8 million of expense associated with this uncertain tax position including $1.3 million associated with prior years which consisted of expense, interest and penalties. Of the total charge recorded, $0.4 million was classified in investment and other income, net consistent with the Company’s policy for classification of interest and penalties. The Company determined that the amount related to prior years was not material to its 2007 results. If estimates related to this matter change, this amount may be adjusted accordingly in future periods.

The open tax years by major jurisdiction are: (1) the years ended December 31, 2005 through 2007 for the United States; and (2) the years ended December 31, 2006 and 2007 for France.

During the year ended December 31, 2007, an uncertain tax position relating to the tax year ended December 31, 2003 has been reversed due to the closing of the statute of limitations. The effect of this adjustment

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was to increase the federal income tax benefit by $0.3 million and increase the gross deferred tax assets by $6.6 million.

As of December 31, 2008, the Company accrued $0.5 million of interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to its uncertain tax positions as part of investment and other income, net.

14.	Employee Benefit Plans

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all U.S. employees of the Company who meet minimum age and service requirements.

The Company matches 25% of employee contributions up to 6% of participants’ annual compensation. The Company made contributions to the 401(k) Plan totaling $0.1 million in December 31, 2008 and $0.2 million in December 31, 2007.

The Company is required by statute to maintain a defined benefit plan for its employees in France. The Company has recorded $0.2 million in long-term obligations for the liability associated with this benefit plan.

15.	Related Party Transactions

In connection with the Development and Commercialization Agreement entered into between the Company and Novartis, the Company has generated revenues from Novartis related to royalty revenue associated with the sale of Tyzeka®/Sebivo®, license payments and reimbursements of certain research and development expenses in the amount of $9.8 million, $64.8 million and $66.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. All amounts included in receivables from related party at December 31, 2008 and 2007 are due from Novartis. The Company also included $41.8 million and $50.2 million in deferred revenue as of December 31, 2008 and 2007, respectively, relating to license fees received from Novartis.

In connection with the 2007 Amendment, the Company transferred its inventory of Tyzeka®, valued at approximately $0.8 million and outstanding accounts receivable of approximately $0.7 million to Novartis in October 2007. In December 2007, Novartis paid the Company approximately $1.5 million for the full value of the assets transferred.

16.	Segment Reporting

The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type. The following table presents total long-lived assets by geographic area as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)

United States	$9,449	$11,530
Europe	3,789	3,930

	$13,238	$15,460

17.	Licensing Agreements

UAB Research Foundation

In June 1998, the Company entered into an exclusive license agreement with UABRF pursuant to which the Company acquired the rights to use and commercialize, including by means of sublicense, certain technology and

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to make, use or sell licensed products. The agreement was subsequently amended in June 1998 and July 1999. The Company made a nonrefundable $0.1 million license fee payment to UABRF in 1998 which was recorded as research and development expense.

The agreement requires the Company to make, for each significant disease indication for which licensed technology is used, payments aggregating $1.3 million if certain regulatory milestones are met. Of such amount, two-thirds is payable in cash and one-third is payable in shares of the Company’s common stock. Additionally, if commercialization is achieved for a licensed product, the Company will be required to pay a royalty with respect to annual net sales of licensed products by the Company or an affiliate of the Company at the rate of 6% for net sales up to $50.0 million and at the rate of 3% for net sales in excess of $50.0 million. If the Company enters into a sublicense arrangement with an entity other than one which controls at least 50% of the Company’s capital stock, the Company would be required to remit to UABRF 30% of all royalties received by the Company on sales of the licensed product by the sublicensee. The Company is also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration the Company receives from the sublicensee with respect to the licensed products. The Company is required to reimburse UABRF for costs UABRF incurs in connection with the prosecution, maintenance and protection of patent applications and patents associated with the licensed technology.

18.	Collaborative Agreements and Contracts

CNRS and the University of Montpellier

Effective January 1, 1999, the Company entered into a Cooperative Agreement with CNRS and the University of Montpellier pursuant to which the Company acquired a license to certain antiviral technology. The Company is required to make royalty payments to the University of Montpellier upon commercialization of any products resulting from the licensed technology, which technology covers telbivudine among other things. The Company was also required to provide personnel and is required to make payments to the University of Montpellier for supplies and improvement and use of the facilities. The Company incurred expenses of approximately $0.2 million for the year ended December 31, 2006 in connection with this agreement. This agreement expired in December 2006 but the Company retains rights to exploit the patents derived from the collaboration.

University of Cagliari

In January 1999, the Company entered into a Cooperative Antiviral Research Activity Agreement, as amended with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari pursuant to which the Company acquired an exclusive license to certain antiviral technology. The Company is required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. The Company is also required to provide personnel and to make payments to the University of Cagliari for services rendered by the University of Cagliari and for use of its facility. The term of this agreement extends through January 2011. The Company incurred expenses of approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with this agreement.

In December 2000, the Company and University of Cagliari also entered into a license agreement pursuant to which the Company was granted an exclusive license under certain patent rights resulting from specified research activities. In May 2003, the Company, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities, and to assume the Company’s rights under the agreement if the agreement terminates due to an uncured breach of the agreement by the Company. In October 2005, the Company and the University of Cagliari amended such agreements in a manner that will require certain payments to the University of Cagliari if the Company receives license fees or milestone payments in connection with a sublicense by the Company of technology covered by the agreements between the University of Cagliari and the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. As a result of the license by Novartis of valopicitabine and the payment of a $25.0 million license fee to the Company (Note 3), the Company made a payment to the University of Cagliari in the amount of $0.3 million in the quarter ended June 30, 2006. The payment has been recorded as deferred license fees and is being amortized to expense on a straight-line basis over the related development period.

As part of the transactions with GSK, at the time of the effectiveness of the GSK License Agreement, GSK will become a party to the cooperative research program and exclusive license agreement the Company has with the University of Cagliari, the co-owner of certain patents and patent applications licensed by the Company to GSK under the GSK License Agreement. Under these arrangements, the Company will make certain payments to the University of Cagliari based on the $34.0 million payment it expects to receive from GSK in 2009 and may make future payments to the University of Cagliari in certain instances. Although certain patent rights licensed to GSK are owned solely by the Company and do not fall under the arrangements with the University of Cagliari, the Company has entered into an arrangement whereby if it is ever deemed that any patent owned solely by the Company and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development will fall squarely within the existing arrangements with the University of Cagliari and no additional payments would be due by the Company.

Sumitomo Pharmaceuticals Co., Ltd.

The Company entered into collaborative agreements with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) in 2001, in connection with the development and commercialization in the territories of Japan, the People’s Republic of China (“China”), the Republic of China (“Taiwan”) and the Republic of Korea (“South Korea”) of telbivudine, a drug candidate for the treatment of HBV infection at that time. In connection with this arrangement, the Company and Sumitomo agreed to share certain direct third-party expenses of development of telbivudine.

In March 2003, the Company entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to the Company. This agreement with Sumitomo became effective upon consummation of the Company’s collaboration with Novartis in May 2003. The Company repurchased these product rights for $5.0 million and as a result of this payment, the Company reversed approximately $4.6 million of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue.

The Company also has recorded $4.3 million included in deferred revenue on its consolidated balance sheet at each of December 31, 2008 and 2007 representing amounts received from Sumitomo that have not been included in revenue to date. The Company must pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. If regulatory approval is not received for telbivudine in Japan, the Company would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time. As part of the Development and Commercialization Agreement, the Company will be reimbursed by Novartis for any such payment made to Sumitomo.

Microbiologica Quimica E Farmaceutica Ltda

In May 2003, the Company finalized an agreement with Microbiologica Quimica E Farmaceutica Ltda. (“Microbiologica”) in which Microbiologica granted to the Company a license to use certain of Microbiologica’s manufacturing technology and patents for the treatment of hepatitis B infection. The Company was obligated to pay Microbiologica $7.0 million in total for this license. The final payment of $1.0 million was paid in January 2009. Since there was no alternative use for this technology, the net present value of these payments using an implied interest rate of 3.63% was approximately $6.3 million and was recorded as research and development expense

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year ended December 31, 2003. The Company had a liability of $1.0 million and $2.0 million under this agreement as of December 31, 2008 and 2007, respectively.

Metabasis Therapeutics, Inc.

In October 2006, the Company entered into a two-year research collaboration agreement with Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology was to be applied to certain of the Company’s compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. As part of the agreement, the Company provided a $2.0 million upfront payment to Metabasis in November 2006 and would provide certain amounts of development funding. Including the upfront payment, the Company incurred $1.3 million and $2.1 million in research and development expenses related to this collaboration during the years ended December 31, 2007 and 2006. If a lead candidate was identified, the Company would have assumed development responsibility and Metabasis would have been eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resulting marketed products, the Company would have retained full commercial rights and pay Metabasis a royalty based on net sales of the product.

In July 2007, the Company notified Metabasis that it would exercise its option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. The Company does not agree with Metabasis’ assessment that the scientific milestone has been met and therefore does not believe that it has any liability for this payment and has so notified Metabasis. In May 2008, the Company and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by the Company. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then the Company anticipates re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then the Company would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment (Note 12).

19.	GlaxoSmithKline License Agreement

In February 2009, the Company entered into the following agreements with GSK:

•	a license agreement whereby the Company granted GSK an exclusive license to develop, manufacture and commercialize its NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis; and

•	a stock purchase agreement under which GSK will purchase 2,475,728 shares of the Company’s common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87.

Under the GSK License Agreement and the GSK Stock Purchase Agreement, the Company anticipates receiving a $34.0 million payment, which includes the $17.0 million payment under the GSK Stock Purchase Agreement. Pursuant to the GSK License Agreement, the Company could also potentially receive up to $416.5 million in development, regulatory and sales milestones. The Company will also be entitled to receive double-digit tiered royalties on worldwide sales of products containing IDX899. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK develops any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development. The GSK License Agreement and Stock Purchase Agreement are subject to certain closing conditions.

Under the terms of the GSK Stock Purchase Agreement, the Company has agreed to file with the SEC, within 90 days following the date of the closing, a registration statement covering the shares GSK purchased from the Company. The Company has also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurs after the first anniversary of the closing date. The GSK Stock Purchase Agreement may be terminated by the parties in certain circumstances.

GSK may terminate the GSK License Agreement, in its sole discretion, by providing us with 90 days written notice. If either the Company or GSK materially breach the GSK License Agreement and do not cure such breach within 60 days, the non-breaching party may terminate the GSK License Agreement in its entirety. Either party may also terminate the GSK License Agreement, effective immediately if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. The Company may terminate the GSK License Agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK License Agreement.

Under the GSK License Agreement and the GSK Stock Purchase Agreement, the Company has agreed to indemnify GSK and its affiliates against losses suffered as a result of its breach of representations and warranties in these agreements. The Company made numerous representations and warranties to GSK regarding its NNRTI program, including IDX899, including representations regarding its ownership of the inventions and discoveries. If one or more of the Company’s representations or warranties were not true at the time the Company made them to GSK, the Company would be in breach of these agreements. In the event of a breach by the Company, GSK has the right to seek indemnification from the Company for damages suffered as a result of such breach. The amounts for which the Company could be liable to GSK may be substantial.

Novartis waived certain rights under the Development and Commercialization Agreement. Specifically, subject to certain retained rights, Novartis waived its rights to the intellectual property that covers the compounds licensed to GSK. Novartis also agreed that the compounds licensed to GSK are deemed rejected compounds under the Development and Commercialization Agreement. In addition, the Company represented and warranted to Novartis that neither the Company nor its affiliates or licensees (or their successors and assigns) would assert infringement claims against Novartis or certain of its related entities (or their successors and assigns) if such entities exercise limited rights under a subset of the patent rights licensed to GSK.

Pursuant to the amended and restated stockholders’ agreement, Novartis also executed a waiver and consent whereby Novartis:

•	consented to the sale by the Company of the 2,475,728 shares to GSK;

•	approved entering into the GSK License Agreement;

•	waived its rights to buy a pro rata portion of the shares issued to GSK;

•	approved the Company’s granting of registration rights to GSK and waived its rights to participate in such registration; and

•	waived, until a certain time, its rights to request that the Company files a registration statement on Novartis’ behalf or include shares of the Company’s common stock owned by Novartis in any such registration statement filed on behalf of GSK.

These waivers and approvals are only effective if immediately after the issuance of the 2,475,728 shares to GSK, Novartis continues to hold over 50% of the Company’s common stock.

In January 2009, the Company also amended the Development and Commercialization Agreement to provide that Novartis retains the exclusive option to obtain rights to other drug candidates developed by the Company, or in some cases licensed to the Company, so long as Novartis maintains ownership of 40% of the Company’s common stock, rather than ownership of 51% of the Company’s common stock, as was the requirement prior to the execution of this amendment. This amendment will be null and void if the GSK License Agreement and the GSK Stock Purchase Agreement do not become effective.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, in January 2009, the Company also amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of the Company’s common stock, Novartis’ consent is required for the selection and appointment of the Company’s chief financial officer. Prior to the execution of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, the Company is required to terminate his or her employment. This letter amendment will be null and void if the GSK License Agreement and the GSK Stock Purchase Agreement do not become effective.

Lastly, as part of the transactions with GSK, at the time of the effectiveness of the GSK License Agreement, GSK will become a party to the cooperative research program and exclusive license agreement the Company has with the University of Cagliari, the co-owner of certain patents and patent applications licensed by the Company to GSK under the GSK License Agreement. Under these arrangements, the Company will make certain payments to the University of Cagliari based on the $34.0 million payment expected to be received from GSK in 2009 and may make future payments to the University of Cagliari in certain instances. Although certain patent rights licensed to GSK are owned solely by the Company and do not fall under the arrangements with the University of Cagliari, the Company has entered into an arrangement whereby if it is ever deemed that any patent owned solely by the Company and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall squarely within the Company’s existing arrangements with the University of Cagliari and no additional payments would be due by the Company.

20.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2008
Total revenues	$2,044	$1,592	$2,145	$4,268	$10,049
Total operating expenses	23,844	21,239	19,846	18,130	83,059
Net loss	(20,460)	(18,906)	(16,891)	(13,949)	(70,206)
Basic and diluted net loss per common share	$(0.36)	$(0.34)	$(0.30)	$(0.25)	$(1.24)
2007
Total revenues	$24,806	$19,732	$10,888	$12,602	$68,028
Total operating expenses	38,464	44,574	43,530	33,364	159,932
Net loss	(11,569)	(22,902)	(30,549)	(17,495)	(82,515)
Basic and diluted net loss per common share	$(0.21)	$(0.41)	$(0.54)	$(0.31)	$(1.47)

21.	Recent Accounting Pronouncements

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Date: March 4, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2009

/s/ Charles Cramb Charles Cramb	Director	March 4, 2009

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 4, 2009

/s/ Thomas Hodgson Thomas Hodgson	Director	March 4, 2009

/s/ Robert Pelzer Robert Pelzer	Director	March 4, 2009

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 4, 2009

/s/ Steven Projan Steven Projan	Director	March 4, 2009

/s/ Pamela Thomas-Graham Pamela Thomas-Graham	Director	March 4, 2009

EXHIBIT INDEX

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839
3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2007	3.4	3/14/2008	000-49839
3.5	Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839
4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157
	Material contracts — real estate
10.1	Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157
10.2	Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157
10.3	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157
10.4	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839
10.5+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839
10.6	Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839
10.7	Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839
10.8	First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 6/30/2006	10.3	8/8/2006	000-49839

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.9	Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 9/30/2006	10.1	11/8/2006	000-49839
	Material contracts Novartis
10.10	Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1 Amendment 3	10.28	7/6/2004	333-111157
10.11	Amendment No. 1 to Letter Agreement, dated on or about January 28, 2009, by and between the Registrant and Novartis Pharma AG	8-K	10.3	2/6/2009	000-49839
10.12+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157
10.13+	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157
10.14+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1	10.24	12/15/2003	333-111157
10.15+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.16+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839
10.17+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-K for 12/31/2005	10.14	3/16/2006	000-49839
10.18+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.1	11/8/2007	000-49839
10.19	Amendment No. 5 to the Development License and Commercialization Agreement, dated on or about January 28, 2009, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	8-K	10.2	2/6/2009	000-49839
10.20+	Transition Services Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.2	11/8/2007	000-49839
10.21	Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20	3/17/2005	000-49839
10.22	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839
10.23+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27	7/6/2004	333-11115
10.24	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22	3/17/2005	000-49839
10.25+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.1	8/8/2006	000-49839

		Incorporated by Reference to
						SEC
Exhibit			Exhibit		Filing	File
Number	Description	Form	No.		Date	Number

10.26+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.2		8/8/2006	000-49839
10.27	Stock Purchase Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	8-K	10.1		2/6/2009	000-49839
10.28+	License Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	*
	University of Cagliari
10.29+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16		12/15/2003	333-111157
10.30+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of cagliari		10.17		12/15/2003	333-111157
10.31+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18		12/15/2003	333-111157
10.32+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10	.18.1	7/6/2004	333-111157
10.33	Collaborative Activities	S-1	10	.18.2	7/6/2004	333-111157
10.34+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita degli Studi di Cagliari,	10-Q for 9/30/2005	10.1		11/08/2005	000-49839
10.35+	Amendment Agreement, dated February 4, 2009, by and among the Registrant, Idenix SARL, SmithKline Beecham Corporate, Universita degli Studi di Cagliari and Paolo LaColla	*
	Miscellaneous
10.36+	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31		1/27/2004	333-111157

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.37	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.20	12/15/2003	333-111157
10.38+	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.21	12/15/2003	333-111157
10.39+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi	S-1	10.15	12/15/2003	333-111157
10.40	Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157
10.41+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157
10.42	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157
10.43	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	5/28/2004	333-111157
10.44	Settlement Agreement, effective June 1, 2008, by and among the Registrant, Jean-Pierre Sommadossi, the University of Montpellier II, Le Centre National de la Recherche Scientifique, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, the University of Alabama Research Foundation and Emory University	8-K	10.1	8/5/2008	000-49839
10.45	Master Service Agreement, dated April 1, 2008, by and between the Registrant and Parexel International LLC	10-Q for 6/30/2008	10.1	8/7/2008	000-49839
10.46+	Agreement, dated December 3, 2008, by and between the Registrant and Paolo LaColla	*
	Material contracts — management contracts and compensatory plans

		Incorporated by Reference to
					SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

10.47#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.2	6/13/2005	000-49839
10.48#	Form of Non-Statutory	8-K	10.3	6/13/2005	000-49839
10.49#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839
10.50#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839
10.51#	2005 Stock Incentive Plan	8-K	10.4	6/13/2005	000-49839
10.52#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157
10.53#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	5/28/2004	333-111157
10.54#	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi	S-1	10.5	12/15/2003	333-111157
10.55#	Amendment No. 1 to Employment Agreement, dated December 23, 2008, between the Registrant and Jean-Pierre Sommadossi	*
10.56#	Employment Letter, dated August 18, 2006, by and between the Registrant and John Weidenbruch	8-K	10.1	9/8/2006	000-49839
10.57#	Employment Letter, dated January 7, 2007, by and between the Registrant and Douglas L. Mayers, M.D.	8-K	10.1	5/8/2007	000-49839
10.58#	Employment Letter, dated June 13, 2007, by and between the Registrant and Ronald C. Renaud, Jr.	8-K	10.1	6/19/2007	000-49839
10.59#	Employment Letter, dated May 14, 2008, by and between the Registrant and David N. Standring, Ph.D	8-K	10.1	5/15/2008	000-49839
	Additional Exhibits
21.1	Subsidiaries of the Company	*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief	*

Incorporated by Reference to
SEC
Exhibit			Exhibit	Filing	File
Number	Description	Form	No.	Date	Number

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	File herewith

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission