Form 10-Q
period 2009-03-31
IDENIX PHARMACEUTICALS INC
filed 2009-05-08
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☑

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

    As of April 30, 2009, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 59,076,545 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II—Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44
EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$62,567	$41,509
Restricted cash	411	411
Marketable securities	-	1,424
Receivables from related party	814	894
Income taxes receivable	1,675	3,526
Prepaid expenses and other current assets	2,773	2,277
Total current assets	68,240	50,041
Intangible asset, net	12,097	12,387
Property and equipment, net	12,157	13,238
Restricted cash, non-current	750	750
Marketable securities, non-current	1,900	3,145
Income taxes receivable, non-current	538	-
Other assets	796	219
Total assets	$96,478	$79,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,207	$3,868
Accrued expenses	7,844	9,268
Deferred revenue	1,025	-
Deferred revenue, related party	6,130	5,965
Other current liabilities	535	475
Total current liabilities	17,741	19,576
Long-term obligations	13,683	12,789
Deferred revenue, net of current portion	20,162	4,272
Deferred revenue, related party, net of current portion	35,246	35,790
Total liabilities	86,832	72,427
Stockholders' equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2009 and December 31, 2008; 59,073,114 and 56,538,859 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	59	57
Additional paid-in capital	531,517	515,883
Accumulated other comprehensive income (loss)	(42)	375
Accumulated deficit	(521,888)	(508,962)
Total stockholders' equity	9,646	7,353
Total liabilities and stockholders' equity	$96,478	$79,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues:
Collaboration revenue - related party	$3,916	$2,031
Other revenue	95	13
Total revenues	4,011	2,044
Operating expenses:
Cost of revenues	461	395
Research and development	10,849	14,868
General and administrative	6,016	8,321
Restructuring charges	-	260
Total operating expenses	17,326	23,844
Loss from operations	(13,315)	(21,800)
Other income (expense), net	(49)	939
Loss before income taxes	(13,364)	(20,861)
Income tax benefit	438	401
Net loss	$(12,926)	$(20,460)

Basic and diluted net loss per common share	$(0.23)	$(0.36)
Shares used in computing basic and diluted net loss per common share	56,940	56,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(12,926)	$(20,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,231	1,656
Share-based compensation expense	1,256	1,540
Revenue adjustment for contingently issuable shares	(1,563)	887
Other	49	2
Changes in operating assets and liabilities:
Receivables from related party	80	10,256
Income taxes receivable	2,787	2
Prepaid expenses and other current assets	(566)	1,123
Income taxes receivable, non-current	(539)	(545)
Other assets	(576)	697
Accounts payable	(1,657)	(1,171)
Accrued expenses and other current liabilities	(1,222)	(3,457)
Deferred revenue	16,915	-
Deferred revenue, related party	(1,539)	(2,098)
Other liabilities	(364)	(1,138)
Net cash provided by (used in) operating activities	1,366	(12,706)
Cash flows from investing activities:
Purchase of property and equipment	(69)	(763)
Purchases of marketable securities	-	(12,550)
Sales and maturities of marketable securities	2,595	31,939
Net cash provided by investing activities	2,526	18,626
Cash flows from financing activities:
Proceeds from exercise of common stock options	88	192
Proceeds from issuance of common stock to related party	13	-
Proceeds from issuance of common stock	17,000	-
Net cash provided by financing activities	17,101	192
Effect of changes in exchange rates on cash and cash equivalents	65	241
Net increase in cash and cash equivalents	21,058	6,353
Cash and cash equivalents at beginning of period	41,509	48,260
Cash and cash equivalents at end of period	$62,567	$54,613
Supplemental disclosure of noncash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	$2,721	$1,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc (“Idenix”, “we”, “us”, “our”) and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2009. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2009.

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the period in which we complete our performance obligations. When our level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management.

We entered into a collaboration arrangement with Novartis Pharma AG, or Novartis, in May 2003, which we refer to as the development and commercialization agreement. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalties, which are classified as collaboration revenue – related party in the condensed consolidated statements of operations. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was executed, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has considerable commercialization expertise and the infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation to participate in these committees post commercialization is inconsequential.

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®, which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of telbivudine (Tyzeka®/Sebivo®) net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

In February 2009, we entered into a license agreement with GlaxoSmithKline, or GSK, which we refer to as the GSK license agreement. Under the GSK license agreement, we granted GSK an exclusive license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has several continuing performance obligations that we assessed under EITF 00-21, including joint committee participation and GSK’s right to license other NNRTI compounds we may develop in the future. We concluded that these deliverables do not have stand alone value and should be accounted for as a single unit of accounting in accordance with EITF 00-21. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We have entered into cooperative agreements in which we have co-developed or acquired licenses for certain of our antiviral technology from third parties. These cooperative agreements generally require royalty or other payments to be paid by us to the co-developers or licensors when we out-license rights to or commercialize these certain technologies to our collaboration partners. These payments to the co-developers or licensors are deferred and will be recognized as expense as we recognize the related revenue under our collaborative arrangements.

In January 2009, we adopted EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF No. 07-01. EITF No. 07-01 prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF No. 07-01, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaboration partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. For collaborations with commercialized products, if we are the principal, as defined in EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or EITF No. 99-19, we record revenue and the corresponding operating costs in their respective line items within our statement of income. If we are not the principal, we record operating costs as a reduction of revenue. EITF No. 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF No. 07-01 did not have a significant impact on our financial statements.

Marketable Securities

       We classify our marketable securities with remaining final maturities of 12 months or less from the purchase date as current marketable securities in our condensed consolidated balance sheet, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

       Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We evaluate whether a decline in fair value below cost basis is other than temporary using available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded in the condensed consolidated statement of operations and a new cost basis in the security is established.

Fair Value Measurements

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157, our assets and liabilities are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

  The following table represents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Cash equivalents	$12,648	$-	$12,648
Marketable security	189	-	189
Auction rate security	-	1,710	1,710
	$12,837	$1,710	$14,547

The following table represents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Cash equivalents	$19,993	$-	$19,993
Marketable securities	2,834	-	2,834
Auction rate security	-	1,710	1,710
	$22,827	$1,710	$24,537

The $1.7 million balance of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2009 was unchanged from the balance at December 31, 2008.

With the exception of our holding in an auction rate security, our marketable securities were valued at March 31, 2009 using information provided by a pricing service based on market observable information, or for investments in money market accounts at calculated net asset values, and are therefore classified as Level 2. Because our investment portfolio may include securities that do not always trade on a daily basis, the pricing service applies other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

As of March 31, 2009 and December 31, 2008, we held one investment in an auction rate security. This security was classified as Level 3 in accordance with SFAS No. 157 and represented 11.8% of the total assets that were measured at fair value on a recurring basis as of March 31, 2009. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 2.59% per annum coupon rate, a 0.592% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of March 31, 2009. We also considered in determining the fair value that our holding in the auction rate security was backed by the U.S. government and that the security was rated A3 at March 31, 2009. Due to the calculated fair value being less than the cost basis and our inability to hold the security until maturity, we recorded an impairment charge of $0.2 million in the quarter ended December 31, 2008. As of March 31, 2009, there was no change in the fair value calculation of $1.7 million at December 31, 2008.

In January 2009, we implemented Statement SFAS No. 157 as it relates to our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. This adoption of SFAS No. 157 did not have a significant impact on our financial statements.

Share-Based Compensation

We recognize share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which requires share-based transactions for employees and directors to be accounted for using a fair value based method that results in expense being recognized in our financial statements.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

We account for uncertain tax positions that meet “a more likely than not” threshold in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertain Tax Positions, which requires us to recognize the benefit of uncertain tax positions in our financial statements.

2. NET LOSS PER COMMON SHARE

       We account for and disclose net loss per common share in accordance with SFAS No. 128, Earnings Per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (see Note 4) and restricted stock awards.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except
	per share data)
Basic and diluted net loss per common share:
Net loss	$(12,926)	$(20,460)
Basic and diluted weighted average number of common shares outstanding	56,940	56,274
Basic and diluted net loss per common share	$(0.23)	$(0.36)

       The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Options	6,588	6,357
Contingently issuable shares to related party	621	917
	7,209	7,274

       In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

In January 2009, we adopted FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not impact our financial statements.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3. COMPREHENSIVE LOSS

       For the three months ended March 31, 2009 and 2008, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net loss	$(12,926)	$(20,460)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(418)	491
Unrealized gain (loss) on marketable securities	1	(47)
Total comprehensive loss	$(13,343)	$(20,016)

4. NOVARTIS RELATIONSHIP

Overview

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions.

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock, at amounts to be determined in the future. Novartis may exercise this option generally after early demonstration of activity and safety in a proof-of-concept clinical study. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we also granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, subject to our commercialization rights. These commercialization rights include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. We will grant Novartis similar commercialization rights for other drug candidates that Novartis chooses to license at an amount to be determined in the future.

        In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the 2007 amendment. Pursuant to the 2007 amendment, we transferred to Novartis our development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. We recognized $0.8 million and $0.6 million in royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended March 31, 2009 and 2008, respectively. The majority of the $0.8 million and $0.9 million receivables from related party balance at March 31, 2009 and December 31, 2008, respectively, consisted of royalty payments associated with product sales of Tyzeka®/Sebivo® from Novartis.

To date, the sum of non-refundable payments received from Novartis has totaled $117.2 million. We do not expect to receive any additional regulatory milestones for telbivudine, valtorcitabine or valopicitabine. The payments of $117.2 million have been recorded as deferred license fee revenue and are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed product and drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of April 30, 2009, Novartis owned approximately 53% of our outstanding stock.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stockholders’ Agreement

In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the stockholders’ agreement. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock. The stockholders’ agreement provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.

Novartis’ Stock Purchase Rights

Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of our voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357.0 million to holders of our stock who sold shares to Novartis on May 8, 2003.

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to 1,399,106 shares of common stock issuable by us as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 equity incentive plan. In exchange for Novartis’ termination of such right, we issued 1,100,000 shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 equity incentive plan was terminated and no additional adjustments to revenue and deferred revenue are required. Prior to the termination of the stock subscription rights under the 1998 equity incentive plan, as we granted options that were subject to this stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the license fee and payments received from Novartis. We remain subject to potential revenue adjustments with respect to grants of options and stock awards under our stock incentive plans other than the 1998 equity incentive plan.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any is payable by the option or award holder, is recorded as a reduction of the license fees associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through that date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership.

For the three months ended March 31, 2009, the impact of Novartis’ stock subscription rights has reduced the license fee by $2.7 million, which has been recorded as additional paid-in capital. Of this amount, $1.1 million has been recorded as an increase to deferred revenue as of March 31, 2009 with the remaining amount of $1.6 million recorded as an increase to license fee revenue. As of March 31, 2009, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $15.8 million, which has been recorded as additional paid-in capital. Of this amount, $5.3 million has been recorded as a reduction of deferred revenue with the remaining amount of $10.5 million as a reduction of license fee revenue.

Master Manufacturing and Supply Agreements

In May 2003, we entered into a master manufacturing and supply agreement in which we appointed Novartis to manufacture or have manufactured the clinical supply of the active pharmaceutical ingredient, or API, for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. We have the ability to appoint Novartis or a third-party to manufacture the commercial supply of the API based on a competitive bid process. Novartis has the right to match the best third-party bid.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Product Sales Arrangements

In connection with the Novartis license of drug candidates under the development and commercialization agreement, we have retained the right to co-promote or co-market all licensed products, with the exception of Tyzeka®/Sebivo®, in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and will share with us the net benefit from co-promotion and co-marketing. The net benefit was defined as net product sales minus related cost of sales. In the United Kingdom, France, Germany, Italy and Spain, the amount of the net benefit that would be shared with us would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, we would effectively sell products to Novartis for their further sale to third parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

5. GLAXOSMITHKLINE LICENSE AND STOCK PURCHASE AGREEMENT

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the GSK stock purchase agreement. Under the GSK stock purchase agreement, GSK purchased 2,475,728 shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

In March 2009, we received $34.0 million from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.

The GSK license agreement has several continuing performance obligations that we assessed under EITF 00-21, including joint committee participation and GSK’s right to license other NNRTI compounds we may develop in the future. We concluded that these deliverables do not have stand alone value and should be accounted for as a single unit of accounting in accordance with EITF 00-21. The $17.0 million license fee payment was recorded as deferred revenue as of March 31, 2009 and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years.

Under the terms of the GSK stock purchase agreement, we have agreed to file with the SEC, within 90 days following the date of the closing, a registration statement covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date.

GSK may terminate the GSK license agreement, in its sole discretion, by providing us with 90 days written notice. If either we or GSK materially breach the GSK license agreement and do not cure such breach within 60 days, the non-breaching party may terminate the GSK license agreement in its entirety. Either party may also terminate the GSK license agreement, effective immediately if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its assets. We may terminate the GSK license agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK license agreement.

GSK has also become a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the $34.0 million payment received from GSK in 2009. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall within our existing arrangements with the University of Cagliari and no additional payments would be due by us.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As a result of the GSK license agreement and stock purchase agreement, Novartis waived and amended certain rights under the development and commercialization agreement and amended a letter agreement related to the selection and appointment of our chief financial officer. Novartis also executed a waiver and consent under the amended and restated stockholders’ agreement. These waivers and amendments are more fully described in Note 19 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

6. MARKETABLE SECURITIES

       We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$12,648	$-	$-	$12,648
Corporate debt security	219	-	(30)	189
Auction rate security	1,710	-	-	1,710
Accrued interest	5	-	-	5
	$14,582	$-	$(30)	$14,552

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$19,993	$-	$-	$19,993
Corporate debt securities	2,665	-	(32)	2,633
U.S. government obligations	200	1	-	201
Auction rate security	1,710	-	-	1,710
Accrued interest	42	-	-	42
	$24,610	$1	$(32)	$24,579

	March 31,	December 31,
	2009	2008
	(In thousands)
Contractual maturity:
Maturing in one year or less	$12,652	$21,434
Maturing after one year through two years	-	70
Maturing after two years through ten years	-	1,158
Maturing after ten years	1,900	1,917
	$14,552	$24,579

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	March 31,	December 31,
	2009	2008
	(In thousands)
Classification in balance sheets:
Cash equivalents	$12,652	$20,010
Marketable securities	-	1,424
Marketable securities, non-current	1,900	3,145
	$14,552	$24,579

    The cash equivalent amounts of $12.7 million and $20.0 million at March 31, 2009 and December 31, 2008, respectively, are included as part of cash and cash equivalents in our condensed consolidated balance sheets.

7. INTANGIBLE ASSET, NET

      Our intangible asset relates to a settlement agreement entered into by and among us along with our chief executive officer in his individual capacity, the Universite Montpellier II, or University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 10. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

      We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The $15.0 million asset consists of a $4.0 million upfront payment and $11.0 million of accrued minimum payments. The amount of amortization each period is determined as the greater of straight-line or economic consumption. Amortization expense pertaining to the asset was $0.3 million for the three months ended March 31, 2009 and 2008, respectively, which was recorded as cost of revenues. As of March 31, 2009, accumulated amortization was $2.9 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2013 and $6.6 million through the remaining term of the expected economic benefit of the asset.

In January 2009, we implemented FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. The adoption of this FSP did not impact our financial statements.

8. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Research and development contract costs	$1,779	$785
Payroll and benefits	2,596	4,407
License fees	-	1,000
Professional fees	984	455
Short-term portion of accrued settlement payment	647	657
Other	1,838	1,964
	$7,844	$9,268

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. SHARE-BASED COMPENSATION

     The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Research and development	$439	$660
General and administrative	817	880
Total share-based compensation expense	$1,256	$1,540

      The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Weighted average fair value of options	$3.23	$2.89
Risk-free interest rate	1.88%	2.77%
Expected dividend yield	-	-
Expected option term (in years)	5.14	5.14
Expected volatility	70.1%	63.2%

      The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.

      A summary of stock option activity under our stock option plans for the three months ended March 31, 2009 is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2008	5,677,988	$8.64
Granted	1,111,500	$5.46
Cancelled	(148,366)	$16.15
Exercised	(53,083)	$1.67
Options outstanding at March 31, 2009	6,588,039	$7.99
Options exercisable at March 31, 2009	3,362,359	$10.21

        As of March 31, 2009, we have an aggregate of $10.0 million of stock compensation remaining to be amortized over a weighted average life of 3.0 years.

10. LEGAL COMMITMENTS AND CONTINGENCIES

Hepatitis C Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also allows for payments in an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales based payment equal to $12.0 million.

We have potential payment obligations under the license agreement with the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment we received from GSK in 2009 under the GSK license transaction. We are also liable for certain payments to the University of Cagliari if we receive from Novartis or another collaborator license fees or milestone payments with respect to such technology.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we entered into a letter agreement with Metabasis whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.

Hepatitis B Product

Pursuant to the license agreement between us and UAB, or UAB license agreement, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from both Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the agreement effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and as a result are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development and commercialization agreement. Under the development and commercialization agreement and the stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, we would be in breach of one or both of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under the development and commercialization agreement, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

IDENIX PHARMACEUTICALS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Under the GSK license agreement and the GSK stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, as well as representations regarding our ownership of the inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them to GSK, we would be in breach of these agreements. In the event of a breach by us, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4 was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard will have on our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “intend”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth below in Part II, Item 1A — Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, we have successfully developed and commercialized a drug (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis. We also have discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate for the treatment of human immunodeficiency virus, or HIV, that we licensed to GlaxoSmithKline, or GSK, in February 2009. Our current research and development focus is on the treatment of hepatitis C virus, or HCV. We currently have a nucleoside/nucleotide prodrug candidate, IDX184, for the treatment of HCV in proof-of-concept clinical testing. We also have HCV discovery programs focusing on protease inhibitors and non-nucleoside polymerase inhibitors. Clinical candidates have been selected from each of these two discovery programs and are currently undergoing IND-enabling preclinical testing.

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

IDX184 and IDX102 (nucleotide polymerase inhibitors)
The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors. We successfully completed a phase I study in October 2008 and are currently evaluating IDX184 in a proof-of-concept clinical study in treatment-naive HCV-genotype-1 infected patients.

IDX102 has completed late-stage preclinical development.

Indication	Product/Drug Candidates/Programs	Description
IDX136 and IDX316 (protease inhibitors)
We are conducting IND-enabling pharmacology and toxicology studies of IDX136 and IDX316. We plan to submit an IND or a CTA for a protease inhibitor drug candidate in 2009, assuming positive results from the IND-enabling preclinical studies.

	IDX375 (non-nucleoside polymerase inhibitor)	We are conducting IND-enabling pharmacology and toxicology studies of IDX375 and plan to submit an IND or a CTA for this drug candidate in 2009, assuming positive results from these studies.

All of our drug candidates are currently in preclinical development or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the U.S. Food and Drug Administration, or FDA, and foreign regulatory review and approval processes. The time and cost to complete development of our drug candidates may vary significantly and depends upon a number of factors, including the requirements mandated by the FDA and other regulatory agencies, the success of our clinical trials, the availability of financial resources, our collaboration with Novartis and its participation in the manufacturing and clinical development of our drug candidates.

Pursuant to the development, license and commercialization agreement we entered into with Novartis in 2003, which we refer to as the development and commercialization agreement, after Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its exclusive right to license our drug candidates generally requires that Novartis exercise the option for each such drug candidate after early demonstration of activity and safety in a proof-of-concept clinical study.

Pursuant to the license agreement we entered into with GSK in February 2009, which we refer to as the GSK license agreement, GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. We do not expect to incur any additional development costs relating to our NNRTI program, including IDX899.

To date, our revenues have been derived from: license fees, milestone payments and development expense reimbursements received from Novartis; license fees and other payments received from GSK; Tyzeka® product sales in the United States prior to October 1, 2007; amounts associated with Sebivo® product sales outside of the United States prior to October 1, 2007; royalty payments associated with sales of Tyzeka®/Sebivo®; and government grants. Effective October 1, 2007, with the transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka® and instead we recognize royalty income associated with product sales of Tyzeka®/Sebivo®. We derived substantially all of our total revenues from Novartis in 2009 and 2008. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues may include additional license fees, development expense funding for our drug candidates that Novartis may elect to license from us, as well as regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed drug candidates. We also anticipate recognizing additional revenue from our collaboration with GSK, which may include milestone and royalty payments related to the development and commercialization of NNRTI compounds.

We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the first quarter of 2010. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues for the three months ended March 31, 2009 and 2008 were as follows:
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Collaboration revenue - related party:
License fee revenue	$3,102	$1,197
Royalty revenue	780	559
Reimbursement of research and development costs	34	275
	3,916	2,031

License fee revenue	85	-
Government grants	10	13
Total revenues	$4,011	$2,044

Collaboration revenue - related party consists of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue - related party is comprised of the following:

•
license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of the licensed drug candidates;

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and

•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis.

Collaboration revenue - related party was $3.9 million in the three months ended March 31, 2009 as compared to $2.0 million in the same period in 2008. The majority of the $1.9 million increase was due to additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights in the first quarter of 2009. As of March 31, 2009, we also recognized $0.1 million of license fee revenue under the GSK license agreement.

Cost of Revenues

Cost of revenues was $0.5 million in the three months ended March 31, 2009 which was substantially unchanged as compared to the same period in 2008.

Research and Development Expenses

Research and development expenses were $10.8 million in the three months ended March 31, 2009 as compared to $14.9 million in the same period in 2008. The decrease of $4.1 million was primarily due to $2.3 million in lower expenses related to IDX899 as a result of the GSK license agreement in February 2009 which transferred the rights of IDX899 to GSK. The decrease was also due to $1.3 million in lower salaries, personnel costs, and consulting fees as well as $0.6 million of lower lab operating costs.

We do not expect a significant increase in our research and development expenses for 2009 as compared to the amount incurred in 2008. Although we expect to incur additional expenses to complete the proof-of-concept clinical study for IDX184 and initiate clinical studies for two of our HCV drug candidates, we will not incur significant expenses related to the development of our NNRTI program, including IDX899, due to the GSK license agreement.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $6.0 million in the three months ended March 31, 2009 as compared to $8.3 million in the same period in 2008. The decrease of $2.3 million was primarily due to $1.4 million in lower salaries, personnel related costs and consulting fees. Also, depreciation expense decreased $0.4 million due to the recognition of accelerated depreciation in March 2008 for assets that were no longer in use.

We expect general and administrative expenses in 2009 to be consistent with expenses incurred in 2008.

Other Income (Expense), Net

Other expense was less than $0.1 million in the three months ended March 31, 2009 as compared to $0.9 million of income in the same period in 2008. The decrease was primarily the result of lower average cash and marketable securities balances held during the three months ended March 31, 2009 due to the use of cash for operations.

Income Taxes

Income tax benefit was $0.4 million in the three months ended March 31, 2009 which was substantially unchanged compared to the same period in 2008.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license and stock purchase payments from GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Corporation for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public offerings in July 2004 and in October 2005;

•	net proceeds from private placements of our common stock concurrent with our 2004 and 2005 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the first quarter of 2010. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

As of March 31, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments, a corporate debt security and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the recent distress in the financial markets, certain investments have diminished liquidity and declined in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may decline further and may prevent us from liquidating our holdings. Beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of March 31, 2009, the majority of our investments were in government agency and treasury money market instruments.

We had total cash, cash equivalents and marketable securities of $64.5 million and $46.1 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had $62.6 million, or 97% of our total cash balance, in cash and cash equivalents and $1.9 million in non-current marketable securities. As of December 31, 2008, we had $41.5 million in cash and cash equivalents, $1.4 million in current marketable securities and $3.2 million in non-current marketable securities.

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2009 and net cash used in operating activities was $12.7 million in the same period of 2008. The $14.1 million net change in cash was primarily due to the $17.0 million received from GSK in 2009 pursuant to the GSK license agreement.

Net cash provided by investing activities was $2.5 million and $18.6 million in the three months ended March 31, 2009 and 2008, respectively. The $16.1 million decrease was primarily due to lower net proceeds from sales and maturities of our marketable securities.

Net cash provided by financing activities was $17.1 million and $0.2 million in the three months ended March 31, 2009 and 2008, respectively. The net cash provided by financing activities was primarily due to $17.0 million in proceeds received from the issuance of stock to GSK pursuant to the stock purchase agreement entered into with GSK in February 2009.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of March 31, 2009:

	Payments Due by Period

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Operating leases	$12,992	$3,323	$4,174	$3,514	$1,981
Consulting and other agreements	1,607	1,233	374	-	-
Long-term obligations	10,512	-	970	2,000	7,542
Total contractual obligations	$25,111	$4,556	$5,518	$5,514	$9,523

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

As of March 31, 2009, we have $2.2 million of uncertain tax positions. We also have certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments will be made.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or UAB, which we refer to as the UAB license agreement, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and Le Centre National de la Recherche Scientifique, or CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV virus.

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

We have potential payment obligations under the GSK license transaction with the Universita degli Studi di Cagliari, or University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment we received in 2009 from GSK under the GSK license transaction. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, GSK or another collaborator.

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Corporation, or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This settlement agreement provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo.

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we entered into a letter agreement with Metabasis whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the $1.0 million milestone payment.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from both Novartis and Clariant, the joint manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and as a result are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4 was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily government agency and treasury money market instruments. As of March 31, 2009, we held one investment in an auction rate security valued at $1.7 million. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline and we may not be able to liquidate our holdings.

Foreign Currency Exchange Rate Risk

We have subsidiaries in Europe with cash denominated in foreign currencies. We also receive royalty revenues based on worldwide product sales by Novartis on sales of Sebivo® outside of the United States. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 10 of this quarterly report for discussions of our legal proceedings.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2008, before deciding to invest in our securities.

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty revenue associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date and are unable to make a meaningful assessment of potential future revenue associated with potential sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until one of our other drug candidates receives regulatory approval and we or a collaborative partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $64.5 million at March 31, 2009. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through at least the first quarter of 2010. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:

•
with respect to IDX899, GSK is able to continue preclinical and clinical development of this drug candidate such that we receive certain preclinical and clinical development milestone payments within the next 24 months;

•
with respect to our other drug candidates, Novartis exercises its option to license other drug candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third parties; and

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

Our future capital needs will also depend generally on many other factors, including:

•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV;

•	the cost of obtaining, maintaining and defending patents on our drug candidates and our processes;

•	the cost, timing and outcome of regulatory reviews;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA and/or the European Medicines Agency, or EMEA, for our drug candidates as we continue development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.

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

Our research and development efforts may not result in additional drug candidates being discovered on anticipated timelines, which could limit our ability to generate revenues.

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

As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire.

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

As of March 31, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments, a corporate debt security and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the recent distress in the financial markets, certain investments have diminished liquidity and declined in value. Due to failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may further decline and may prevent us from liquidating our holdings. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

The commercial markets which we intend to enter are subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

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

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HBV, HCV and HIV. Our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any of our products. Additionally, products that our competitors successfully develop for the treatment of HCV and HIV may be marketed prior to any HCV or HIV product we or our collaborative partners successfully develop. Many of our competitors have:

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

Novartis and GSK have the right to compete with products and drug candidates developed or licensed by us. Novartis and GSK have the right to market and sell products that compete with the drug candidates and products that we license to them and any competition by Novartis or GSK could have a material adverse effect on our business.

Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of vaccines for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical.

With respect to Tyzeka®/Sebivo® and other products, if any, we may successfully develop and obtain approval to commercialize, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products or obtain more effective patent protection than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.

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

We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals and our failure to do so would have an adverse effect on our business.

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

One of these estimates is our estimate of the development period over which we amortize license fee revenue from Novartis, which we review on a quarterly basis. As of March 31, 2009, we have estimated that the performance period during which the development of our licensed product and drug candidates will be completed is approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

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

We have completed an assessment and will continue to review in the future our internal controls over financial reporting in an effort to ensure compliance with the Section 404 requirements. The manner by which companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how registered independent public accounting firms apply these requirements and test companies’ internal controls, is subject to change and will evolve over time. As a result, notwithstanding our efforts, it is possible that either our management or our registered independent public accounting firm may in the future determine that our internal controls over financial reporting are not effective.

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

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of chronic hepatitis B virus in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with chronic hepatitis B virus. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. If GSK is unable to successfully develop IDX899 or any other compound licensed to it, we will not receive milestone or royalty payments from GSK other than the initial amount of $34.0 million already received.

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

If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to commence human clinical trials of any HCV drug candidates or other drug candidates;

•	GSK may be unable to continue human clinical trials of IDX899 or commence human clinical trials of any other licensed compound;

•	Novartis may choose not to license our drug candidates and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or

•	we may not have the financial resources to continue the research and development of our drug candidates.

If our drug candidates fail to obtain U.S. and/or foreign regulatory approval, we and our partners will be unable to commercialize our drug candidates.

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Before any drug candidate can be approved for sale, we, or GSK, in the case of an NNRTI, including IDX899, must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, which are a rigorous set of requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to GSK to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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

Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we or our partners fail to comply with applicable U.S. and foreign regulations, we or our partners could lose approvals that we or our partners have been granted and our business would be seriously harmed.

Even after approval, any drug product we or our collaboration partners successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we or our collaboration partners are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, to the corresponding regulatory approvals. Any manufacturer we or our collaboration partners use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We and our collaboration partners are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the modified product may be marketed.

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

The research, testing, manufacturing and marketing of drug candidates and products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions. These enforcement actions may include, without limitation:

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

As of April 30, 2009, Novartis owned approximately 53% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

Additionally, in January 2009, we also amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the modification of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.

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

We currently depend on Novartis for a significant portion of our revenues, for the commercialization of Tyzeka®/Sebivo® and for support in the development of drug candidates Novartis has licensed from us. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

In May 2003, we received a $75.0 million license fee from Novartis in connection with the license to Novartis of our then HBV drug candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007, we received an additional $10.0 million milestone payment for regulatory approval of Sebivo® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional drug candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. As a result, we received a $25.0 million license fee from Novartis and the right to receive up to an additional $45.0 million in license fee payments upon advancement of a specified HCV drug candidate into phase III clinical trials. Assuming we continue to successfully develop and commercialize our drug candidates licensed by Novartis (other than valopicitabine), under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these drug candidates and additional milestone payments from Novartis. Additionally, if any of the drug candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license other drug candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such drug candidates in accordance with development plans mutually agreed with Novartis.

Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding Tyzeka®/Sebivo®. For Tyzeka®/Sebivo®, we acted as lead commercial party in the United States. Effective on October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

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

Novartis has the option to license from us drug candidates we discover or, in some cases, acquire. If Novartis does not exercise its option with respect to a drug candidate, our development, manufacture and/or commercialization of such drug candidate may be substantially delayed or limited.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates. If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. Novartis waived its option to license any NNRTI compound developed by us, including IDX899, allowing us to enter into the GSK license agreement in February 2009.

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

In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV drug candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV drug candidates and may assert that such losses include the settlement payments.

In July 2008, we, our chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of the HBV virus and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV drug candidates and may assert that such losses include the settlement payments.

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

If we issue capital stock, in certain situations, Novartis will be able to purchase shares at par value to maintain its percentage ownership in Idenix and, if that occurs, this could cause dilution. In addition, Novartis has the right, under specified circumstances, to purchase a pro rata portion of other shares that we may issue.

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK.

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

Novartis has the right to market and sell products that compete with the drug candidates and products that we license to it and any competition by Novartis could have a material adverse effect on our business.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

In February 2009, we entered into the GSK licensing agreement under which we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Our revenues under this licensing agreement consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including IDX899, by GSK, its affiliates and sublicensees. Payments and royalties under this agreement depend solely on GSK’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If GSK does not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.

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

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates. Under our license agreement, as amended, with the University of Cagliari, we and GSK have the right to exploit and license our co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, GSK or other third parties our rights in our products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.

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

Factors Related to Our Common Stock

Our common stock may have a volatile trading price and low trading volume.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

We do not anticipate paying cash dividends, so you must rely on stock price appreciation for any return on your investment.

We anticipate retaining any future earnings for reinvestment in our research and development programs. Therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Sales of additional shares of our common stock could result in dilution to existing stockholders and cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of April 30, 2009 we had 59,076,545 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,525,228 shares of common stock with a weighted average exercise price of $7.96 per share.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:

•	our collaboration with Novartis;

•	our collaboration with GSK;

•
the results of our ongoing phase I/II, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and antiviral activity of IDX184 in treatment-naïve adult patients infected with HCV;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

We issued and sold the following shares of our common stock during the quarterly period ending March 31, 2009 on the respective date below:

(1)	On February 23, 2009, we issued and sold 5,444 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.41; and

(2)	on March 18, 2009, we issued and sold 2,475,728 shares of our common stock to GlaxoSmithKline pursuant to the terms of our GSK stock purchase agreement at a per share price of $6.87.

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

Date: May 8, 2009	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ RONALD C. RENAUD, JR.
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