Form 10-Q
period 2009-06-30
IDENIX PHARMACEUTICALS INC
filed 2009-07-31
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 20, 2009, the number of shares of the registrant’s common stock, par value $.001 per share, outstanding was 59,078,996 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Operations for the Six Months ended June 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II—Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 5. Other Information	47

Item 6. Exhibits	47

Signatures	48

Exhibit Index	49
EX. 21.1 Subsidiaries of the Registrant

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$50,128	$41,509
Restricted cash	411	411
Marketable securities	-	1,424
Receivables from related party	843	894
Income taxes receivable	1,782	3,526
Prepaid expenses and other current assets	1,536	2,277
Total current assets	54,700	50,041
Intangible asset, net	11,806	12,387
Property and equipment, net	11,367	13,238
Restricted cash	750	750
Marketable securities	1,584	3,145
Income taxes receivable	997	-
Other assets	1,588	219
Total assets	$82,792	$79,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,649	$3,868
Accrued expenses	9,959	9,268
Deferred revenue	1,025	-
Deferred revenue, related party	6,110	5,965
Other current liabilities	592	475
Total current liabilities	20,335	19,576
Long-term obligations	13,506	12,789
Deferred revenue, net of current portion	19,905	4,272
Deferred revenue, related party, net of current portion	33,607	35,790
Total liabilities	87,353	72,427
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2009 and December 31, 2008; 59,078,996 and 56,538,859 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	59	57
Additional paid-in capital	533,042	515,883
Accumulated other comprehensive income	541	375
Accumulated deficit	(538,203)	(508,962)
Total stockholders' equity (deficit)	(4,561)	7,353
Total liabilities and stockholders' equity (deficit)	$82,792	$79,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008

Revenues:
Collaboration revenue - related party	$2,182	$1,433
Other revenue	267	159
Total revenues	2,449	1,592
Operating expenses:
Cost of revenues	492	415
Research and development	11,400	14,136
General and administrative	5,357	6,651
Restructuring charges	1,506	37
Total operating expenses	18,755	21,239
Loss from operations	(16,306)	(19,647)
Other income (expense), net	(249)	485
Loss before income taxes	(16,555)	(19,162)
Income tax benefit	241	256
Net loss	$(16,314)	$(18,906)

Basic and diluted net loss per common share	$(0.28)	$(0.34)
Shares used in computing basic and diluted net loss per common share	59,077	56,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Revenues:
Collaboration revenue - related party	$6,098	$3,478
Other revenue	362	157
Total revenues	6,460	3,635
Operating expenses:
Cost of revenues	954	810
Research and development	22,250	29,004
General and administrative	11,373	14,972
Restructuring charges	1,506	297
Total operating expenses	36,083	45,083
Loss from operations	(29,623)	(41,448)
Other income (expense), net	(297)	1,425
Loss before income taxes	(29,920)	(40,023)
Income tax benefit	679	657
Net loss	$(29,241)	$(39,366)

Basic and diluted net loss per common share	$(0.50)	$(0.70)
Shares used in computing basic and diluted net loss per common share	58,014	56,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(29,241)	$(39,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,851	2,938
Share-based compensation expense	2,446	2,882
Revenue adjustment for contingently issuable shares	(1,362)	3,142
Other	269	6
Changes in operating assets and liabilities:
Receivables from related party	51	9,469
Income taxes receivable	2,958	(367)
Prepaid expenses and other current assets	(77)	2,161
Income taxes receivable, non-current	(946)	(461)
Other assets	(557)	700
Accounts payable	(1,221)	(3,354)
Accrued expenses and other current liabilities	263	(2,638)
Deferred revenue	16,658	-
Deferred revenue, related party	(3,077)	(4,197)
Other liabilities	(370)	(898)
Net cash used in operating activities	(11,355)	(29,983)
Cash flows from investing activities:
Purchases of property and equipment	(220)	(1,479)
Purchases of marketable securities	-	(15,145)
Sales and maturities of marketable securities	2,748	51,877
Net cash provided by investing activities	2,528	35,253
Cash flows from financing activities:
Proceeds from exercise of common stock options	97	421
Proceeds from issuance of common stock to related party	20	2
Proceeds from issuance of common stock	17,000	-
Net cash provided by financing activities	17,117	423
Effect of changes in exchange rates on cash and cash equivalents	329	109
Net increase in cash and cash equivalents	8,619	5,802
Cash and cash equivalents at beginning of period	41,509	48,260
Cash and cash equivalents at end of period	$50,128	$54,062
Supplemental disclosure of noncash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	$2,401	$6,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries, which we reference as Idenix, we, us or our. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2009. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2009.

Certain financial statement items have been reclassified to conform to the current period presentation.

In June 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, or SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this statement did not impact our financial statements. We evaluated all events or transactions that occurred after June 30, 2009 through July 31, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

We entered into a collaboration arrangement with Novartis Pharma AG, or Novartis, in May 2003, which we refer to as the development and commercialization agreement. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalties, which are classified as collaboration revenue – related party in our condensed consolidated statements of operations. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was executed, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has considerable commercialization expertise and the infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation to participate in these committees post commercialization is inconsequential.

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®. Royalty revenue is recognized when reported from Novartis and classified as collaboration revenue - related party in our condensed consolidated statements of operations. Royalty revenue is equal to a percentage of telbivudine (Tyzeka®/Sebivo®) net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

In February 2009, we entered into a license agreement with GlaxoSmithKline, or GSK, which we refer to as the GSK license agreement. Under the GSK license agreement, we granted GSK an exclusive license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899, for the treatment of human diseases, including human immunodeficiency virus, or HIV, and acquired immune deficiency syndrome, or AIDS, on a worldwide basis. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has performance obligations that we assessed under EITF No. 00-21, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future. We concluded that this arrangement should be accounted for as a single unit of accounting in accordance with EITF No. 00-21. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years. This license fee revenue is classified as other revenue in our condensed consolidated statements of operations.

We have entered into cooperative agreements in which we have co-developed or acquired licenses for certain of our antiviral technology from third parties. These cooperative agreements generally require royalty or other payments to be paid by us to the co-developers or licensors when we out-license rights to or commercialize these certain technologies to our collaboration partners. These payments to the co-developers or licensors are deferred and are recognized as expense over the same period that we recognize the related revenue under our collaborative arrangements.

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

Marketable Securities

We classify our marketable securities with remaining final maturities of 12 months or less from the purchase date as current marketable securities in our condensed consolidated balance sheets, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the condensed consolidated statements of operations and a new cost basis in the security is established. In April 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. This standard provides additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event and modifies the presentation and disclosures when an other-than-temporary impairment event has occurred. The adoption of this standard did not have a significant impact on our financial statements.

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are measured in accordance with SFAS No. 157, Fair Value Measurements, or SFAS No. 157. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

The following table represents our assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Money market funds	$22,783	$-	$22,783
Auction rate security	-	1,584	1,584
	$22,783	$1,584	$24,367

        The following table represents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Money market funds	$19,993	$-	$19,993
Corporate debt securities	2,633	-	2,633
U.S. obligations	201	-	201
Auction rate security	-	1,710	1,710
	$22,827	$1,710	$24,537

        The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Three and Six Months Ended
June 30, 2009
Fair Value
(In thousands)
Beginning balance	$1,710
Purchases, sales, and settlements	-
Total unrealized losses recognized in earnings	(126)
Ending balance	$1,584

        In accordance with SFAS No. 157, our cash equivalents were valued at June 30, 2009 using calculated net asset values and are therefore classified as Level 2. As of June 30, 2009 and December 31, 2008, we held one investment in an auction rate security, which has failed auctions since the first quarter of 2008. This security was classified as Level 3 in accordance with SFAS No. 157 and represented 6.5% of the total assets that were measured at fair value on a recurring basis as of June 30, 2009. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 2.33% per annum coupon rate, a 0.664% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of June 30, 2009. We also considered in determining the fair value that our holding in the auction rate security was backed by the U.S. government and that the security was rated A3 at June 30, 2009. Due to the fair value being less than the cost basis and our intent to sell the investment, the decline was deemed to be an other-than-temporary impairment. We recorded an impairment charge of $0.1 million in the three months ended June 30, 2009 and adjusted the fair value of the security to $1.6 million in our condensed consolidated balance sheet at June 30, 2009.

We adopted several new standards regarding the fair value and disclosures of financial and non-financial assets in 2009. In January 2009, we implemented SFAS No. 157 as it relates to our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 did not have a significant impact on our financial statements. In April 2009, we also adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. This standard also provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. The adoption of this standard did not have a significant impact on our financial statements. In April 2009, we adopted FSP FAS 107-1 and Accounting Principles Board Opinion, or APB, 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of this standard did not have an impact on our financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

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

We account for uncertain tax positions that meet “a more likely than not” threshold in accordance with FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, which requires us to recognize the benefit of uncertain tax positions in our financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(16,314)	$(18,906)	$(29,241)	$(39,366)
Basic and diluted weighted average number of
common shares outstanding	59,077	56,359	58,014	56,316
Basic and diluted net loss per common share	$(0.28)	$(0.34)	$(0.50)	$(0.70)

The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2009	2008
	(In thousands)

Options	6,511	6,153
Contingently issuable shares to related party	681	2,754
	7,192	8,907

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

In January 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not impact our financial statements.

3. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2009 and 2008, respectively, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net loss	$(16,314)	$(18,906)	$(29,241)	$(39,366)
Changes in other comprehensive loss:
Foreign currency translation adjustment	553	93	135	585
Unrealized gain (loss) on marketable securities	30	(47)	31	(95)
Total comprehensive loss	$(15,731)	$(18,860)	$(29,075)	$(38,876)

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

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock, at amounts to be determined in the future. Novartis may exercise this option generally after early demonstration of activity and safety in a proof-of-concept clinical study. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we also granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, subject to our commercialization rights. These commercialization rights include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. We will grant Novartis similar commercialization rights for other drug candidates that Novartis chooses to license at amounts to be determined in the future.

In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the 2007 amendment. Pursuant to the 2007 amendment, we transferred to Novartis our development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. We recognized $0.8 million and $0.6 million in royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended June 30, 2009 and 2008, respectively. We recognized $1.6 million and $1.2 million in royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the six months ended June 30, 2009 and 2008, respectively. The majority of the $0.8 million and $0.9 million receivables from related party balance at June 30, 2009 and December 31, 2008, respectively, consisted of royalty payments associated with product sales of Tyzeka®/Sebivo® from Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

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

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific hepatitis C virus, or HCV, drug candidates. As of July 20, 2009, Novartis owned approximately 53% of our outstanding stock.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

For the six months ended June 30, 2009, the impact of Novartis’ stock subscription rights has reduced the license fee by $2.4 million, which has been recorded as additional paid-in capital. Of this amount, $1.0 million has been recorded as an increase to deferred revenue as of June 30, 2009 with the remaining amount of $1.4 million recorded as an increase to license fee revenue. As of June 30, 2009, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $16.2 million, which has been recorded as additional paid-in capital. Of this amount, $5.2 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.0 million as a reduction of license fee revenue.

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

 Product Sales Arrangements

In connection with the drug candidates that Novartis licenses under the development and commercialization agreement, we have retained the right to co-promote or co-market all licensed products, with the exception of Tyzeka®/Sebivo®, in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. In the United Kingdom, France, Germany, Italy and Spain, the amount of the net benefit that would be shared with us would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, we would effectively sell products to Novartis for their further sale to third parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

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

The GSK license agreement has performance obligations that we assessed under EITF No. 00-21, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future. We concluded that this arrangement should be accounted for as a single unit of accounting in accordance with EITF No. 00-21. The $17.0 million license fee payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years. We recognized $0.3 million of license fee revenue for the three and six months ended June 30, 2009.

Under the terms of the GSK stock purchase agreement, in June 2009, we filed a registration statement with the SEC covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date.

GSK may terminate the GSK license agreement, in its sole discretion, by providing us with 90 days written notice. If either we or GSK materially breach the GSK license agreement and do not cure such breach within 60 days, the non-breaching party may terminate the GSK license agreement in its entirety. Either party may also terminate the GSK license agreement, effective immediately, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its assets. We may terminate the GSK license agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK license agreement.

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

6. MARKETABLE SECURITIES

       We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these marketable securities are recorded at fair value based on Level 2 and Level 3 inputs as described by SFAS No. 157. The fair values of available-for-sale investments by type of security, contractual maturity and classification in our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$22,783	$-	$-	$22,783
Auction rate security	1,584	-	-	1,584
Accrued interest	2	-	-	2
	$24,369	$-	$-	$24,369

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$19,993	$-	$-	$19,993
Corporate debt securities	2,665	-	(32)	2,633
U.S. government obligations	200	1	-	201
Auction rate security	1,710	-	-	1,710
Accrued interest	42	-	-	42
	$24,610	$1	$(32)	$24,579

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

	June 30,	December 31,
	2009	2008
	(In thousands)
Contractual maturity:
Maturing in one year or less	$22,785	$21,434
Maturing after one year through two years	-	70
Maturing after two years through ten years	-	1,158
Maturing after ten years	1,584	1,917
	$24,369	$24,579

	June 30,	December 31,
	2009	2008
	(In thousands)
Classification in balance sheets:
Cash equivalents	$22,785	$20,010
Marketable securities	-	1,424
Marketable securities, non-current	1,584	3,145
	$24,369	$24,579

The cash equivalent amounts of $22.8 million and $20.0 million at June 30, 2009 and December 31, 2008, respectively, are included as part of cash and cash equivalents in our condensed consolidated balance sheets.

7. INTANGIBLE ASSET, NET

Our intangible asset relates to a settlement agreement entered into by and among us along with our chief executive officer in his individual capacity, the Universite Montpellier II, or University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 11. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the period of the expected economic benefit of the related asset. The $15.0 million asset consists of a $4.0 million upfront payment and $11.0 million of accrued minimum payments. The amount of amortization each period is determined as the greater of straight-line or economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, which was recorded as cost of revenues. As of June 30, 2009, accumulated amortization was $3.1 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2013 and $6.6 million through the remaining term of the expected economic benefit of the asset.

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

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

	June 30,	December 31,
	2009	2008
	(In thousands)

Research and development contract costs	$1,847	$785
Payroll and benefits	3,436	4,407
License fees	-	1,000
Professional fees	542	455
Short-term portion of accrued settlement payment	651	657
Restructuring	1,509	-
Other	1,974	1,964
	$9,959	$9,268

The accrued restructuring liability of $1.5 million at June 30, 2009 represents costs related to the June 2009 closing of our lab facility in Cagliari, Italy (Note 10). The accrual amount consists of employee severance costs and contract terminations costs associated with closing the facility.

 9. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Research and development	$408	$467	$847	$1,127
General and administrative	783	876	1,599	1,755
Total share-based compensation expense	$1,191	$1,343	$2,446	$2,882

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average fair value of options	$2.12	$3.76	$3.14	$2.99
Risk-free interest rate	2.52%	3.27%	1.93%	2.83%
Expected dividend yield	-	-	-	-
Expected option term (in years)	5.10	5.14	5.14	5.14
Expected volatility	71.5%	63.2%	70.2%	63.2%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.

A summary of stock option activity under our stock option plans for the six months ended June 30, 2009 is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2008	5,677,988	$8.64
Granted	1,211,500	$5.29
Cancelled	(321,553)	$11.85
Exercised	(56,514)	$1.71
Options outstanding at June 30, 2009	6,511,421	$7.92
Options exercisable at June 30, 2009	3,566,504	$9.91

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

As of June 30, 2009, we have an aggregate of $9.3 million of stock compensation remaining to be amortized over a weighted average life of 2.8 years.

10. CLOSING OF LAB FACILITY

In June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions as a result of continuing cost saving initiatives. We have accounted for the one-time termination benefits and closing of the lab facility in accordance with SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. We recorded a restructuring charge and liability of $1.5 million for the quarter ended June 30, 2009. This amount consisted of $1.2 million of severance costs and a $0.3 million accrual for contract termination costs associated with closing the lab facility. We expect the majority of the $1.5 million to be paid by July 31, 2009. We also recognized $0.4 million of accelerated depreciation on assets that would no longer be used as a result of closing the lab facility.

11. LEGAL COMMITMENTS AND CONTINGENCIES

Hepatitis C Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products, which we refer to as the sales based payments. We are obligated to make sales based payments of at least $12.0 million over a specific period of time as set forth in the settlement agreement.

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

Hepatitis B Product

Pursuant to the license agreement between us and UAB, or UAB license agreement, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS, collectively the 1998 licensors, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of chronic hepatitis B virus, or HBV.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

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

Other Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts, and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. The parties are discussing possible remedial action, and we have initiated some remedial steps and are considering others to resolve this dispute. However, if the parties are unable to resolve this matter through negotiations and remedial action and if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activity at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, was issued. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “intend”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the expressed or implied forward-looking statements we make. These important factors include our “critical accounting policies and estimates” and the risk factors set forth below in Part II, Item 1A — Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, we have successfully developed and commercialized a drug (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis. We also have discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate for the treatment of human immunodeficiency virus, or HIV and acquired immune deficiency syndrome, or AIDS. We licensed IDX899 to GlaxoSmithKline, or GSK, in February 2009. Our current research and development focus is on the treatment of hepatitis C virus, or HCV. In July 2009, we successfully completed a three-day proof-of-concept clinical study of a nucleoside/nucleotide prodrug candidate, IDX184, for the treatment of HCV. We also have HCV discovery programs focusing on protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors. Clinical candidates have been selected from the protease inhibitor and non-nucleoside polymerase inhibitor programs and are currently undergoing investigational new drug application, or IND, enabling preclinical testing.

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

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor, or NNRTI
In 2008, we successfully completed a proof-of-concept clinical study of IDX899 in treatment-naïve HIV infected patients. In February 2009, we granted GSK an exclusive license to develop, manufacture and commercialize IDX899.

HCV	Discovery and Development Program
This program is focused on four classes of direct-acting antivirals for the treatment of HCV, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors. The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors.

Indication	Product/Drug Candidates/Programs	Description
Nucleotide Polymerase Inhibitors
We successfully completed a phase I study of IDX184 in healthy volunteers in October 2008. In July 2009, we successfully completed a proof-of-concept study of IDX184 in 41 treatment-naïve HCV genotype-1-infected patients who were randomized to receive either IDX184 or placebo once-daily for three days. Four dosing cohorts (25 mg, 50 mg, 75 mg and 100 mg) of IDX184 were evaluated. IDX184 was well tolerated in this study with no serious adverse events reported and no discontinuations from the study. Patterns of adverse events were similar between IDX184- and placebo-treated patients. Mean viral load declines observed in this study ranged from .46 log 10 in the 25 mg/day cohort to .74 log 10 in the 100 mg/day cohort. Viral load declines were observed in 30 of the 31 IDX184-treated patients, with no response observed in one patient in the 25 mg cohort.

IDX102 has completed late-stage preclinical development.

Protease Inhibitors
We have initiated a 28-day chronic toxicology study in two species for our lead protease inhibitor candidate. We plan to submit an IND or a clinical trial authorization, or CTA, for a protease inhibitor drug candidate in 2009, assuming positive results from the IND-enabling preclinical studies.

	Non-Nucleoside Polymerase Inhibitor	We are conducting IND-enabling pharmacology and toxicology studies of IDX375 and plan to submit an IND or a CTA for this drug candidate in 2009, assuming positive results from these studies.

	NS5A Inhibitor	In the second quarter of 2009, we initiated an NS5A discovery program.

All of our drug candidates are currently in discovery, preclinical development or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the U.S. Food and Drug Administration, or FDA, and foreign regulatory review and approval processes. The time and cost to complete development of our drug candidates may vary significantly and depends upon a number of factors, including the requirements mandated by the FDA and other regulatory agencies, the success of our clinical trials, the availability of financial resources, our collaboration with Novartis and its participation in the manufacturing and clinical development of our drug candidates.

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

To date, our revenues have been derived from: license fees, milestone payments, and research and development expense reimbursements received from Novartis; license fee payments received from GSK; Tyzeka® product sales in the United States prior to October 1, 2007; amounts associated with Sebivo® product sales outside of the United States prior to October 1, 2007; royalty payments associated with sales of Tyzeka®/Sebivo®; and government grants. Effective October 1, 2007, with the transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka® and instead we recognize royalty income associated with product sales of Tyzeka®/Sebivo®. We derived substantially all of our revenues from Novartis in 2009 and 2008. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues may include additional license fees, development expense funding for our drug candidates that Novartis may elect to license from us, as well as regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed drug candidates. We also anticipate recognizing additional revenues from our collaboration with GSK, which may include milestone and royalty payments related to the development and commercialization of NNRTI compounds.

We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the first quarter of 2010. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional capital shares pursuant to a financing under the shelf registration statement so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Total revenues for the three months ended June 30, 2009 and 2008 were as follows:
	Three Months Ended June 30,
	2009	2008
	(In thousands)
Collaboration revenue - related party:
License fee revenue	$1,338	$(157)
Royalty revenue	833	616
Reimbursement of research and development costs	11	974
	2,182	1,433

License fee revenue	256	-
Government grants	11	159
Total revenues	$2,449	$1,592

Collaboration revenue - related party consists of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue - related party is comprised of the following:

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

Collaboration revenue - related party was $2.2 million in the three months ended June 30, 2009 as compared to $1.4 million in the same period in 2008. The majority of the $0.8 million increase was due to additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights in the second quarter of 2009. This amount was partially offset by a decrease in the reimbursement of research and development costs from Novartis in the second quarter of 2009 as compared to the same period in 2008.

In the three months ended June 30, 2009, we also recognized $0.3 million of license fee revenue under the GSK license agreement, which was classified as other revenue in the condensed consolidated statement of operations.

Cost of Revenues

Cost of revenues was $0.5 million in the three months ended June 30, 2009 which was substantially unchanged as compared to the same period in 2008.

Research and Development Expenses

Research and development expenses were $11.4 million in the three months ended June 30, 2009 as compared to $14.1 million in the same period in 2008. The decrease of $2.7 million was primarily due to $0.8 million in lower expenses related to IDX899 as a result of the GSK license agreement in February 2009 which transferred the responsibility to develop IDX899 to GSK. We also had $0.7 million in lower expenses related to clinical trials for Tyzeka®/Sebivo® which were transferred to Novartis. In addition, preclinical expenses decreased $0.7 million and lab operating costs decreased $0.5 million.

We do not expect a significant increase in our research and development expenses for 2009 as compared to the amount incurred in 2008. Although we expect to incur additional expenses to initiate clinical studies for two of our HCV drug candidates, we will not incur any additional development expenses related to our NNRTI program, including IDX899, due to the GSK license agreement.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $5.4 million in the three months ended June 30, 2009 as compared to $6.7 million in the same period in 2008. The decrease of $1.3 million was primarily due to lower salaries, personnel related costs and consulting fees.

We expect general and administrative expenses in 2009 to be consistent with expenses incurred in 2008.

Restructuring Charges

Restructuring charges were $1.5 million in the three months ended June 30, 2009 as compared to less than $0.1 million in the same period in 2008. In June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of an accrual for contract termination costs associated with closing the lab facility and employee severance costs. We estimate that this restructuring will result in annual savings of at least $3.0 million.

Other Income (Expense), Net

Other expense was $0.2 million in the three months ended June 30, 2009 as compared to $0.5 million of income in the same period in 2008. The decrease was primarily the result of lower average cash and marketable securities balances held during the three months ended June 30, 2009 due to the use of cash for operations. We also recognized an impairment charge of $0.1 million related to an auction rate security and $0.1 million related to realized losses recognized on the sale of certain investments in the three months ended June 30, 2009.

Income Taxes

Income tax benefit was $0.2 million in the three months ended June 30, 2009 which was substantially unchanged compared to the same period in 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Total revenues for the six months ended June 30, 2009 and 2008 were as follows:
	Six Months Ended June 30,
	2009	2008
	(In thousands)
Collaboration revenue - related party:
License fee revenue	$4,440	$1,054
Royalty revenue	1,613	1,174
Reimbursement of research and development costs	45	1,250
	6,098	3,478

License fee revenue	342	-
Government grants	20	157
Total revenues	$6,460	$3,635

Collaboration revenue - related party was $6.1 million in the six months ended June 30, 2009 as compared to $3.5 million in the same period in 2008. The majority of the $2.6 million increase was due to additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights in the six months ended June 30, 2009. This increase was partially offset by a decrease in the reimbursement of research and development costs from Novartis in the six months ended June 30, 2009 compared to the same period in 2008.

In the six months ended June 30, 2009, we also recognized $0.3 million of license fee revenue under the GSK license agreement, which was classified as other revenue in the condensed consolidated statement of operations.

Cost of Revenues

Cost of revenues was $1.0 million in the six months ended June 30, 2009 which was substantially unchanged as compared to the same period in 2008.

Research and Development Expenses

Research and development expenses were $22.3 million in the six months ended June 30, 2009 as compared to $29.0 million in the same period in 2008. The decrease of $6.7 million was primarily due to $3.1 million in lower expenses related to IDX899 as a result of the GSK license agreement in February 2009 which transferred the responsibility to develop IDX899 to GSK. Also lab operating costs decreased $1.1 million and preclinical expenses decreased $0.7 million. Additionally, salaries, personnel related costs and consulting fees were $1.7 million lower in 2009.

We do not expect a significant increase in our research and development expenses for 2009 as compared to the amount incurred in 2008. Although we expect to incur additional expenses to initiate clinical studies for two of our HCV drug candidates, we will not incur additional development expenses related to our NNRTI program, including IDX899, due to the GSK license agreement.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $11.4 million in the six months ended June 30, 2009 as compared to $15.0 million in the same period in 2008. The decrease of $3.6 million was primarily due to $2.4 million in lower salaries, personnel related costs and consulting fees. Also, depreciation expense decreased $0.4 million due to the recognition of accelerated depreciation in March 2008 for assets that were no longer in use.

We expect general and administrative expenses in 2009 to be consistent with expenses incurred in 2008.

Restructuring Charges

Restructuring charges were $1.5 million in the six months ended June 30, 2009 as compared to $0.3 million in the same period in 2008. In June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of an accrual for contract termination costs associated with closing the lab facility and employee severance costs. We estimate that this restructuring will result in annual savings of at least $3.0 million.

Other Income (Expense), Net

Other expense was $0.3 million in the six months ended June 30, 2009 as compared to $1.4 million of income in the same period in 2008. The decrease was primarily the result of lower average cash and marketable securities balances held during the six months ended June 30, 2009 due to the use of cash for operations. We also recognized an impairment charge of $0.1 million related to an auction rate security and $0.2 million related to realized losses recognized on the sale of certain investments in the six months ended June 30, 2009.

Income Taxes

Income tax benefit was $0.7 million in the six months ended June 30, 2009 which was substantially unchanged compared to the same period in 2008.

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

We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the first quarter of 2010. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under the shelf registration so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs. As a result of continuing cost saving initiatives, in June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions. We estimate that this restructuring will result in annual savings of at least $3.0 million.

As of June 30, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the distress in the financial markets over the past year certain investments have diminished liquidity and declined in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of June 30, 2009, the majority of our investments were in government agency and treasury money market instruments.

We had total cash, cash equivalents and marketable securities of $51.7 million and $46.1 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had $50.1 million, or 97% of our total cash balance, in cash and cash equivalents and $1.6 million in non-current marketable securities. As of December 31, 2008, we had $41.5 million in cash and cash equivalents, $1.4 million in current marketable securities and $3.2 million in non-current marketable securities.

Net cash used in operating activities was $11.4 million and $30.0 million in the six months ended June 30, 2009 and 2008, respectively. The $18.6 million net change in cash was primarily due to the $17.0 million received from GSK in the first quarter of 2009 pursuant to the GSK license agreement and lower operating expenses incurred in the six months ended June 30, 2009 as compared to 2008.

Net cash provided by investing activities was $2.5 million and $35.3 million in the six months ended June 30, 2009 and 2008, respectively. The $32.8 million decrease was primarily due to lower net proceeds from sales and maturities of our marketable securities.

Net cash provided by financing activities was $17.1 million and $0.4 million in the six months ended June 30, 2009 and 2008, respectively. The change in net cash provided by financing activities was primarily due to $17.0 million in proceeds received from the issuance of stock to GSK pursuant to the stock purchase agreement entered into with GSK in February 2009.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of June 30, 2009:

	Payments Due by Period

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Operating leases	$12,490	$3,059	$4,229	$3,270	$1,932
Consulting and other agreements	1,481	1,202	279	-	-
Long-term obligations	10,080	-	809	2,000	7,271
Total contractual obligations	$24,051	$4,261	$5,317	$5,270	$9,203

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

As of June 30, 2009, we have $2.7 million of uncertain tax positions. We also have certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

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

Additionally, in connection with the resolution of matters relating to certain of our HCV drug candidates we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products, which we refer to as the sales based payments. We are obligated to make sales based payments of at least $12.0 million over a specific period of time as set forth in the settlement agreement.

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

Recent Accounting Pronouncements

In June 2009, Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, was issued. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily government agency and treasury money market instruments. As of June 30, 2009, we held one investment in an auction rate security valued at $1.6 million. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our security may decline and we may not be able to liquidate our holding.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 11 of this quarterly report for discussions of our legal proceedings.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2008, and in this quarterly report, before deciding to invest in our securities.

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

Our cash, cash equivalents and marketable securities balance was approximately $51.7 million at June 30, 2009. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through at least the first quarter of 2010. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:

•
with respect to IDX899, GSK is able to continue preclinical and clinical development of this drug candidate such that we receive certain preclinical and clinical development milestone payments within the next 24 months;

•
with respect to our other drug candidates, Novartis exercises its option to license other drug candidates, including IDX184, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third parties; and

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

Our future capital needs will also depend generally on many other factors, including:

•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV;

•	the cost of obtaining, maintaining and defending patents on our drug candidates and our processes;

•	the cost, timing and outcome of regulatory reviews;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs related to litigation in which we may be involved or related to any claims made against us;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under the shelf registration so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%.

If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis, which has the right to maintain a certain level of ownership, will experience dilution of their current level of ownership of our common stock and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. These arrangements could result in the transfer to third parties of rights that we consider valuable.

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

As of June 30, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the distress in the financial markets over the past year, certain investments have diminished liquidity and declined in value. Due to failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may further decline and may prevent us from liquidating our holdings. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of five other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil and tenofovir, each nucleoside/nucleotide analogs, and pegylated interferon, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Four of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of HCV, the current standard of care is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV.

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

One of these estimates is our estimate of the development period over which we amortize license fee revenue from Novartis, which we review on a quarterly basis. As of June 30, 2009, we have estimated that the performance period during which the development of our licensed product and drug candidates will be completed is approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

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

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products, if any, we successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of HBV in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with HBV. Effective October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. If GSK is unable to successfully develop IDX899 or any other compound licensed to it, we will not receive milestone or royalty payments from GSK other than the initial amount of $34.0 million already received.

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

As of July 20, 2009, Novartis owned approximately 53% of our outstanding common stock. For so long as Novartis owns at least a majority of our outstanding common stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

Novartis has the option to license from us drug candidates we discover or, in some cases, acquire. If Novartis does not exercise its option or disputes the adequacy of the notice, or after we provide notice, delays its decision to exercise such option with respect to a drug candidate, our development, manufacture and/or commercialization of such drug candidate may be substantially delayed or limited.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates.

Furthermore, under the development and commercialization agreement, we must provide Novartis with notice and a data package as part of Novartis’ determination to license a drug candidate from us, including IDX184. This notice includes information regarding the efficacy, safety and such other related material information from the final data set for the relevant clinical trial for the drug candidate, as well as a proposed development plan and proposed licensing terms. The development and commercialization agreement is not specific as to the exact content of the information required in such notice. If Novartis disputes the adequacy of the notice or data package, Novartis may argue that it is entitled to additional information or data, which would likely lead to a delay in its review of our drug candidate. Potential disputes over the adequacy of the notice and data package we provide Novartis may cause delays in our development programs in order to resolve any disputes with Novartis over the adequacy of such material. This could require substantial financial resources and could take a significant amount of time to complete.

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

If we breach any of the numerous representations and warranties we made to Novartis under the development and commercialization agreement or the stock purchase agreement, Novartis has the right to seek indemnification from us for damages it suffers as a result of such breach. These amounts could be substantial.

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

If GSK were to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties and other payments we receive under the GSK license agreement could decrease or cease. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from GSK and/or revenues from product sales, if any, could be delayed, reduced or terminated.

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

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which the HCV virus belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc., Pharmasset, Ltd. and Biota, Inc. (a subsidiary of Biota Holdings Ltd). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available at all or on commercially reasonable terms.

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

In May 2004, we and our chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our chief executive officer during the period from November 1999 to November 2002, at which time our chief executive officer was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine, IDX102 and IDX184.

Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our chief executive officer during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were not true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis may be substantial.

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

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive, and may cause the market price for a share of our common stock to decline. As of July 20, 2009 we had 59,078,996 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,511,421 shares of common stock with a weighted average exercise price of $7.92 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We issued and sold the following shares of our common stock during the quarterly period ending June 30, 2009 on the respective date below:

On May 29, 2009, we issued and sold 2,451 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.62, for an aggregate purchase price of approximately $6,421.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2009 Annual Meeting of Stockholders held on June 2, 2009, or annual meeting:

1.	To elect eight directors to serve until the next annual meeting of stockholders; and

2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2009.

The number of shares of common stock outstanding and eligible to vote as of the record date of April 9, 2009 was 59,073,114. Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.

Proposal 1: Electing eight directors to serve until the next annual meeting of stockholders

	For	Withheld
Jean-Pierre Sommadossi	48,546,735	1,198,352
Charles W. Cramb	48,744,479	1,000,608
Wayne T. Hockmeyer	48,746,435	998,652
Thomas R. Hodgson	48,836,525	908,562
Robert E. Pelzer	44,530,165	5,214,922
Denise Pollard-Knight	48,426,949	1,318,138
Steven Projan	48,824,203	920,884
Pamela Thomas-Graham	48,429,403	1,315,684

Proposal 2: Ratifying and approving the selection of PricewaterhouseCoopers LLP as Idenix’s independent registered public accounting firm for the current year

For	Against	Abstain	No-Vote
49,659,294	77,602	8,191	0

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

Date: July 31, 2009	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.