Form 10-Q
period 2009-09-30
IDENIX PHARMACEUTICALS INC
filed 2009-10-29
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

    As of  October 15, 2009, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 66,344,351 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Operations for the Nine Months ended September 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II—Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	47

Exhibit Index	48
EX-10.1 Third Amendment of Lease, dated July 23, 2009, between RB Kendall Fee, LLC and the Registrant

EX-10.2 + Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$59,503	$41,509
Restricted cash	411	411
Marketable securities	-	1,424
Receivables from related party	1,043	894
Income taxes receivable	-	3,526
Prepaid expenses and other current assets	2,139	2,277
Total current assets	63,096	50,041
Intangible asset, net	11,516	12,387
Property and equipment, net	10,875	13,238
Restricted cash	750	750
Marketable securities	1,584	3,145
Other assets	3,085	219
Total assets	$90,906	$79,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,112	$3,868
Accrued expenses	9,044	9,268
Deferred revenue	1,025	-
Deferred revenue, related party	6,137	5,965
Other current liabilities	703	475
Total current liabilities	19,021	19,576
Long-term obligations	14,112	12,789
Deferred revenue, net of current portion	19,649	4,272
Deferred revenue, related party, net of current portion	32,217	35,790
Total liabilities	84,999	72,427
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at September 30, 2009 and December 31, 2008; 66,344,351 and 56,538,859 shares issued and oustanding
at September 30, 2009 and December 31, 2008, respectively	66	57
Additional paid-in capital	554,910	515,883
Accumulated other comprehensive income	800	375
Accumulated deficit	(549,869)	(508,962)
Total stockholders' equity	5,907	7,353
Total liabilities and stockholders' equity	$90,906	$79,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

Revenues:
Collaboration revenue - related party	$2,840	$2,089
Other revenue	267	56
Total revenues	3,107	2,145
Operating expenses:
Cost of revenues	546	456
Research and development	9,349	12,933
General and administrative	5,207	6,457
Total operating expenses	15,102	19,846
Loss from operations	(11,995)	(17,701)
Other income, net	33	137
Loss before income taxes	(11,962)	(17,564)
Income tax benefit	295	673
Net loss	$(11,667)	$(16,891)

Basic and diluted net loss per common share	$(0.18)	$(0.30)
Shares used in computing basic and diluted net loss per common share	63,493	56,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Revenues:
Collaboration revenue - related party	$8,937	$5,568
Other revenue	631	212
Total revenues	9,568	5,780
Operating expenses:
Cost of revenues	1,500	1,266
Research and development	31,599	41,938
General and administrative	16,579	21,428
Restructuring charges	1,506	297
Total operating expenses	51,184	64,929
Loss from operations	(41,616)	(59,149)
Other income (expense), net	(264)	1,562
Loss before income taxes	(41,880)	(57,587)
Income tax benefit	973	1,330
Net loss	$(40,907)	$(56,257)

Basic and diluted net loss per common share	$(0.68)	$(1.00)
Shares used in computing basic and diluted net loss per common share	59,861	56,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(40,907)	$(56,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,900	4,179
Share-based compensation expense	3,555	4,172
Revenue adjustment for contingently issuable shares	(1,620)	3,528
Other	268	190
Changes in operating assets and liabilities:
Receivables from related party	(149)	10,212
Income taxes receivable	5,365	(132)
Prepaid expenses and other current assets	(658)	1,908
Other assets	(1,919)	(702)
Accounts payable	(1,755)	(4,107)
Accrued expenses and other current liabilities	(440)	(5,555)
Deferred revenue	16,402	-
Deferred revenue, related party	(4,616)	(5,735)
Other liabilities	(305)	(1,558)
Net cash used in operating activities	(22,879)	(49,857)
Cash flows from investing activities:
Purchases of property and equipment	(584)	(1,791)
Purchases of marketable securities	-	(15,641)
Sales and maturities of marketable securities	2,748	64,015
Net cash provided by investing activities	2,164	46,583
Cash flows from financing activities:
Proceeds from exercise of common stock options	119	683
Proceeds from issuance of common stock to related party	28	-
Proceeds from issuance of common stock, net of offering costs	38,170	-
Net cash provided by financing activities	38,317	683
Effect of changes in exchange rates on cash and cash equivalents	392	26
Net increase (decrease) in cash and cash equivalents	17,994	(2,565)
Cash and cash equivalents at beginning of period	41,509	48,260
Cash and cash equivalents at end of period	$59,503	$45,695
Supplemental disclosure of noncash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	$2,835	$6,233

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2009. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2009.

We evaluated all events or transactions that occurred after September 30, 2009 through October 29, 2009, the date we issued these financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

New Accounting Standards

In the third quarter of 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates, or ASUs, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial statements.

In August 2009, the FASB issued ASU No. 2009-03, SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletin. In June 2009, the FASB issued ASU No. 2009-01, Topic 105 – Generally Accepted Accounting Principles and ASU No. 2009-02, Omnibus Update – Amendments to Various Topics for Technical Corrections. These ASUs incorporated text changes into the Codification or amended various topics of the Codification for technical corrections. These ASUs will not impact our financial statements.

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Codification. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

We entered into a collaboration arrangement with Novartis Pharma AG, or Novartis, in May 2003, which we refer to as the development and commercialization agreement. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalties, which are classified as collaboration revenue - related party in our condensed consolidated statements of operations. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was executed, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has considerable commercialization expertise and the infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation to participate in these committees post commercialization is inconsequential.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of telbivudine (Tyzeka®/Sebivo®). Royalty revenue is recognized when reported from Novartis and classified as collaboration revenue - related party in our condensed consolidated statements of operations. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

In February 2009, we entered into a license agreement with GlaxoSmithKline, or GSK, which we refer to as the GSK license agreement. Under the GSK license agreement, we granted GSK an exclusive license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899, for the treatment of human diseases, including human immunodeficiency virus, or HIV, and acquired immune deficiency syndrome, or AIDS, on a worldwide basis. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years. This license fee revenue is classified as other revenue in our condensed consolidated statements of operations.

We have entered into cooperative agreements in which we have co-developed or acquired licenses for certain of our antiviral technology from third-parties. These cooperative agreements generally require royalty or other payments to be paid by us to the co-developers or licensors when we out-license rights to or commercialize these certain technologies to our collaboration partners. These payments to the co-developers or licensors are deferred and are recognized as expense over the same period that we recognize the related revenue under our collaborative arrangements.

In January 2009, we adopted new guidance issued by the FASB in which certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with this guidance, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaboration partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. The adoption of this guidance did not have a significant impact on our financial statements.

Marketable Securities

We classify our marketable securities with remaining final maturities of 12 months or less from the purchase date as current marketable securities in our condensed consolidated balance sheets, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable securities. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included as other income (expense), net in our condensed consolidated statements of operations.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the condensed consolidated statements of operations and a new cost basis in the security is established. In April 2009, the FASB amended the existing standard to provide additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event and modified the presentation and disclosures when an other-than-temporary impairment event has occurred. The adoption of this guidance did not have a significant impact on our financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents our assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Money market funds	$40,799	$-	$40,799
Auction rate security	-	1,584	1,584
	$40,799	$1,584	$42,383

        The following table represents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In thousands)

Money market funds	$19,993	$-	$19,993
Corporate debt securities	2,633	-	2,633
U.S. obligations	201	-	201
Auction rate security	-	1,710	1,710
	$22,827	$1,710	$24,537

        The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Fair Value	Fair Value
	(In thousands)	(In thousands)

Beginning balance	$1,584	$1,710
Purchases, sales, and settlements	-	-
Total unrealized losses recognized in earnings	-	(126)
Ending balance	$1,584	$1,584

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

           Our cash equivalents were valued at September 30, 2009 using calculated net asset values and are therefore classified as Level 2. As of September 30, 2009 and December 31, 2008, we held one investment in an auction rate security, which has failed auctions since the first quarter of 2008. This security was classified as Level 3 and represented 3.7% of the total assets that were measured at fair value on a recurring basis as of September 30, 2009. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 2.1% per annum coupon rate, a 0.564% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of September 30, 2009. We also considered in determining the fair value that our holding in the auction rate security was backed by the U.S. government and that the security was rated A3 at September 30, 2009. We recorded an impairment charge of $0.1 million in the three months ended June 30, 2009. The fair value of the security was estimated to be $1.6 million at September 30, 2009.

We adopted several new standards regarding the fair value and disclosures of financial and non-financial assets in 2009. In January 2009, we implemented the new fair value measurements guidance as it relates to our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a significant impact on our financial statements. In April 2009, we adopted another fair value measurements and disclosure standard that provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. This standard also provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. The adoption of this guidance did not have a significant impact on our financial statements. In April 2009, we also adopted new guidance that requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this guidance did not have an impact on our financial statements. In August 2009, we adopted ASU No. 2009-5, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. This ASU was issued to reduce ambiguity in financial reporting when measuring fair value of liabilities. The adoption of this guidance did not have an impact on our financial statements.

Share-Based Compensation

We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our financial statements.

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

For uncertain tax positions that meet “a more likely than not” threshold, we recognize the benefit of uncertain tax positions in our financial statements.

2. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (Note 4) and restricted stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Basic and diluted net loss per common share:
Net loss	$(11,667)	$(16,891)	$(40,907)	$(56,257)
Basic and diluted weighted average number of
common shares outstanding	63,493	56,454	59,861	56,363
Basic and diluted net loss per common share	$(0.18)	$(0.30)	$(0.68)	$(1.00)

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Nine Months Ended September 30,
	2009	2008
	(In thousands)

Options	6,386	5,931
Contingently issuable shares to related party	461	2,393
	6,847	8,324

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

In January 2009, we adopted a new accounting standard that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this guidance did not impact our financial statements.

3. COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2009 and 2008, respectively, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net loss	$(11,667)	$(16,891)	$(40,907)	$(56,257)
Changes in other comprehensive loss:
Foreign currency translation adjustment	259	(751)	394	(167)
Unrealized gain (loss) on marketable securities	-	(209)	31	(304)
Total comprehensive loss	$(11,408)	$(17,851)	$(40,482)	$(56,728)

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

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock. If Novartis exercises this option, financial terms will be based upon certain contractual obligations and future negotiations. Novartis may exercise this option generally after early demonstration of activity and safety in a proof-of-concept clinical study. In October 2009, Novartis notified us that it will not exercise its option to license IDX184, a nucleotide prodrug for the treatment of hepatitis C virus, or HCV. As a result, we retain the worldwide rights to develop, commercialize and license IDX184 without further obligations to Novartis. We plan to seek a partner that will assist in the further development and commercialization of this drug candidate. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we have granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chooses to license from us. The commercialization rights under the development and commercialization agreement also include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain.

In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the 2007 amendment. Pursuant to the 2007 amendment, we transferred to Novartis our development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. Effective October 1, 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. We recognized $1.0 million and $0.8 million in royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended September 30, 2009 and 2008, respectively. We recognized $2.7 million and $2.0 million in royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the nine months ended September 30, 2009 and 2008, respectively. The majority of the $1.0 million and $0.9 million receivables from related party balance at September 30, 2009 and December 31, 2008, respectively, consisted of royalty payments associated with product sales of Tyzeka®/Sebivo® from Novartis.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred license fee revenue. We do not expect to receive any additional regulatory milestones for telbivudine or any other drug candidate previously licensed to Novartis. These payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed product and drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized license fee payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific drug candidates for the treatment of HCV. As of October 15, 2009, Novartis owned approximately 47% of our outstanding common stock.

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

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In August 2009, we issued 7,248,936 shares of our common stock pursuant to an underwritten offering and received $21.2 million in net proceeds. Novartis opted not to purchase shares of our common stock to maintain its ownership percentage and its ownership was subsequently diluted from 53% to approximately 47%.

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

For the nine months ended September 30, 2009, the impact of Novartis’ stock subscription rights has reduced the license fee by $2.8 million, which has been recorded as additional paid-in capital. Of this amount, $1.2 million has been recorded as an increase to deferred revenue as of September 30, 2009 with the remaining amount of $1.6 million recorded as an increase to license fee revenue. As of September 30, 2009, the aggregate impact of Novartis’ stock subscription rights has reduced the license fee by $15.7 million, which has been recorded as additional paid-in capital. Of this amount, $4.8 million has been recorded as a reduction of deferred revenue with the remaining amount of $10.9 million as a reduction of license fee revenue.

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

 Product Sales Arrangements

In connection with the drug candidates that Novartis licenses under the development and commercialization agreement, we have retained the right to co-promote or co-market all licensed products, with the exception of Tyzeka®/Sebivo®, in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. In the United Kingdom, France, Germany, Italy and Spain, the amount of the net benefit that would be shared with us would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, we would effectively sell products to Novartis for their further sale to third-parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

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

The GSK license agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million license fee payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be seventeen years. We recognized $0.3 million and $0.6 million of license fee revenue for the three and nine months ended September 30, 2009, respectively.

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

6. MARKETABLE SECURITIES

       We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. These marketable securities are recorded at fair value based on Level 2 and Level 3 inputs. The fair values of available-for-sale investments by type of security, contractual maturity and classification in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$40,799	$-	$-	$40,799
Auction rate security	1,584	-	-	1,584
	$42,383	$-	$-	$42,383

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In thousands)
Type of security:
Money market funds	$19,993	$-	$-	$19,993
Corporate debt securities	2,665	-	(32)	2,633
U.S. government obligations	200	1	-	201
Auction rate security	1,710	-	-	1,710
Accrued interest	42	-	-	42
	$24,610	$1	$(32)	$24,579

	September 30,	December 31,
	2009	2008
	(In thousands)
Contractual maturity:
Maturing in one year or less	$40,799	$21,434
Maturing after one year through two years	-	70
Maturing after two years through ten years	-	1,158
Maturing after ten years	1,584	1,917
	$42,383	$24,579

	September 30,	December 31,
	2009	2008
	(In thousands)
Classification in balance sheets:
Cash equivalents	$40,799	$20,010
Marketable securities	-	1,424
Marketable securities, non-current	1,584	3,145
	$42,383	$24,579

The cash equivalent amounts of $40.8 million and $20.0 million at September 30, 2009 and December 31, 2008, respectively, are included as part of cash and cash equivalents in our condensed consolidated balance sheets.

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

Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment over the greater of straight-line or expected economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, which was recorded as cost of revenues. As of September 30, 2009, accumulated amortization was $3.5 million. Amortization expense for this asset is anticipated to be $1.2 million per year through 2013 and $6.6 million through the remaining term of the expected economic benefit of the asset.

In January 2009, we adopted a new standard which provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. The adoption of this standard did not impact our financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:
	September 30,	December 31,
	2009	2008
	(In thousands)

Research and development contract costs	$1,785	$785
Payroll and benefits	3,507	4,407
License fees	-	1,000
Professional fees	816	455
Short-term portion of accrued settlement payment	686	657
Other	2,250	1,964
	$9,044	$9,268

9. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Research and development	$363	$439	$1,210	$1,565
General and administrative	745	851	2,345	2,607
Total share-based compensation expense	$1,108	$1,290	$3,555	$4,172

There were no options granted in the three months ended September 30, 2009. The risk-free interest rate used for grants issued during the nine months ended September 30, 2009 was 1.93%, the expected dividend yield was zero, the expected option term was 5.14 years and the expected volatility was 70.2%. Additionally, the weighted average fair value of options issued was $3.14. The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2008:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008

Weighted average fair value of options	$4.55	$2.99
Risk-free interest rate	2.80%	2.83%
Expected dividend yield	-	-
Expected option term (in years)	5.14	5.14
Expected volatility	63.2%	63.2%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

A summary of stock option activity under our stock option plans for the nine months ended September 30, 2009 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2008	5,677,988	$8.64
Granted	1,211,500	$5.30
Cancelled	(434,611)	$10.65
Exercised	(69,362)	$1.71
Options outstanding at September 30, 2009	6,385,515	$7.95
Options exercisable at September 30, 2009	3,746,154	$9.72

As of September 30, 2009, we had an aggregate of $8.0 million of stock compensation remaining to be amortized over a weighted average life of 2.7 years.

10. CLOSING OF LAB FACILITY

In June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions as a result of continuing cost saving initiatives. We have accounted for the one-time termination benefits and closing of the lab facility in accordance with FASB guidance. We recorded a restructuring charge and liability of $1.5 million for the quarter ended June 30, 2009. This amount consisted of $1.2 million of severance costs and a $0.3 million accrual for contract termination costs associated with closing the lab facility. As of September 30, 2009, $1.2 million of severance costs and $0.1 million of contract termination costs were paid and the remaining balance of $0.2 million continues to be accrued for contract termination costs. In the quarter ended June 30, 2009, we also recognized $0.4 million of accelerated depreciation on assets that would no longer be used as a result of closing the lab facility.

11. LEGAL COMMITMENTS AND CONTINGENCIES

Hepatitis C Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products, which we refer to as the sales based payments. We are obligated to make sales based payments of at least $12.0 million over a specific period of time as set forth in the settlement agreement, following approval of any such product.

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

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we entered into a letter agreement with Metabasis whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the potential for the $1.0 million milestone payment.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

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

Other Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts, and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. The parties are discussing possible remedial action, and we have initiated some remedial steps and are considering others to resolve this dispute. However, if the parties are unable to resolve this matter through negotiations and remedial action and if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activities at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

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

Under the GSK license agreement and the GSK stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, as well as representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them to GSK, we would be in breach of these agreements. In the event of a breach by us, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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

Overview

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. To date, we have successfully developed and commercialized a drug (Tyzeka®/Sebivo®) for the treatment of chronic hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis. We also have discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate for the treatment of human immunodeficiency virus, or HIV, and acquired immune deficiency syndrome, or AIDS. We licensed IDX899 to GlaxoSmithKline, or GSK, in February 2009. Our current research and development focus is on the treatment of hepatitis C virus, or HCV. The most advanced of these efforts is our research on the next-generation nucleoside/nucleotide polymerase inhibitors. In July 2009, we successfully completed a three-day proof-of-concept clinical study of our nucleotide prodrug candidate, IDX184, and plan to initiate a 14-day clinical study. We also have HCV discovery and development programs focusing on protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors.

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
Nucleotide Polymerase Inhibitors
We successfully completed a phase I study of IDX184 in healthy volunteers in October 2008 and a proof-of-concept study of IDX184 in treatment-naïve HCV genotype-1-infected patients in July 2009. Also a 14-day dose-ranging study evaluating IDX184 in combination with Peg-IFN/RBV in treatment-naïve HCV genotype-1-infected patients is being planned.

IDX102 has completed late-stage preclinical development.

Protease Inhibitors
We plan to submit an IND or a clinical trial authorization, or CTA, for a protease inhibitor drug candidate in the fourth quarter of 2009, assuming positive results from the IND-enabling preclinical studies.

	Non-Nucleoside Polymerase Inhibitor	In September 2009, we filed a CTA for IDX375 and subsequently initiated a single ascending dose phase I study in healthy volunteers.

	NS5A Inhibitor	In the second quarter of 2009, we initiated an NS5A discovery program.

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

Pursuant to the development, license and commercialization agreement we entered into with Novartis in 2003, which we refer to as the development and commercialization agreement, after Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. The option we have granted to Novartis with respect to its exclusive right to license our drug candidates generally requires that Novartis exercise the option for each such drug candidate after early demonstration of activity and safety in a proof-of-concept clinical study. In October 2009, Novartis notified us that it will not exercise its option to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184 without further obligations to Novartis. We plan to seek a partner that will assist in the further development and commercialization of this drug candidate.

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

To date, our revenues have been derived from: license fees, milestone payments, royalty payments associated with sales of Tyzeka®/Sebivo® and research and development expense reimbursements received from Novartis; license fee payments received from GSK; Tyzeka® product sales in the United States prior to October 1, 2007; amounts associated with Sebivo® product sales outside of the United States prior to October 1, 2007; and government grants. Effective October 1, 2007, with the transfer to Novartis of our development and commercial rights to telbivudine, we no longer recognize revenue from product sales of Tyzeka® and instead we recognize royalty revenue associated with product sales of Tyzeka®/Sebivo®. We derived substantially all of our revenues from Novartis in 2009 and 2008. We anticipate recognizing additional revenues from our collaboration with Novartis. These revenues may include additional license fees, development expense funding for our drug candidates that Novartis may elect to license from us, as well as regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales by us or Novartis of our licensed drug candidates. We also anticipate recognizing additional revenues from our collaboration with GSK, which may include milestone and royalty payments related to the development and commercialization of NNRTI compounds.

We have incurred significant losses since our inception in May 1998 and expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Pursuant to this shelf registration statement, in August 2009, we issued 7.3 million shares of common stock and received net proceeds of $21.2 million in an underwritten offering.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In May 2009, we received approval from Novartis to issue additional capital shares pursuant to a financing under the shelf registration statement so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%. As of October 15, 2009, Novartis owned approximately 47% of our outstanding common stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Total revenues for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Collaboration revenue - related party:
License fee revenue	$1,797	$1,153
Royalty revenue	1,043	828
Reimbursement of research and development costs	-	108
	2,840	2,089

License fee revenue	256	-
Government grants and other revenue	11	56
Total revenues	$3,107	$2,145

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

Collaboration revenue - related party was $2.8 million in the three months ended September 30, 2009 as compared to $2.1 million in the same period in 2008. The $0.7 million increase was primarily due to $0.6 million in additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights, as well as $0.2 million in additional royalty revenue in the third quarter of 2009 as compared to the same period in 2008.

In the three months ended September 30, 2009, we also recognized $0.3 million of license fee revenue under the GSK license agreement, which was classified as other revenue in the condensed consolidated statement of operations.

Cost of Revenues

Cost of revenues was $0.5 million in the three months ended September 30, 2009 which was substantially unchanged as compared to the same period of 2008.

Research and Development Expenses

Research and development expenses were $9.3 million in the three months ended September 30, 2009 as compared to $12.9 million in the same period in 2008. The decrease of $3.6 million was primarily due to $1.4 million in lower salaries and personnel related costs, mainly related to reduced headcount, as well as lower consulting fees. We also had $1.0 million in lower lab operating costs. Additionally, we had $0.6 million in lower expenses related to IDX899 as a result of the GSK license agreement in February 2009 which transferred the responsibility to develop IDX899 to GSK.

We expect our research and development expenses for the remainder of 2009 to be lower as compared to the amount incurred in 2008. Although we expect to incur expenses to initiate additional clinical studies for two of our HCV drug candidates, we will not incur any additional development expenses related to our NNRTI program, including IDX899, due to the GSK license agreement.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $5.2 million in the three months ended September 30, 2009 as compared to $6.5 million in the same period in 2008. The decrease of $1.3 million was primarily due to lower salaries, personnel related costs and consulting fees.

We expect general and administrative expenses for the remainder of 2009 to be lower as compared to the amount incurred in 2008 due to reduced personnel related costs and ongoing cost reduction initiatives.

Other Income, Net

Other income was less than $0.1 million in the three months ended September 30, 2009 which was substantially unchanged as compared to the same period in 2008.

Income Taxes

Income tax benefit was $0.3 million in the three months ended September 30, 2009 as compared to $0.7 million in the same period in 2008. The decrease is due to a lower amount of research and development tax credits that our French subsidiary is expected to receive as a result of incurring lower expenses in the three months ended September 30, 2009 as compared to the same period in 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues

Total revenues for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Collaboration revenue - related party:
License fee revenue	$6,237	$2,207
Royalty revenue	2,655	2,003
Reimbursement of research and development costs	45	1,358
	8,937	5,568

License fee revenue	598	-
Government grants and other revenue	33	212
Total revenues	$9,568	$5,780

Collaboration revenue - related party was $8.9 million in the nine months ended September 30, 2009 as compared to $5.6 million in the same period in 2008. The majority of the $3.3 million increase was due to $4.0 million in additional license fee revenue recognized, mainly related to the impact of Novartis’ stock subscription rights, as well as $0.7 million in additional royalty revenue in the nine months ended September 30, 2009 as compared to the same period in 2008. These amounts were partially offset by a $1.3 million decrease in the reimbursement of research and development costs from Novartis.

In the nine months ended September 30, 2009, we also recognized $0.6 million of license fee revenue under the GSK license agreement, which was classified as other revenue in the condensed consolidated statement of operations.

Cost of Revenues

Cost of revenues was $1.5 million in the nine months ended September 30, 2009 which was substantially unchanged as compared to the same period of 2008.

Research and Development Expenses

Research and development expenses were $31.6 million in the nine months ended September 30, 2009 as compared to $41.9 million in the same period in 2008. The decrease of $10.3 million was primarily due to $3.8 million in lower expenses related to IDX899 as a result of the GSK license agreement in February 2009 which transferred the responsibility to develop IDX899 to GSK. We also had $3.1 million in lower salaries and personnel related costs, mainly related to reduced headcount, as well as lower consulting fees. Additionally, lab operating costs decreased $2.0 million and preclinical expenses decreased $1.1 million.

We expect our total research and development expenses for 2009 to be lower as compared to the amount incurred in 2008. Although we expect to incur expenses to initiate additional clinical studies for two of our HCV drug candidates, we will not incur additional development expenses related to our NNRTI program, including IDX899, due to the GSK license agreement.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $16.6 million in the nine months ended September 30, 2009 as compared to $21.4 million in the same period in 2008. The decrease of $4.8 million was primarily due to $3.5 million in lower salaries, personnel related costs and consulting fees. Additionally, depreciation expense decreased $0.4 million due to the recognition of accelerated depreciation in March 2008 for assets that were no longer in use.

We expect total general and administrative expenses for 2009 to be lower than expenses incurred in 2008 due to reduced personnel related expenses and ongoing cost reduction initiatives.

Restructuring Charges

Restructuring charges were $1.5 million in the nine months ended September 30, 2009 as compared to $0.3 million in the same period in 2008. In June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of $1.2 million of employee severance costs and $0.3 million contract termination costs associated with closing the lab facility. As of September 30, 2009, $1.2 million of severance costs and $0.1 million of contract termination costs were paid and the remaining balance of $0.2 million continues to be accrued for contract termination costs. We estimate that this restructuring will result in annual savings of at least $3.0 million.

Other Income (Expense), Net

Other expense was $0.3 million in the nine months ended September 30, 2009 as compared to $1.6 million of other income in the same period in 2008. The decrease was primarily the result of lower average cash and marketable securities balances held during the nine months ended September 30, 2009 due to the use of cash for operations. We also recognized an impairment charge of $0.1 million related to an auction rate security and $0.2 million related to realized losses recognized on the sale of certain investments in the nine months ended September 30, 2009.

Income Taxes

Income tax benefit was $1.0 million in the nine months ended September 30, 2009 as compared to $1.3 million in the same period in 2008. The decrease is due to a lower amount of research and development tax credits that our French subsidiary is expected to receive as a result of incurring lower expenses in the nine months ended September 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license and stock purchase payments from GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Corporation for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005 and August 2009;

•	net proceeds from private placements of our common stock concurrent with our 2004 and 2005 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Pursuant to this shelf registration statement, in August 2009, we issued 7.3 million shares of common stock and received net proceeds of $21.2 million in an underwritten offering. As a result of continuing cost saving initiatives, in June 2009, we closed our lab facility in Cagliari, Italy and eliminated eighteen employee positions. We estimate that this restructuring will result in annual savings of at least $3.0 million.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under the shelf registration so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%. As of October 15, 2009, Novartis owned approximately 47% of our outstanding common stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our development programs.

As of September 30, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the distress in the financial markets over the past year certain investments have diminished liquidity and declined in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of September 30, 2009, the majority of our investments were in government agency and treasury money market instruments.

We had total cash, cash equivalents and marketable securities of $61.1 million and $46.1 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, we had $59.5 million, or 97% of our total cash balance, in cash and cash equivalents and $1.6 million in non-current marketable securities. As of December 31, 2008, we had $41.5 million in cash and cash equivalents, $1.4 million in current marketable securities and $3.2 million in non-current marketable securities.

Net cash used in operating activities was $22.9 million and $49.9 million in the nine months ended September 30, 2009 and 2008, respectively. The $27.0 million net change in cash was primarily due to the $17.0 million received from GSK in the first quarter of 2009 pursuant to the GSK license agreement and lower operating expenses incurred in the nine months ended September 30, 2009 as compared to 2008.

Net cash provided by investing activities was $2.2 million and $46.6 million in the nine months ended September 30, 2009 and 2008, respectively. The $44.4 million decrease was primarily due to $45.6 million of lower net proceeds from sales and maturities of our marketable securities.

Net cash provided by financing activities was $38.3 million and $0.7 million in the nine months ended September 30, 2009 and 2008, respectively. The $37.6 million increase was primarily due to $21.2 million in net proceeds received from the underwritten offering in August 2009. Additionally, we received $17.0 million in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement entered into with GSK in February 2009.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of September 30, 2009:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Operating leases	$13,042	$3,374	$4,848	$2,996	$1,824
Settlement payments and other agreements	1,385	1,220	165	-	-
Long-term obligations	10,076	-	775	2,000	7,301
Total contractual obligations	$24,503	$4,594	$5,788	$4,996	$9,125

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

As of September 30, 2009, we had $2.8 million of uncertain tax positions. We also had certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

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

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire on August 10, 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

Additionally, in connection with the resolution of matters relating to certain of our HCV drug candidates we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products, which we refer to as the sales based payments. We are obligated to make sales based payments of at least $12.0 million over a specific period of time as set forth in the settlement agreement, following approval of any such product.

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

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we entered into a letter agreement with Metabasis whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the potential for the $1.0 million milestone payment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily government agency and treasury money market instruments. As of September 30, 2009, we held one investment in an auction rate security that was estimated to be valued at $1.6 million. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our security may decline and we may not be able to liquidate our holding.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 11 of this quarterly report for discussions of our legal proceedings.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this quarterly report, before deciding to invest in our securities.

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis and we receive royalty revenue associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date and are unable to make a meaningful assessment of potential future revenue associated with potential sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until one of our other drug candidates receives regulatory approval and we or a collaborative partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $61.1 million at September 30, 2009. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through at least the next twelve months. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:

•
with respect to IDX899, GSK is able to continue preclinical and clinical development of this drug candidate such that we receive certain preclinical and clinical development milestone payments within the next 24 months;

•
with respect to our other drug candidates, Novartis exercises its option to license any such other drug candidates and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties; and

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant.

In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and drug candidates that it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or drug candidate by providing us with six months written notice. Furthermore, GSK has the right to terminate the GSK license agreement by providing us with 90 days written notice.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under the shelf registration so long as the issuance of additional shares does not reduce Novartis’ interest in Idenix below 43%. As of October 15, 2009, Novartis owned approximately 47% of our outstanding common stock.

If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis, which has the right to maintain a certain level of ownership, will experience dilution of their current level of ownership of our common stock and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. These arrangements could result in the transfer to third-parties of rights that we consider valuable.

Our research and development efforts may not result in additional drug candidates being discovered on anticipated timelines, which could limit our ability to generate revenues.

Our research and development programs, other than our IDX184 and IDX375 programs for the treatment of HCV, are at preclinical stages. Additional drug candidates that we may develop or acquire will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

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

As of September 30, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the distress in the financial markets over the past year, certain investments have diminished liquidity and declined in value. Due to failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may further decline and may prevent us from liquidating our holdings. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

One of these estimates is our estimate of the development period over which we amortize license fee revenue from Novartis, which we review on a quarterly basis. As of September 30, 2009, we estimated that the performance period during which the development of our licensed product and drug candidates will be completed is approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized license fees and other upfront payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

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

•
FDA refusal to review or approve pending new drug applications or supplements to new drug applications for previously approved products and/or similar rejections of marketing applications or supplements by foreign regulatory authorities.

The imposition of one or more of these sanctions on us or one of our partners could have a material adverse effect on our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials and environmental liability insurance to cover us for costs associated with environmental or toxic tort claims that may be asserted against us, this insurance may not provide adequate coverage against all potential liabilities. Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with these laws or regulations. Additionally, we may incur substantial fines or penalties if we violate any of these laws or regulations.

Factors Related to Our Relationship with Novartis

Novartis has substantial control over us and could delay or prevent a change in corporate control.

As of October 15, 2009, Novartis owned approximately 47% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:

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

Pursuant to the amended and restated stockholders’ agreement, dated July 27, 2004, among us, Novartis and certain of our stockholders, which we refer to as the stockholders’ agreement, we are obligated to use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our board of directors. This election was not required by or subject to the stockholders’ agreement.

In January 2009, we amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment.

Additionally, in January 2009, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the modification of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment the chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.

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

Novartis has the ability to exercise control over our strategic direction, our research and development focus and other material business decisions.

We currently depend on Novartis for a significant portion of our revenues, for the continuing commercialization of Tyzeka®/Sebivo® and for support in the development of drug candidates Novartis will license from us. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

In May 2003, we received a $75.0 million license fee from Novartis in connection with the license to Novartis of our then HBV drug candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007, we received an additional $10.0 million milestone payment for regulatory approval of Sebivo® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional drug candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. As a result, we received a $25.0 million license fee from Novartis and the right to receive up to an additional $45.0 million in license fee payments upon advancement of a specified HCV drug candidate into phase III clinical trials. Assuming we successfully develop and commercialize our drug candidates licensed by Novartis, under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these drug candidates and additional milestone payments from Novartis. Additionally, if any of the drug candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license other drug candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such drug candidates in accordance with development plans mutually agreed with Novartis.

Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding Tyzeka®/Sebivo®. For Tyzeka®/Sebivo®, we acted as the lead commercial party in the United States. Effective on October 1, 2007, we transferred to Novartis our development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) on a worldwide basis. We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based upon the territory and the aggregate dollar amount of net sales.

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

Furthermore, under the development and commercialization agreement, we must provide Novartis with notice and a data package as part of Novartis’ determination to license a drug candidate from us. This notice includes information regarding the efficacy, safety and such other related material information from the final data set for the relevant clinical trial for the drug candidate, as well as a proposed development plan and proposed licensing terms. The development and commercialization agreement is not specific as to the exact content of the information required in such notice. If Novartis disputes the adequacy of the notice or data package, Novartis may argue that it is entitled to additional information or data, which would likely lead to a delay in its review of our drug candidate. Potential disputes over the adequacy of the notice and data package we provide Novartis may cause delays in our development programs in order to resolve any disputes with Novartis over the adequacy of such material. This could require substantial financial resources and could take a significant amount of time to complete.

If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis notified us that it will not exercise its option to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184 without further obligations to Novartis. We plan to seek a partner that will assist in the further development and commercialization of this drug candidate. If we are not successful in efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis, we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.

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

In July 2008, we, our chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV drug candidates and may assert that such losses include the settlement payments.

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

In addition to the right to purchase shares of our common stock at par value as described above, Novartis has the right, subject to limited exceptions noted below, to purchase a pro rata portion of shares of capital stock that we issue. The price that Novartis pays for these securities would be the price that we offer such securities to third-parties, including the price paid by persons who acquire shares of our capital stock pursuant to awards granted under stock compensation or equity incentive plans. Novartis’ right to purchase a pro rata portion does not include:

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis opted not to purchase shares of our common stock pursuant to an underwritten offering in August 2009 and Novartis’ ownership was subsequently diluted from 53% to approximately 47%.

If Novartis terminates or fails to perform its obligations under the development and commercialization agreement, we may not be able to successfully commercialize our drug candidates licensed to Novartis and the development and commercialization of our other drug candidates could be delayed, curtailed or terminated.

Under the amended development and commercialization agreement, Novartis is solely responsible for the development, commercialization and manufacturing rights to telbivudine on a worldwide basis. We expect to co-promote or co-market with Novartis other products, if any, that Novartis has licensed or will license from us which are successfully developed and approved for commercialization. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka®/Sebivo® and our other products, if any, that we successfully develop and license to Novartis. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial or financial benefits we anticipate, and our results of operations may be adversely affected.

In addition, Novartis has the right to terminate the development and commercialization agreement with respect to any product, drug candidate or country with six months written notice to us. If Novartis were to breach or terminate this agreement with us, the development or commercialization of the affected drug candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the drug candidate, and we may not be successful in entering into a collaboration with another third-party.

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

Factors Related to Our Dependence on Third-Parties

If we seek to enter into collaboration agreements for any drug candidates other than those licensed to Novartis and GSK and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

Our license agreement with GSK is important to our business. The royalties and other payments we receive under our license agreement with GSK could be delayed, reduced or terminated if GSK terminates or fails to perform its obligations under its agreement with us or if GSK is unsuccessful in its sales efforts.

In February 2009, we entered into the GSK license agreement under which we granted GSK an exclusive license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS, on a worldwide basis. Our revenues under this license agreement consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including IDX899, by GSK, its affiliates and sublicensees. Payments and royalties under this agreement depend solely on GSK’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If GSK does not devote sufficient time and resources to its license agreement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.

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

We have relied upon third-parties to produce material for preclinical and clinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements of those materials on acceptable terms, if at all. We also expect to rely upon other third-parties to produce materials required for clinical trials and for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach by the third-party of agreements related to supply because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us.

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

Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third-parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our drug candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product or drug candidates or for their uses. In the event that a third-party has also filed a U.S. patent application covering our product or drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million.

In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor drug candidates, IDX184 and IDX102. We have filed U.S. and foreign patent applications related to IDX184 and IDX102 themselves, as well as to methods of treating HCV with IDX184 and IDX102. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside polymerase inhibitors including compounds that relate to IDX184 and IDX102.

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc., Pharmasset, Ltd. and Biota, Inc. (a subsidiary of Biota Holdings Ltd). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available at all or on commercially reasonable terms.

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

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

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

To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If any of our agreements that grant us the exclusive right to make, use and sell our drug candidates are terminated, we and/or our collaboration partners may be unable to develop or commercialize our drug candidates.

We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell the jointly created HCV and HIV drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to GSK as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates. Under our license agreement, as amended, with the University of Cagliari, we and GSK have the right to exploit and license our co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from U.S. law, and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, GSK or other third-parties our rights in our products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.

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

•
the results of ongoing and planned clinical trials of our drug candidates, including the planned 14-day study to evaluate IDX184 in combination with Peg-IFN/RBV in treatment-naïve patients infected with HCV genotype-1;

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of October 15, 2009, we had 66,344,351 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,360,421 shares of common stock with a weighted average exercise price of $7.93 per share.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:

•	our collaboration with Novartis;

•	our collaboration with GSK;

•	the results of our planned 14-day study to evaluate IDX184 in combination with Peg-IFN/RBV in treatment-naïve patients infected with HCV genotype-1;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to our clinical trials, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. Additionally, as we approach the announcement of important clinical data or other significant information and as we announce such results and information, we expect the price of our common stock to be particularly volatile and negative results would have a substantial negative impact on the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We issued and sold the following shares of our common stock during the quarterly period ending September 30, 2009 on the respective date below:

On August 21, 2009, we issued and sold 3,571 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.41.

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

Date: October 29, 2009	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2009	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Third Amendment of Lease, dated July 23, 2009, between RB Kendall Fee, LLC and the Registrant

10.2+	Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment requested as to certain portions, which have been separately filed with the Securities and Exchange Commission