Form 10-K
period 2009-12-31
IDENIX PHARMACEUTICALS INC
filed 2010-03-09
CIK 1093649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 000-49839

IDENIX PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Hampshire Street, Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 995-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2009 was approximately $93.2 million. For this purpose, the registrant considers its directors and officers and Novartis AG to be affiliates.

The number of shares outstanding of the registrant’s class of common stock as of February 16, 2010 was 66,370,245 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 3, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

IDENIX PHARMACEUTICALS, INC.

FORM 10-K

Page
PART I
Item 1. Business	1
Item 1A. Risk Factors	19
Item 1B. Unresolved Staff Comments	41
Item 2. Properties	41
Item 3. Legal Proceedings	41
Item 4. [Reserved]	41
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6. Selected Consolidated Financial Data	43
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	58
Item 8. Financial Statements and Supplementary Data	59
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	59
Item 9A. Controls and Procedures	59
Item 9B. Other Information	60
PART III
Item 10. Directors, Executive Officers and Corporate Governance	61
Item 11. Executive Compensation	61
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13. Certain Relationships, Related Transactions and Director Independence	61
Item 14. Principal Accountant Fees and Services	61
PART IV
Item 15. Exhibits and Financial Statement Schedules	62
Signatures
Exhibit Index
EX-10.49 Master Agreement for Clinical Research Services, dated January 30, 2009, by and between Registrant and ACLIRES International, Ltd.
EX-21.1 Subsidiaries of the Company
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-31.1 CEO Cert Section 302
EX-31.2 CFO Cert Section 302
EX-32.1 CEO Cert Section 906
EX-32.2 CFO Cert Section 906

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our drug candidates, the safety, efficacy and potential benefits of our drug candidates, expectations with respect to development and commercialization of telbivudine and our other drug candidates, expectations with respect to a licensing arrangement with a third-party, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these drug candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this Annual Report on Form 10-K may be deemed as forward-looking statements. Without limiting the foregoing, “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are also intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; our ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; government, industry and general public pricing pressures; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any drug candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.

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

We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated or expected. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of the date of this Annual Report on Form 10-K (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

ii

PART I

Item 1. Business

Overview

Idenix Pharmaceuticals, Inc., which we refer to as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. HCV is a life-threatening disease affecting the liver. The World Health Organization has estimated that approximately 170 million people worldwide are chronically infected with HCV and an additional three to four million people are infected each year. We believe that large market opportunities exist for new treatments of HCV because the current treatment with pegylated interferon in combination with ribavirin is only effective in about half of patients infected with HCV genotype 1, the most common strain of the virus, and is poorly tolerated. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that will eliminate the need for interferon and/or ribavirin. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.

Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors, protease inhibitors and NS5A inhibitors:

Nucleoside/Nucleotide Polymerase Inhibitors.  The most advanced of our development programs is our next-generation nucleoside/nucleotide polymerase inhibitor, IDX184, a liver-targeted nucleotide prodrug candidate. After a phase I clinical study was completed in October 2008, which demonstrated a favorable pharmacokinetics and safety profile in healthy volunteers, we initiated a proof-of-concept clinical trial. In July 2009, we successfully completed the proof-of-concept clinical trial in treatment-naïve HCV genotype 1 infected patients. In October 2009, we initiated a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with pegylated interferon and ribavirin in treatment-naive HCV genotype 1 infected patients. This clinical trial is currently ongoing.

Non-Nucleoside Polymerase Inhibitors.  Our lead drug candidate for our non-nucleoside inhibitor program is IDX375, a novel palm-binding polymerase inhibitor. In September 2009, we submitted a clinical trial application, or CTA, for a choline salt form of IDX375. In November 2009, we initiated a single ascending dose phase I clinical study in healthy volunteers, in which IDX375 exhibited favorable safety and pharmacokinetics properties. In the first quarter of 2010, we submitted a CTA for a free acid form of IDX375. The active pharmaceutical ingredient, or API, as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing diverse formulation options. We plan to continue the phase I program with higher single and multiple doses of the free acid form of IDX375 in healthy volunteers.

Protease Inhibitors.  We selected IDX320 as our lead clinical candidate from our protease inhibitor discovery program. We submitted a CTA for IDX320 in December 2009 and initiated a phase I healthy volunteer clinical study in January 2010.

NS5A Inhibitors.  Our NS5A inhibitor discovery program was initiated in the second quarter of 2009 and we anticipate submitting an investigational new drug application, or IND, or a CTA in 2011, assuming positive results from IND-enabling preclinical studies.

In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type 1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. In February 2009, we licensed our

NNRTI compounds, including IDX899, now referred to as GSK2248761, on a worldwide basis to GlaxoSmithKline, or GSK. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the “GSK stock purchase agreement”. Under these agreements, we received a $34.0 million payment in March 2009, which consisted of a $17.0 million license fee payment and a $17.0 million stock purchase payment, and we could also potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales.

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates, which we refer to as the “development and commercialization agreement”. As part of this agreement, Novartis has an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial. Novartis waived its option to license any of our NNRTI compounds, including IDX899, which allowed us to enter into the license agreement with GSK in 2009. In addition, in October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner who will assist in maximizing the value of IDX184 through its further development and commercialization. Novartis continues to have the right to license other drug candidates from our pipeline, including IDX375 and IDX320, after a proof-of-concept clinical trial has been completed. In addition to the development and commercialization agreement, Novartis also purchased approximately 54% of our outstanding capital stock in May 2003. In August 2009, we issued approximately 7.3 million shares of our common stock pursuant to an underwritten offering and received $21.2 million in net proceeds. Novartis opted not to participate in the underwritten offering and as a result, Novartis’ ownership was subsequently diluted from approximately 53% to approximately 47%. As of February 16, 2010, Novartis continued to own approximately 47% of our outstanding common stock.

Products and Drug Candidates

Hepatitis C

HCV Background

We have a comprehensive HCV discovery program that is focused on small molecule anti-HCV compounds from multiple drug classes: protease inhibitors, nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors.

HCV ribonucleic acid, or RNA, and HCV polymerase and proteases perform significant functions in the HCV life cycle, thereby, supporting the persistence of infection.

Protease Inhibitors.  HCV proteins are initially created as one long protein that is then cut into smaller, individual, functional proteins by protease enzymes such as the HCV NS3/4A protease. These smaller proteins then assemble to form a replication complex that reproduces the viral genetic material. HCV protease inhibitors interfere with the cutting of the initial long protein, thus blocking the formation of the replication complex and preventing HCV replication.

Nucleoside/Nucleotide Polymerase Inhibitors.  During HCV replication, the viral polymerase, also called the NS5B polymerase, is the key enzyme that replicates the viral genetic information contained in the HCV viral genetic material, which is known as viral RNA, and is therefore essential for the virus to reproduce itself. Nucleosides/nucleotides are small, natural chemical compounds that function as the building blocks of human and viral genetic material. Nucleoside polymerase inhibitors prevent HCV replication by interfering with the activity of the viral polymerase. Mimicking the role of natural nucleosides, nucleoside polymerase inhibitors bind directly to the active site of the polymerase and are incorporated by viral polymerases into replicating viral genomes. This event leads to chain termination, preventing the virus from reproducing its genetic material. As drugs, nucleosides and nucleotides have a proven record of success as antiviral agents and generally offer selectivity, antiviral activity, a high barrier to resistance, long duration of action and the potential for convenient oral administration. As a result, nucleosides and nucleotides may be particularly well suited for the treatment of chronic viral diseases.

Non-Nucleoside Polymerase Inhibitors.  Non-nucleoside polymerase HCV inhibitors bind to the NS5B polymerase at allosteric sites. At least four such allosteric sites exist on the polymerase; within the non-nucleoside inhibitor class, there are distinct structural types that enable binding to these different sites. Binding of these inhibitors to the polymerase results in inhibition of the enzyme activity and therefore of HCV RNA synthesis and replication.

NS5A Inhibitors.  NS5A is a multifunctional, nonstructural HCV protein that is important for the formation of viral replication complexes, for the process of viral replication and for virus assembly. We believe that NS5A inhibitor agents could complement protease and polymerase inhibitors in future HCV combination regimens.

We believe that combining two or more direct-acting HCV antiviral agents, particularly agents directed against different HCV targets, could lead to a more potent inhibition of HCV replication and to a better suppression of the emergence of drug resistance compared to the use of single agents or two agents directed against the same HCV target. Since HCV nucleosides/nucleotides and HCV protease inhibitors act on different targets and at different stages of HCV replication, the combination of these two classes may result in a potent combination treatment. We believe that nucleosides/nucleotides and protease inhibitors could be the preferred backbone in a combination regimen due to distinct modes of action, complementary resistance profiles and broad genotypic activity. We also believe that potent non-nucleosides and NS5A inhibitors could be the third or fourth component of a DAA combination regimen that could ultimately replace interferon as the current treatment of HCV. A DAA combination regimen approach would expand the treatable HCV population by including those patients who cannot be treated with interferon-based therapies or those for whom existing treatment regimens have been ineffective. We believe that with a critical mass of HCV drug candidates in development from the major HCV drug classes, we are well positioned to play a role in future combination HCV treatments.

Nucleoside/Nucleotide Polymerase Inhibitors

In July 2007, we discontinued the development of valopicitabine following a clinical hold by the U.S. Food and Drug Administration, or FDA, based on the overall risk/benefit profile observed in clinical testing. Since then, we have identified two candidates, IDX102 and IDX184, in our next-generation nucleoside/nucleotide polymerase inhibitor program. We have completed late-stage preclinical testing of IDX102 and have initiated clinical testing of IDX184.

IDX184 is a novel liver-targeted nucleotide prodrug that enables the delivery of nucleoside monophosphate to the liver, leading to the formation of high levels of nucleoside triphosphate, thus potentially maximizing drug efficacy and limiting systemic side effects. IDX184 has demonstrated activity across multiple HCV genotypes, a high barrier to resistance and synergy with ribavirin in vitro. In October 2008, we successfully completed a phase I clinical study, which demonstrated favorable pharmacokinetics and safety properties in healthy volunteers, and we subsequently initiated a proof-of-concept clinical trial. We successfully completed the proof-of-concept clinical trial in treatment-naïve HCV genotype 1 infected patients in July 2009. The proof-of-concept clinical trial evaluated 41 patients with four doses of IDX184, ranging from 25 to 100 mg once-per-day, administered for three days. Each cohort of the study evaluated ten patients with eight randomized to IDX184 and two to placebo. IDX184 was well tolerated in this study with no serious adverse events reported, no discontinuations and no observable pattern of adverse events from the study. Mean viral load declines observed in this study ranged from .47 log10 in the 25 mg per day cohort to .74 log10 in the 100 mg per day cohort. Mean alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST, levels, which are markers for liver injury, improved during treatment in the 75 and 100 mg per day cohorts.

In October 2009, we initiated a phase IIa clinical trial for IDX184. The clinical trial design is a randomized, double-blind, placebo-controlled, sequential cohort, dose-escalation study evaluating the safety, tolerability, pharmacokinetics and antiviral activity of IDX184 in combination with pegylated interferon and ribavirin in treatment-naïve HCV genotype 1 infected patients. Patients are receiving a daily dose of IDX184 or placebo plus pegylated interferon and ribavirin for 14 days and continuing on pegylated interferon and ribavirin for an additional 14 days. Antiviral activity is assessed at the 14-day and 28-day timepoints. All patients in the study have the option to continue pegylated interferon and ribavirin for up to 48 weeks. Four dosing regimens of IDX184 ranging from 50 to 200 mg per day are being evaluated. In the 100 mg and 200 mg cohorts, once- or twice-daily regimens are being compared. Each cohort of the study evaluates

20 patients randomized four to IDX184 and one to placebo. This study is being conducted at multiple centers in the United States and Argentina. We have also initiated three-month toxicology studies for IDX184 and plan to complete these studies to support longer duration clinical trials.

In October 2009, Novartis waived its option to license IDX184 under the development and commercialization agreement. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are pursing development and commercialization partnerships that will help us to maximize the value of IDX184.

Non-Nucleoside Polymerase Inhibitors

In September 2009, we submitted a CTA for a choline salt form of our lead clinical candidate, IDX375. IDX375 is a novel palm-binding polymerase inhibitor that has demonstrated a favorable preclinical pharmacokinetic profile in several species, high liver to plasma concentrations in rodents, limited potential for drug-drug interactions and adequate safety in animal studies. We initiated a single ascending dose phase I clinical study evaluating the safety, tolerability and pharmacokinetics of IDX375 in healthy volunteers in November 2009. The study is a randomized, double-blind, placebo-controlled study with five dosing regimens of IDX375 ranging from 25 mg daily to 200 mg twice a day for one day. Each cohort of the study will evaluate eight patients randomized six to IDX375 and two to placebo. The first five cohorts of the study have been completed and the data demonstrated favorable plasma exposure of IDX375 with a long elimination half-life of 32-40 hours suggesting the potential for once- or twice-daily dosing in patients. IDX375 was well tolerated and demonstrated a favorable safety profile. There were no significant lab abnormalities. The most common adverse event was mild diarrhea (3/30 subjects). In the first quarter of 2010, we submitted a CTA for a free acid form of IDX375. The API as a free acid allows manufacturing processes and long-term stability of the drug product, providing diverse formulation options. We plan to continue the phase I program with higher single and multiple doses of the free acid form of IDX375 in healthy volunteers.

Protease Inhibitors

We selected IDX320 as our lead clinical candidate from our protease inhibitor discovery program. IDX320 is a non-covalent macrocyclic inhibitor with nanomolar potency, broad genotypic coverage and a favorable toxicological and preclinical pharmacokinetic profile supporting the potential for once-daily dosing in patients. We submitted a CTA in December 2009 and initiated a phase I healthy volunteer clinical study in the first quarter of 2010. The objective of this double-blind, placebo-controlled study is to assess safety, tolerability and pharmacokinetics of single and multiple ascending oral doses of IDX320.

NS5A Inhibitors

In the second quarter of 2009, we initiated an NS5A discovery program. In 2010, we will select a lead candidate from this program and conducting IND-enabling preclinical and toxicology studies to support an IND or CTA filing in 2011.

HIV

In addition to our HCV discovery and development program, we have also developed an NNRTI drug candidate, IDX899, for the treatment of HIV/AIDS for use in combination therapy. We submitted an IND to the FDA for IDX899 in 2007. In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In 2009, GSK performed long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers with IDX899, now referred to as GSK2248761, which demonstrated a favorable safety and drug-drug profile. GSK plans to initiate a broad phase IIb clinical development program in 2010.

Hepatitis B

In October 2006, the FDA approved telbivudine (Tyzeka®) for the treatment of patients with HBV in the United States. In addition, Sebivo® was approved in 2007 in more than 50 countries outside the United States, including major Asian countries and several countries included in the European Union for the treatment of patients with HBV. In October 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. We also transitioned to Novartis all ongoing clinical trials and commercial activities for telbivudine. Since the fourth quarter of 2007, Novartis has been solely responsible for clinical trial costs and related expenditures associated with telbivudine.

Antiviral Research

Our scientists have a highly developed set of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of antiviral drug candidates.

Our Scientists

Our scientists are engaged in drug discovery and development. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology. They also have substantial experience in applying this expertise to the discovery and development of nucleosides/nucleotides, non-nucleosides, protease and NS5A inhibitors which target the viral replication cycle.

Focused Compound Library

Our focused compound library contains a diverse set of structures, which have been synthesized for the principal purpose of targeting and inhibiting viral replication. These structures consist of various nucleosides, nucleoside analogs, nucleotides, selected non-nucleosides and other small molecule compounds, including protease and NS5A inhibitors. In addition to our focused library, we have engaged with other entities to obtain rights to libraries comprised of a significant number of compounds that may have utility targeting and inhibiting viral replication.

Target Selection

We focus on viral diseases representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those viral diseases takes into consideration the experience and expertise of our scientific management team, and the potential that our nucleoside analog, nucleotide, non-nucleoside, protease inhibitor and NS5A inhibitor libraries, and those libraries to which we have access, could yield a small molecule lead. The final selection is based on the possibility of being able to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights.

Screening

We believe that our efficiency in selecting a lead chemical structure from our focused library, and the libraries which we access, distinguishes us from our competitors. Our ability to synthesize multiple compounds with antiviral activity in our Montpellier, France facility enhances early progress toward lead optimization in our Cambridge, Massachusetts facilities.

Pharmacology, Preclinical Development and Lead Optimization

Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology studies and in vivo animal models of antiviral efficacy. Using in vitro studies, our scientists are able to ascertain the relevance of intracellular activation, metabolism and protein binding. The in vivo pharmacokinetic studies identify the percentage of oral bioavailability and whole body metabolism of the compound. The animal models provide data on the efficacy of the compound and firmly establish a proof-of-concept in a biologically relevant system.

Collaborations

Novartis Collaboration

On May 8, 2003, we entered into a collaboration with Novartis which included the following agreements and transactions:

•	the development and commercialization agreement, under which we collaborate with Novartis to develop, manufacture and commercialize our drug candidates which they license from us;
•	the manufacturing and supply agreement, under which Novartis manufactured for us the API for the clinical development and commercial supply of drug candidates it licensed from us and the finishing and packaging of licensed products for commercial sale;
•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and
•	the stock purchase agreement, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of specific HCV drug candidates, including valopicitabine (we ceased development of this drug candidate in July 2007) and prodrugs.

In July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased from us 5.4 million shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and approximately 3.9 million shares of common stock for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1.1 million shares of common stock for a purchase price of $0.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. Novartis opted not to purchase shares of our common stock in our underwritten offering in August 2009 and subsequently its ownership was diluted from approximately 53% to approximately 47%. As of February 16, 2010, Novartis continued to own approximately 47% of our outstanding common stock.

Development and Commercialization Agreement

Designation of Products

As part of the development and commercialization agreement with Novartis, Novartis has an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial. The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the drug candidate treats, the stage of development of the drug candidate, the projected product valuation based on market research and sales forecasts.

Novartis licensed telbivudine from us in 2003 for the treatment of HBV. In October 2007, we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®). Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.

In February 2009, Novartis waived its option to license any of our NNRTI compounds, including IDX899, which allowed us to enter into the license agreement with GSK, which we refer to as the “GSK license agreement”. As part of the GSK transaction, we amended the development and commercialization agreement with Novartis such that Novartis retains the exclusive option to license other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our voting stock rather than ownership of 51% of our voting stock, as was initially agreed to by the parties in 2003.

In October 2009, Novartis waived its option to license IDX184 and as a result, we retained the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner who will assist in maximizing the value of IDX184 through its further development and commercialization.

Development of Products and Regulatory Activities

For the drug candidates Novartis chooses to license, Novartis will have the right to approve, in its reasonable discretion, the corresponding development budget. Each licensed product will be developed in accordance with a development plan approved by a joint steering committee, which is comprised of an equal number of representatives from Idenix and Novartis. Novartis will also be responsible for certain development expenses incurred in accordance with approved development budgets for the licensed products. The development and commercialization agreement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis.

We have primary responsibility for preparing and filing regulatory submissions with respect to any licensed product in the United States and Novartis has primary responsibility in all other countries in the world. Under certain circumstances, primary responsibilities for all or certain regulatory tasks in a particular country may be switched from one party to the other.

Product Sales Arrangement

In connection with the drug candidates that Novartis licenses from us, with the exception of Tyzeka®/Sebivo®, we have retained the right to co-promote or co-market in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead commercial party, record revenue from product sales and share equally the resulting net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead commercial party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. In the United Kingdom, France, Germany, Italy and Spain, the net benefit that would be shared with us would increase incrementally during the first three years from the date of product launch, such that we would share equally with Novartis beginning in the third year from the date of product launch. In other countries, we would effectively sell products to Novartis for their further sale to third-parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

Under the terms of the development and commercialization agreement, Novartis has the right to market, sell or promote any product that competes with the products that Novartis licenses from us.

Indemnification

Under the development and commercialization agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in that agreement. We made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries associated with such candidates. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of this agreement. In the event of such a breach, Novartis has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to Novartis could be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Risk Factors — Factors Related to Our Relationship with Novartis” and “Risk Factors — Factors Related to Patents and Licenses”.

Termination

Novartis may terminate, in its sole discretion, the development and commercialization agreement with respect to a particular product, drug candidate or country by providing us with six months written notice. In addition, if either we or Novartis materially breach the development and commercialization agreement and do not cure such breach within 30 days, or under certain circumstances, 120 days, or if such breach is incurable, the non-breaching party may terminate the development and commercialization agreement with respect to: a) the particular product, drug candidate or country to which the breach relates; or b) in its entirety, if the material breach is not limited to a particular product, drug candidate or country.

Each party may also terminate the development and commercialization agreement in its entirety upon 30 days written notice if the other party files for bankruptcy, insolvency, reorganization or the like. If Novartis terminates the agreement for material breach by us or for bankruptcy, insolvency or reorganization on our part, then Novartis may elect to retain licenses to drug candidates or products, in which case it will remain obligated to make payments to us in amounts to be negotiated in good faith at the time of termination. If we terminate part or all of the agreement for material breach by Novartis or for bankruptcy, insolvency or reorganization on the part of Novartis, or if Novartis terminates the agreement unilaterally in the absence of a breach by us, we may be obligated to make payments to Novartis in amounts to be negotiated in good faith at the time of termination.

Manufacturing and Supply Agreement

Under the master manufacturing and supply agreement, dated May 8, 2003, with Novartis, we appointed Novartis to manufacture or have manufactured the clinical supply of the API for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the agreement. We have the ability to appoint Novartis or a third-party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the API into the final form for sale.

Stockholders’ Agreement

In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into a stockholders’ agreement with Novartis, which was amended and restated in 2004 in connection with our initial public offering. Under the terms of the amended and restated stockholders’ agreement, we have:

•	granted Novartis, together with certain other holders of our common stock, rights to cause us to register, under the Securities Act of 1933, as amended, such shares of common stock;
•	agreed to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock; and
•	granted Novartis approval rights over a number of corporate actions that we or our subsidiaries may take as long as Novartis and its affiliates continue to own at least 19.4% of our voting stock.

Novartis’ Stock Purchase Rights

Novartis has certain rights to acquire shares of our capital stock. Such rights are further described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”.

Stock Purchase Agreement

On March 21, 2003, Novartis, substantially all holders of our capital stock as of May 8, 2003 and Idenix entered into a stock purchase agreement. Under the stock purchase agreement, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares.

Under the stock purchase agreement, we agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in that agreement. In the stock purchase agreement, we and our stockholders who sold shares to Novartis, which include certain of our directors and officers, made numerous representations and warranties. The representations and warranties we made to Novartis regarding our HCV and HBV drug candidates and our ownership of related inventions and discoveries are substantially the same as the representations and warranties we made to Novartis in the development and commercialization agreement. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of this agreement. In the event of such a breach, Novartis has the right to seek indemnification for damages suffered by Novartis as a result of such breach, from us and, under certain circumstances, us and our stockholders who sold shares to Novartis. The amounts for which we could be liable to Novartis could be substantial. For additional information on such indemnification rights, see “Development and Commercialization Agreement”, “Risk Factors —  Factors Related to Our Relationship with Novartis” and “Risk Factors — Factors Related to Patents and Licenses”.

GlaxoSmithKline Collaboration

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into the GSK stock purchase agreement under which GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

In March 2009, we received a $34.0 million payment from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.

Under the terms of the GSK stock purchase agreement, in June 2009, we filed a registration statement with the Securities and Exchange Commission, or SEC, covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date. The GSK stock purchase agreement may be terminated by mutual written agreement of the parties.

GSK may terminate the license agreement, in its sole discretion, by providing us with 90 days written notice. If either we or GSK materially breach the GSK license agreement and do not cure such breach within 60 days, the non-breaching party may terminate the license agreement in its entirety. Either party may also terminate the license agreement, effective immediately if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. We may terminate the license agreement if GSK, its affiliates or its sublicensees challenges the validity or enforceability of the patents licensed to GSK under the GSK license agreement.

Under the license agreement and the stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, including representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time we made them to GSK, we would be in breach of these agreements. In the event of such a breach, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to GSK could be substantial.

As part of the transaction with GSK, Novartis waived certain rights under the development and commercialization agreement. Specifically, subject to certain retained rights, Novartis waived its rights to the intellectual property that covers the compounds licensed to GSK. Novartis also agreed that the compounds licensed to GSK are deemed rejected compounds under the development and commercialization agreement. In addition, we represented and warranted to Novartis that neither we nor our affiliates or licensees (or their successors and assigns) would assert infringement claims against Novartis or certain of its related entities (or their successors and assigns) if such entities exercise limited rights under a subset of the patent rights licensed to GSK.

Pursuant to the amended and restated stockholders’ agreement with Novartis, Novartis also executed a waiver and consent whereby Novartis:

•	consented to the sale by us of approximately 2.5 million shares of our common stock to GSK;
•	approved our entering into the GSK license agreement;
•	waived its rights to buy a pro rata portion of the shares of our common stock issued to GSK;
•	approved our granting of registration rights to GSK and waived its rights to participate in such registration; and
•	waived, until a certain time, its rights to request that we file a registration statement on Novartis’ behalf or include shares of our common stock owned by Novartis in any such registration statement filed on behalf of GSK.

In January 2009, we also amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to drug candidates developed by us, or in some cases licensed to us, for so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment.

Additionally, in January 2009, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the execution of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.

Lastly, as part of the transaction with GSK, GSK became a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the $34.0 million payment received from GSK in 2009. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall within our existing arrangements with the University of Cagliari and no additional payments would be due by us.

Cooperative Laboratory Agreements

CNRS and the University of Montpellier

In May 2003, we and Novartis entered into an amended and restated agreement with Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration.

University of Cagliari

We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering some of our HCV and certain HIV technology. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell jointly created drug candidates. In May 2003 and February 2009, Novartis and GSK, respectively, became parties to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative research agreement, we make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement was amended in December 2006 to extend the term until January 2011.

Under the terms of the license agreement with the University of Cagliari, we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. If we receive license fees or milestone payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products that derive from the specified patents. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties or by a material breach of the terms of the agreement.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $41.9 million, $53.9 million and $85.8 million, respectively, and represented 62%, 65% and 54%, respectively, of our total operating expenses in such years.

Manufacturing

We have internally developed the capacity to synthesize compounds in quantities ranging from milligrams to grams. Our medicinal chemists focus on small-scale synthesis that leads to the discovery of new compounds and the analysis of structure-activity relationships for each identified compound series. In addition, our development chemists aim to design efficient synthetic routes suitable for process chemistry scale up to the level of one-kilogram batches of the lead molecule. This material supports key preclinical studies, including proof-of-principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-current good manufacturing practices materials in multi-kilogram quantities to support early toxicological studies and the initial development of formulations. Clinical materials are then manufactured using current good manufacturing practices, or cGMP, by third-parties.

To reduce costs and preserve manufacturing proprietary rights, we provide third-party manufacturers with only the required portion of the synthetic method and a sufficient quantity of the starting or intermediate material to prepare the quantity and quality of material necessary for the conduct of our clinical trials and related nonclinical toxicology studies. We currently rely upon a number of third-party manufacturers for the supply of our drug candidates in bulk quantities.

We have selected manufacturers that we believe comply with cGMP and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our drug candidates are manufactured in accordance with cGMP and other domestic and foreign regulations.

Sales and Marketing

In accordance with our development and commercialization agreement with Novartis, we have the right to co-promote or co-market with Novartis in the United States, United Kingdom, France, Germany, Italy and Spain any products that Novartis licenses from us. If we co-promote or co-market in the markets outside of the United States, Novartis will be primarily responsible for the marketing, distribution and sale of products which it licenses from us.

Patents and Licenses

Our policy is to pursue patents and to otherwise protect our technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets that may be important to the development of our business.

Hepatitis C Patent Portfolio

Our HCV patent portfolio includes at least 20 issued U.S. patents, at least 13 pending U.S. applications, at least 32 granted foreign patents and at least 24 pending foreign patent applications.

In the HCV patent portfolio are nine issued United States patents that will expire in 2021, absent a patent term extension: U.S. Patent Nos. 6,812,219, 6,914,054, 7,105,493, 7,101,861, 7,148,206, 7,163,929, 7,169,766, 7,157,441 and 7,608,597. We co-own these nine patents with the University of Cagliari, which has exclusively licensed its interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreements”. The HCV patent portfolio also includes the following nine issued U.S. patents that will expire in 2024, absent a patent term extension: U.S. Patent Nos. 7,456,155, 7,192,936, 7,384,924, 7,365,057, 7,547,704, 7,582,618, 7,608,600, 7,625,875 and 7,635,689. We co-own these nine patents with the University of Cagliari and CNRS, which have exclusively licensed their interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreements”. The HCV patent portfolio further includes U.S. Patent No. 7,138,376, which will expire in 2022, absent a patent term extension. We co-own this patent with CNRS, which has exclusively licensed its interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreements”. The HCV patent portfolio also includes U.S. Patent No. 7,598,373, which will expire in 2023, absent a patent term extension, and is owned exclusively by us.

Hepatitis B Patent Portfolio and Licenses

As a result of the transfer of all our development, commercialization and manufacturing rights to Novartis relating to telbivudine, we also transferred to Novartis certain patent rights relating to telbivudine.

Our HBV patent portfolio includes at least 12 issued U.S. patents, at least four pending U.S. applications, at least 47 granted foreign patents and at least 13 pending foreign patent applications, including patents pertaining to telbivudine, some of which we have transferred to Novarits.

Four issued U.S. patents are directed to methods of using telbivudine for the treatment of HBV: U.S. Patent Nos. 6,395,716, 6,569,837, 6,444,652 and 6,566,344.

The four above-mentioned U.S. patents are co-owned by us, CNRS and the University of Montpellier. Under an agreement with these entities described under the heading “Cooperative Laboratory Agreements”, CNRS and the University of Montpellier have exclusively licensed their interest in the patents to us. The term of U.S. Patent No. 6,569,837 has been extended and will expire in 2020. The other three patents will expire in 2019, absent a patent term extension.

Two issued U.S. patents are directed to valtorcitabine, as well as pharmaceutical compositions that include valtorcitabine: U.S. Patent Nos. 6,875,751 and 7,585,851, each entitled “3’-Prodrugs of 2’-Deoxy-§-L-Nucleosides”. These patents will expire in 2021, absent a patent term extension.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or UAB, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of §-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire on August 10, 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

HIV Patent Portfolio

Our HIV patent portfolio includes at least five issued U.S. patents, at least four pending U.S. applications, at least 30 granted foreign patents and at least 50 pending foreign patent applications.

Of these five issued U.S. patents, U.S. Patent No. 6,635,636 will expire in 2019, absent a patent term extension, and is owned exclusively by us. Absent patent term extensions, U.S. Patent Nos. 6,545,007, 6,710,068 and 7,365,090 will expire in 2021, 2022 and 2023, respectively, and are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us under an agreement described under the heading “Cooperative Laboratory Agreements”. U.S. Patent No. 7,534,809 will expire in 2025, absent a patent term extension, and is owned exclusively by us.

We hold exclusive licenses from TherapX Pharmaceuticals, L.L.C. and Dr. Raymond Schinazi to one U.S. issued patent, U.S. Patent No. 5,750,493 entitled “Method to Improve the Biological and Antiviral Activity of Protease Inhibitors” and five associated pending foreign patent applications expiring on or before 2016 that cover a method of using roxythromycin, a generic compound, to enhance the antiviral activity of protease inhibitors including for the treatment of HIV.

Competition

Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include product effectiveness, safety, timing and scope of regulatory approvals, price of products, availability of supply, patent protection and sales and marketing capabilities and resources.

Many of the companies competing against us have substantially greater financial, technical and other resources than we do. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic drug candidates and obtaining FDA and other regulatory approvals of products in order to market and sell those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. We also may compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have substantially less experience than our competitors.

Tyzeka®/Sebivo®, and any future products that we successfully develop, will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be efficacy, safety profile, convenience of dosing and price in comparison with available therapies.

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HCV, HBV and HIV. Companies we expect to compete with in the HCV market include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co., Johnson & Johnson, Merck & Co., Inc., Pfizer, Inc., Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, SciClone Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., Pharmasset, Inc., Vertex Pharmaceuticals, Inc. and Achillion Pharmaceuticals, Inc. We are aware of at least four small molecule products that are currently marketed in the United States and elsewhere for the treatment of HBV, excluding telbivudine, interferon alpha and pegylated interferon. The four approved therapies are lamivudine, marketed by GlaxoSmithKline plc as Epivir-HBV®; adefovir dipoxil, marketed by Gilead Sciences, Inc. as Hepsera®; entecavir, marketed by Bristol-Myers Squibb Company as Baraclude®; and tenofovir disoproxil fumerate, marketed by Gilead Sciences, Inc. as Viread®. Pegylated interferon alpha 2-a marketed by F. Hoffman-LaRoche & Co. is also approved for the treatment of HBV. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV. In addition to those companies listed above, our competitors include smaller privately-held companies.

We believe that a significant number of clinical candidates are currently under development and will become available in the future for the treatment of HCV, HBV and HIV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates. We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, sales of our products will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health agencies, managed care providers, private health insurers and other organizations. These third-party payers are increasingly challenging drug prices and are examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. Any drug candidates we successfully develop may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our drug candidates are approved for marketing. Adoption of new legislation could further limit reimbursement for pharmaceutical products. The issue of healthcare reform has received considerable attention in the United States Congress. Numerous legislative proposals have been debated and some form of reform may pass the current United States Congress. Regulations that are likely to be enacted will affect access to and reimbursement for pharmaceutical products. It is unclear precisely how this will impact the availability of new and emerging drug products, including any products we may develop, alone or with a collaboration partner.

The marketability of any products we successfully develop may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement rates for such products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing.

Regulatory Matters

In October 2006, we received approval from the FDA to market Tyzeka® in the United States. In 2007, Sebivo® was approved in more than 50 countries outside the United States, including major Asian countries and several countries included in the European Union. As previously mentioned, in October 2007, we transferred to Novartis our worldwide regulatory, development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments.

In June 2008, we submitted an IND with the FDA for IDX184, our lead nucleotide polymerase inhibitor drug candidate. In September 2009, we submitted a CTA for IDX375, our lead non-nucleoside polymerase inhibitor drug candidate. In December 2009, we submitted a CTA for IDX320, our lead protease inhibitor drug candidate.

FDA Requirements for Approval of Drug Products

The research, testing, manufacturing and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous oversight by the FDA. The federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion, marketing and distribution of pharmaceutical products. If we fail to comply with applicable regulatory requirements, we may be subject to a variety of administrative or judicially imposed sanctions, including:

•	product seizures;
•	voluntary or mandatory recalls;
•	voluntary or mandatory patient and physician notification;

•	withdrawal of product approvals;
•	prohibitions against or restrictions on the marketing of our products, if approved for commercial sale;
•	fines;
•	restrictions on importation of our products;
•	injunctions;
•	debarment;
•	civil and criminal penalties; and
•	suspension of review and/or refusal to approve pending applications.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical studies, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective before human clinical trials may commence in the United States, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the drug candidate or disease. Government regulation may delay or prevent marketing of potential drug candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential safety and efficacy of the drug candidate. The conduct of preclinical studies and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical studies are submitted to the FDA, as part of the IND to justify the administration of the drug candidate to human subjects in the proposed clinical trial.

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

Clinical trials to support new drug applications, or NDAs, for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of a drug candidate into healthy human subjects, a drug candidate is tested to assess metabolism, pharmacokinetics and pharmacological activity and safety, including side effects associated with increasing doses. Phase II usually involves clinical trials in a limited subset of the intended patient population to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks and provide preliminary support for the efficacy of the drug candidate in the indication being studied. If a drug candidate demonstrates promising preliminary safety and efficacy profiles in phase II evaluations, phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that phase I, phase II or phase III testing of our drug candidates will be completed successfully within any specified time period, if at all.

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

The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA may designate the submission for priority review. Priority review is granted to drug candidates that demonstrate a potential for significant improvement to approved products in terms of safety or efficacy in the treatment, diagnosis or prevention of serious or life-threatening conditions. The FDA’s decision to grant priority review is driven solely by the data submitted and cannot be assured in advance. Under the Prescription Drug User Fee Act, drug candidates that are given a priority review designation have a 6-month FDA review timeline.

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

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter. If the NDA will not be approved by FDA in its current form, the FDA will issue a complete response letter describing the NDA deficiencies and the required actions needed for approval, if appropriate. When and if those conditions have been met to the FDA’s satisfaction, the FDA may then issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of the NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA or the courts in ways that may significantly affect our business and our drug candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. The FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Foreign Regulation of Drug Product Approval in Europe

In the European Union, investigational products are subject to extensive regulatory requirements. Prior to the initiation of clinical trials with investigational drug products, sponsor companies must file CTAs in the individual European Union countries in which subjects or patients will be enrolled. CTAs are similar to United States INDs and provide the local health authority and ethics committee with the study protocol, informed consent form, summaries of the manufacturing process as well as the preclinical animal toxicology results. Approval for the study can take from one to three months depending on the country, health authority and ethics committee.

As in the United States, the marketing of medicinal products is subject to the granting of marketing authorizations by relevant regulatory agencies. The granting of these marketing authorizations can involve additional testing as compared to the FDA requirements. Also, the time required may differ from that required for FDA approval. In the European Union, approval of new pharmaceutical products can be granted either through a mutual recognition procedure and decentralized approval or through a centralized procedure. Our drug candidates fall under the centralized procedure category.

Centralized Procedure

This procedure is currently mandatory for products developed by means of a biotechnological process and optional for certain new active substances. However, beginning November 2005, medicinal products containing new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder or diabetes must be submitted via the centralized process. Additionally, beginning May 2008, the centralized procedure also became mandatory for products which contain new active substances and for which the indication is treatment of autoimmune diseases and other immune dysfunctions and viral diseases.

Under the centralized procedure, an application is submitted to the European Medicines Agency, or EMEA. Two European Union member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur countries each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the European Union, such as Norway and Iceland, accept European Union review and approval as a basis for their own national approval.

Foreign Regulation of Drug Product Approval in Asia

Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the United States or countries in the European Union as well as small, locally conducted studies. Recently an increasing number of companies are conducting phase III clinical trials in several major Asian countries such as Japan, China, Taiwan and South Korea. To conduct clinical trials in these regions, local clinical trial applications, equivalent to INDs, must be filed in the country. Upon completion of all clinical trials, marketing applications, similar to the United States NDA, may be submitted to and approved by the appropriate regulatory authorities prior to commercialization.

Marketing Applications Format

As part of the International Conference on Harmonization, or ICH, standardization initiatives spearheaded by the United States, European Union and Japan, future marketing applications in these regions will be submitted as a core global dossier known as the Common Technical Document, or CTD. While the FDA has not mandated that submissions be made in the CTD format, it has indicated that this is its preferable submission format. In the European Union and Japan, the CTD is the required submission format. Electronic CTDs are currently being used and are the manner of submission now preferred by the regulatory agencies requiring and recommending the CTD format. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

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

Employees

As of December 31, 2009, we had 144 full time employees, 112 of whom were engaged in research, development and manufacturing functions and 32 of whom were engaged in administration and finance activities.

Available Information

Our website address is www.idenix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this Annual Report on Form 10-K. In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s website at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to rules and regulations promulgated by the SEC.

Corporate Information

We are a Delaware corporation. Our principal offices are located at 60 Hampshire Street, Cambridge, Massachusetts 02139. The telephone number of our principal executive offices is 617-995-9800. Idenix is one of our registered trademarks or service marks. All other trademarks, service marks or tradenames referenced in this Annual Report on Form 10-K are the property of their respective owners.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2009, before deciding to invest in our securities.

Factors Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis and we receive royalty revenue associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date. Due to our limited sales history, there is risk in determining the potential future revenue associated with potential sales of Tyzeka®/Sebivo® or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $48.1 million at December 31, 2009. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our anticipated cash needs through at least the next twelve months. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:

•	with respect to IDX899, GSK is able to continue clinical development of this drug candidate such that we receive certain clinical development milestone payments within the next 24 months;
•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties; and
•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant.

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

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA and/or the EMEA for our drug candidates as we continue development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of February 16, 2010, Novartis owned approximately 47% of our outstanding common stock.

If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis, which has the right to maintain a certain level of ownership, will experience dilution of their current level of ownership of our common stock and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliance or licensing arrangements that may not be favorable to us. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

Our research and development efforts may not result in additional drug candidates being discovered on anticipated timelines, which could limit our ability to generate revenues.

Some of our research and development programs are at preclinical stages. Additional drug candidates that we may develop or acquire will require significant research, development, preclinical studies and clinical trials, regulatory approval and commitment of resources before any commercialization may occur. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

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

Drug candidates we discover, license or acquire will require additional and likely substantial development, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to the risks of failure which are inherent in pharmaceutical drug development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Proposing, negotiating and implementing acquisition or in-license of drug candidates may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of drug candidates. We may not be able to acquire the rights to additional drug candidates on terms that we find acceptable.

Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the volatility in the United States credit markets.

As of December 31, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused certain investments to diminish liquidity and decline in value. Due to failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of these securities may further decline and may prevent us from liquidating our holdings. As of December 31, 2009, the fair value of our auction rate security was estimated to be $1.6 million. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of HCV, the current treatment is pegylated interferon in combination with ribavirin, a nucleoside analog. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV.

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HBV, HCV and HIV. Our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any of our products. Additionally, products that our competitors successfully develop for the treatment of HCV and HIV may be marketed prior to any HCV or HIV product we or our collaboration partners successfully develop. Many of our competitors have:

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

We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, academic institutions, governmental entities and other research institutions. We may be unable to attract and retain these individuals and our failure to do so would have an adverse effect on our business.

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

For Tyzeka®/Sebivo®, product liability claims could be made against us based on the use of our product prior to October 1, 2007, at which time we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to Tyzeka®/Sebivo® in exchange for royalty payments equal to a percentage of net sales. For Tyzeka®/Sebivo® and our drug candidates, product liability claims could be made against us based on the use of our drug candidates in clinical trials. We have obtained product liability insurance for Tyzeka®/Sebivo® and maintain clinical trial insurance for our drug candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our drug candidates. A successful product liability claim brought against us in excess of our insurance coverage may require us to pay substantial amounts in damages. This could adversely affect our cash position and results of operations.

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

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change.

One of these estimates is our estimate of the development period over which we amortize non-refundable payments from Novartis, which we review on a quarterly basis. As of December 31, 2009, we estimated that the performance period during which the development of our licensed drug candidates will be completed is approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

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

Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.

Our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;
•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;
•	difficulty in staffing and managing widespread operations;
•	unfavorable labor regulations applicable to our European or other international operations;
•	changes in foreign currency exchange rates; and
•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.

Our operating results are impacted by the health of the North American, European and Asian economies. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession.

We may be required to relocate one of our principal research facilities, which could interrupt our business activities and result in significant expense.

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. If we are unable to resolve this matter or if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activities at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our drug candidates are in development. Our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our drug candidates, we will not be successful.

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products we may successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of HBV in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with HBV. Effective October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. If GSK is unable to successfully develop IDX899 or any other compound licensed to it, we will not receive milestone or royalty payments from GSK.

Our other drug candidates are in various earlier stages of development. All of our drug candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our drug candidates satisfy rigorous standards of safety, including efficacy and assessments of the toxicity and carcinogenicity of the drug candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing. Notwithstanding the efforts to satisfy these regulatory standards, our drug candidates may not:

•	offer therapeutic or other improvements over existing drugs;
•	be proven safe and effective in clinical trials;
•	meet applicable regulatory standards;
•	be capable of being produced in commercial quantities at acceptable costs; or
•	be successfully commercialized.

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such drug candidates. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may delay significantly any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in July 2007, we announced that the FDA had placed on clinical hold in the United States our development program of valopicitabine for the treatment of HCV based on the overall risk/benefit profile observed in clinical testing. We subsequently discontinued the development of valopicitabine.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. Even if we successfully complete our clinical trials with respect to our drug candidates, we may not receive regulatory approval for such candidate.

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and other clinical trials evaluating other investigational agents for the same or similar uses, which may compete with us for patient enrollment. Delays in patient enrollment can result in increased costs and longer development times.

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

If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to commence human clinical trials of any drug candidates;
•	GSK may be unable to continue human clinical trials of IDX899 or commence human clinical trials of any other licensed compound;
•	Novartis may choose not to license our drug candidates and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or
•	we may not have the financial resources to continue the research and development of our drug candidates.

If our drug candidates fail to obtain United States and/or foreign regulatory approval, we and our partners will be unable to commercialize our drug candidates.

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or GSK, in the case of an NNRTI, including IDX899, or other collaboration partner, must demonstrate that it can be manufactured in accordance with the FDA’s cGMP requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to GSK to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with our partners, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates. Any failure or delay in obtaining such marketing authorizations for our drug candidates would have a material adverse effect on our business.

Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we or our partners fail to comply with applicable United States and foreign regulations, we or our partners could lose approvals that we or our partners have been granted and our business would be seriously harmed.

Even after approval, any drug product we or our collaboration partners successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we or our collaboration partners are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, to the corresponding regulatory approvals. Any manufacturer we or our collaboration partners use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We and our collaboration partners are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the modified product may be marketed.

If we or our collaboration partners fail to comply with applicable continuing regulatory requirements, we or our collaboration partners may be subject to civil penalties, suspension or withdrawal of any regulatory approval obtained, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties.

If we or our partners fail to comply with ongoing regulatory requirements after receipt of approval to commercialize a product, we or our partners may be subject to significant sanctions imposed by the FDA, EMEA or other United States and foreign regulatory authorities.

The research, testing, manufacturing and marketing of drug candidates and products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with these requirements may subject a company to administrative or judicially imposed sanctions. These enforcement actions may include, without limitation:

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

As of February 16, 2010, Novartis owned approximately 47% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:

•	the election of our directors;
•	any amendment of our restated certificate of incorporation or amended and restated by-laws;
•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; or
•	the defeat of any non-negotiated takeover attempt that might otherwise benefit our other stockholders.

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

Pursuant to the amended and restated stockholders’ agreement, dated July 27, 2004, among us, Novartis and certain of our stockholders, we are obligated to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our board of directors. This election was not required by or subject to the stockholders’ agreement.

In January 2009, we amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment.

Additionally, in January 2009, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to the modification of this letter amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.

Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

Under the stockholders’ agreement, voting stock means our outstanding securities entitled to vote in the election of directors, but does not include:

•	securities issued in connection with our acquisition of all of the capital stock or all or substantially all of the assets of another entity; and
•	shares of common stock issued upon exercise of stock options or stock awards pursuant to compensation and equity incentive plans. Notwithstanding the foregoing, voting stock includes up to approximately 1.4 million shares that were reserved as of May 8, 2003 for issuance under our 1998 equity incentive plan.

Novartis has the ability to exercise control over our strategic direction, our research and development focus and other material business decisions.

We currently depend on Novartis for a significant portion of our revenues, for the continuing commercialization of Tyzeka®/Sebivo® and for support in the development of drug candidates that Novartis will license from us. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

In May 2003, we received a $75.0 million license fee from Novartis in connection with the license of our then HBV drug candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007, we received an additional $10.0 million milestone payment for regulatory approval of Sebivo® in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional drug candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine. As a result, we received a $25.0 million license fee and the right to receive up to an additional $45.0 million in license fee payments upon advancement of a specified HCV drug candidate into phase III clinical trials. Assuming we successfully develop and commercialize our drug candidates licensed by Novartis, under the terms of the development and commercialization agreement, we are entitled to receive reimbursement of expenses we incur in connection with the development of these drug candidates and additional milestone payments from Novartis. Additionally, if any of the drug candidates we have licensed to Novartis are approved for commercialization, we anticipate receiving proceeds in connection with the sales of such products. If Novartis exercises the option to license other drug candidates that we discover, or in some cases, acquire, we are entitled to receive license fees and milestone payments as well as reimbursement of expenses we incur in the development of such drug candidates in accordance with development plans mutually agreed with Novartis.

Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding Tyzeka®/Sebivo®. For Tyzeka®/Sebivo®, we acted as the lead commercial party in the United States. Effective on October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.

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

Novartis has the option to license from us drug candidates we discover or, in some cases, acquire. If Novartis does not exercise its option or disputes the adequacy of the notice provided by us pertaining to the drug candidate, or after we provide notice, delays its decision to exercise such option with respect to a drug candidate, our development, manufacture and/or commercialization of such drug candidate may be substantially delayed or limited.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates.

Furthermore, under the development and commercialization agreement, we must provide Novartis with notice and a data package as part of Novartis’ consideration to license a drug candidate from us. This notice includes information regarding the efficacy, safety and such other related material information from the final data set for the relevant clinical trial for the drug candidate, as well as a proposed development plan and proposed licensing terms. The development and commercialization agreement is not specific as to the exact content of the information required in such notice. If Novartis disputes the adequacy of the notice or data package, Novartis may argue that it is entitled to additional information or data, which would likely lead to a delay in its review of our drug candidate. Potential disputes over the adequacy of the notice and data package we provide Novartis may cause delays in our development programs in order to resolve any disputes with Novartis over the adequacy of such material. This could require substantial financial resources and could take a significant amount of time to complete.

If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner who will assist in the further development and commercialization of this drug candidate. If we are not successful in efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis, we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaboration agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.

If we breach any of the numerous representations and warranties we made to Novartis under the development and commercialization agreement or the stock purchase agreement, Novartis has the right to seek indemnification from us for damages it suffers as a result of such breach. These amounts could be substantial.

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development and commercialization agreement and the stock purchase agreement. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV and HBV drug candidates, including representations regarding our ownership of and licensed rights to the inventions and discoveries relating to such drug candidates. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis could be substantial.

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

In July 2008, we, our chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of §-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV drug candidates and may assert that such losses include the settlement payments.

If we materially breach our obligations or covenants arising under the development and commercialization agreement with Novartis, we may lose our rights to develop or commercialize our drug candidates.

We have significant obligations to Novartis under the development and commercialization agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development and commercialization agreement include covenants relating to payments of our required portion of development expenses under the development and commercialization agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreement were terminated. Accordingly, if we materially breach our obligations under the development and commercialization agreement, we may lose our rights to develop our drug candidates or commercialize our successfully developed products and may receive lower payments from Novartis than we had anticipated.

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis opted not to purchase shares of our common stock pursuant to an underwritten offering in August 2009 and Novartis’ ownership was subsequently diluted from approximately 53% to approximately 47%.

If Novartis terminates or fails to perform its obligations under the development and commercialization agreement, we may not be able to successfully commercialize our drug candidates licensed to Novartis and the development and commercialization of our other drug candidates could be delayed, curtailed or terminated.

Under the amended development and commercialization agreement, Novartis is solely responsible for the worldwide development, commercialization and manufacturing rights to telbivudine. We expect to co-promote or co-market with Novartis other products, if any, that Novartis has licensed or will license from us which are successfully developed and approved for commercialization. As a result, we will depend upon the success of the efforts of Novartis to manufacture, market and sell Tyzeka®/Sebivo® and our other products, if any, that we successfully develop and license to Novartis. However, we have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial or financial benefits we anticipate, and our results of operations may be adversely affected.

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

Our license agreement with GSK is important to our business. The royalties and other payments we could receive under our license agreement with GSK could be delayed, reduced or terminated if GSK terminates or fails to perform its obligations under its agreement with us or if GSK is unsuccessful in its sales efforts.

In February 2009, we entered into the GSK license agreement under which we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Our potential revenues under this license agreement will consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including IDX899, by GSK, its affiliates and sublicensees. Payments and royalties under this agreement will depend solely on GSK’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If GSK does not devote sufficient time and resources to its license agreement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payments and our results of operations may be adversely affected.

If GSK were to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties and other payments we could receive under the GSK license agreement could decrease or cease. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from GSK and/or revenues from product sales, if any, could be delayed, reduced or terminated.

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

We have relied upon third-parties to produce material for preclinical and clinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements of those materials on acceptable terms. We also expect to rely on third-parties to produce materials required for clinical trials and for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to cGMP regulations. Any failure by us or our third-party manufacturers to comply with cGMPs and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

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

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affect our ability to market our drug candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the “U.S. Patent Office”, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product or drug candidates or for their uses. In the event that a third-party has also filed a U.S. patent application covering our product or drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, potentially resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of §-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million.

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

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184 and IDX102. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc., Pharmasset, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available at all or on commercially reasonable terms.

In accordance with our patent strategy, we are attempting to obtain, and in some jurisdictions have obtained, patent protection for our HIV drug candidate IDX899, which we licensed to GSK in 2009. We have filed and are prosecuting U.S. and foreign patent applications directed to IDX899 itself, as well as methods of treating HIV with IDX899.

A number of companies have filed patent applications and have obtained patents covering general methods for the treatment of HBV, HCV and HIV that could materially affect the ability to develop and commercialize Tyzeka®/Sebivo® and other drug candidates we may develop in the future. For example, we are aware that Apath, LLC has obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV drug candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV drug candidates.

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

Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us.

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

Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our chief executive officer during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis could be substantial.

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

To protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If any of our agreements that grant us the exclusive right to make, use and sell our drug candidates are terminated, we and/or our collaboration partners may be unable to develop or commercialize our drug candidates.

We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, and in 2009 GSK, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to GSK as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates. Under our license agreement, as amended, with the University of Cagliari, we and GSK have the right to exploit and license our co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from United States law and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, GSK or other third-parties our rights in our products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.

Under United States law, a co-owner has the right to prevent the other co-owner from suing infringers by refusing to join voluntarily in a suit to enforce a patent. Our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari provide that such parties will cooperate to enforce our jointly owned patents on our products or drug candidates. If these agreements terminate or the parties’ cooperation is not given or is withdrawn, or they refuse to join in litigation that requires their participation, we may not be able to enforce these patent rights or protect our markets.

Factors Related to Our Common Stock

Our common stock may have a volatile trading price and low trading volume.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;
•	realization of license fees and achievement of preclinical and clinical milestones and sales thresholds under the GSK license agreement;
•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;
•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our other drug candidates;
•	the results of ongoing and planned clinical trials of our drug candidates;
•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;
•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;
•	future sales of, and the trading volume in, our common stock;
•	the timing and success of the launch of products, if any, we successfully develop;
•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;
•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;
•	the results and timing of regulatory reviews relating to the approval of our drug candidates;
•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;
•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;
•	the failure of any of our drug candidates, if approved, to achieve commercial success;
•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;
•	issues in manufacturing our drug candidates or any approved products;
•	the loss of key employees;
•	adverse publicity related to our company, our products or product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;
•	future financings through the issuance of equity or debt securities or otherwise;
•	changes in the structure of health care payment systems;
•	our cash position and period-to-period fluctuations in our financial results;
•	general and industry-specific economic conditions; and
•	the decision by Novartis to license a drug candidate that has completed a proof-of-concept clinical trial.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of February 16, 2010, we had 66,370,245 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,608,274 shares of common stock with a weighted average exercise price of $6.94 per share.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:

•	our collaboration with Novartis;
•	our collaboration with GSK;
•	the results of our clinical trials pertaining to any of our drug candidates;
•	the results of discovery, preclinical studies and clinical trials by us or our competitors;
•	the acquisition of technologies, drug candidates or products by us or our competitors;
•	the development of new technologies, drug candidates or products by us or our competitors;
•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to clinical trials, marketing authorizations, pricing and reimbursement;
•	the timing and success of launches of any product we successfully develop;
•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;
•	significant changes to our existing business model;
•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and
•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 130,000 square feet of office and laboratory space. Our major leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Cambridge, MA	49,912 sq ft(a)	Office Headquarters	March 2010
	39,014 sq ft	Office and Laboratory	December 2013
Montpellier, France	35,215 sq ft	Office and Laboratory	April 2017

(a)	During 2009, we extended the lease for our office headquarters in Cambridge, MA beginning in April 2010 at a reduced square footage of 36,513. The extension will expire in March 2011.

During 2009 and 2008, we subleased portions of our office headquarters in Cambridge, MA to two third-parties. These sublease agreements expire in March 2010.

Item 3. Legal Proceedings

None.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX.” On February 16, 2010 the closing price of our common stock, as reported on the NASDAQ Global Market, was $3.00 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low
2009
First quarter	$6.78	$1.86
Second quarter	4.15	3.00
Third quarter	5.45	2.75
Fourth quarter	3.22	1.81
2008
First quarter	$5.59	$2.57
Second quarter	7.50	5.05
Third quarter	10.10	6.52
Fourth quarter	7.27	3.36

Stockholders

On February 16, 2010, we had approximately 63 stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to declare or pay cash dividends.

Repurchase of Securities

None.

Item 6. Selected Consolidated Financial Data

The following selected financial data are derived from our audited consolidated financial statements. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenues	$12,616	$10,049	$68,028	$67,377	$64,718
Operating expenses:
Cost of revenues	2,210	1,745	2,001	62	—
Research and development	41,867	53,887	85,839	96,080	86,590
General and administrative	21,467	27,130	63,348	56,954	33,657
Restructuring and impairment charges	1,506	297	8,744	—	—
Total operating expenses	67,050	83,059	159,932	153,096	120,247
Loss from operations	(54,434)	(73,010)	(91,904)	(85,719)	(55,529)
Other income, net	1,188	2,755	6,135	10,719	4,803
Gain on sale of equity securities	—	—	3,500	—	—
Income tax benefit (expense)	27	49	(246)	(87)	(51)
Net loss	$(53,219)	$(70,206)	$(82,515)	$(75,087)	$(50,777)
Basic and diluted net loss per common share	$(0.87)	$(1.24)	$(1.47)	$(1.34)	$(1.03)
Shares used in computing basic and diluted net loss per common share	61,498	56,403	56,169	56,005	49,395

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$46,519	$41,509	$48,260	$55,892	$83,733
Working capital	33,236	30,465	72,985	110,159	167,069
Total assets	76,650	79,780	160,540	228,465	277,657
Deferred revenue	1,025	—	—	—	—
Deferred revenue, related party	6,155	5,965	8,372	13,490	9,695
Deferred revenue, net of current portion	19,393	4,272	4,272	4,272	4,272
Deferred revenue, related party, net of current portion	30,776	35,790	41,861	40,471	29,089
Long-term obligations	13,590	12,789	14,835	2,251	2,792
Accumulated deficit	(562,181)	(508,962)	(438,756)	(355,941)	(280,854)
Total stockholders’ equity (deficit)	(5,453)	7,353	68,838	142,025	206,887

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Idenix is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors, protease inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral drug candidates that will eliminate the need for interferon and/or ribaviron as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.

In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type 1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, to GlaxoSmithKline, or GSK, in February 2009.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and IDX899:

Indication	Product/Drug Candidates/Programs	Description
HCV	Nucleotide Polymerase Inhibitors (IDX184 and IDX102)	After a phase I clinical study was completed in October 2008, which demonstrated favorable pharmacokinetics and safety properties in healthy volunteers, we initiated a proof-of-concept clinical trial. In July 2009, we successfully completed the proof-of-concept clinical trial of IDX184 in treatment-naïve HCV genotype 1 infected patients. In October 2009, we initiated a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with pegylated interferon and ribavirin in treatment-naïve HCV genotype 1 infected patients. This clinical trial is currently ongoing. We have also initiated three month toxicology studies for IDX184 and plan to complete these studies to support longer duration clinical trials.
We have completed late-stage preclinical development of IDX102.

Indication	Product/Drug Candidates/Programs	Description
	Non-Nucleoside Polymerase Inhibitor (IDX375)	In September 2009, we submitted a clinical trial application, or CTA, for a choline salt form of IDX375. In November 2009, we initiated a single ascending dose phase I clinical study in healthy volunteers, in which IDX375 exhibited favorable safety and pharmacokinetics properties. In the first quarter of 2010, we submitted a CTA for a free acid form of IDX375. The active pharmaceutical ingredient, or API, as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing diverse formulation options. We plan to continue the phase I program with higher single and multiple doses of the free acid form of IDX375 in healthy volunteers.
	Protease Inhibitor (IDX320)	We selected IDX320 as our lead clinical candidate from our protease inhibitor discovery program. We submitted a CTA in December 2009 and initiated a phase I healthy volunteer clinical study in January 2010.
	NS5A Inhibitor	In 2009, we initiated an NS5A discovery program. We plan to submit an investigational new drug application, or IND, or CTA in 2011, assuming positive results from IND-enabling preclinical studies.
HBV	Tyzeka®/Sebivo®(telbivudine) (L- nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.
HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (IDX899)	In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize IDX899.

All of our drug candidates are currently in preclinical or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. We anticipate that we will incur significant additional third-party research and development expenses that range from $200.0 million to $500.0 million for each drug candidate prior to commercial launch. Our current estimates of additional third-party research and development expenses do not include the cost of phase IIIb/IV clinical trials and other clinical trials that are not required for regulatory approval. We use our employees and our infrastructure resources across several projects, including our product discovery efforts. We do not allocate our infrastructure costs on a project-by-project basis. As a result, we are unable to estimate the internal costs incurred to date for our drug candidates on a project-by-project basis.

Set forth below were the third-party research and development expenses incurred in connection with our significant preclinical studies and clinical trials:

Disease Indication	Product/Drug Candidate	Years Ended December 31,
		2009	2008	2007
		(In Thousands)
HCV	Nucleotide Polymerase Inhibitors	$6,052	$7,004	$3,984
HCV	Non-Nucleoside Polymerase Inhibitor	3,537	2,308	—
HCV	Protease Inhibitors	2,665	3,397	—
HCV	Valopicitabine	27	87	6,196
HCV	Preclinical discovery program	490	1,517	243
HBV	Telbivudine (Tyzeka®/Sebivo®)	15	265	24,147
HBV	Valtorcitabine	—	21	1,515
HIV	Non-Nucleoside Reverse Transcriptase Inhibitor	(325)	3,978	8,824
		$12,461	$18,577	$44,909

Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the “development and commercialization agreement”. If Novartis licenses any of our drug candidates, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner who will assist in the further development and commercialization of this drug candidate. Novartis continues to have the right to license other drug candidates from our pipeline, including IDX375 and IDX320, after a proof-of-concept clinical trial has been completed.

Novartis licensed valopicitabine and valtorcitabine from us under the development and commercialization agreement; however, in 2007, we ceased development of these drug candidates due to overall risk/benefit profiles observed in clinical testing. Also in 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®). We do not expect to incur any additional development expenses related to these products or drug candidates.

Pursuant to the license agreement we entered into with GSK in February 2009, which we refer to as the “GSK license agreement”, described more fully below, GSK is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. We do not expect to incur any additional development costs related to our NNRTI program, including IDX899.

We have incurred significant losses since our inception in May 1998 and at December 31, 2009 had an accumulated deficit of $562.2 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months.

Novartis Collaboration

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other materials business decisions.

We derived substantially all of our total revenues from Novartis in 2009, 2008 and 2007 through the recognition of license fees, milestone payments, development expense reimbursements, product sales of co-marketed products and royalty payments. Under the collaboration, Novartis paid us a license fee of $75.0 million in May 2003 for our HBV product and drug candidate, telbivudine (Tyzeka®/Sebivo®) and valtorcitabine, respectively, and provided development funding for telbivudine and valtorcitabine. We also received payments of $20.0 million for achieving two regulatory milestones in 2007 relating to telbivudine. During 2007 and 2006, we recorded product sales related to Tyzeka®/Sebivo®. In late 2007, we ceased development of valtorcitabine and we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. We do not expect to receive any additional milestone payments for telbivudine and valtorcitabine from Novartis.

Under the development and commercialization agreement, Novartis also exercised its option to license valopicitabine for the treatment of HCV and paid us a license fee of $25.0 million in 2006, a $25.0 million milestone payment based upon results from our phase I clinical study and provided development funding for this drug candidate. In 2007, we discontinued the development of valopicitabine and as a result, we do not expect to receive any additional license fees or regulatory milestone payments for valopicitabine from Novartis.

We will continue to recognize revenue related to Novartis associated with the non-refundable payments received and recorded as deferred revenue that are amortized over the development period of our licensed drug candidates. We also anticipate recognizing additional revenues from our collaboration with Novartis, which may include license fees, development expense funding for our drug candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales, by us or Novartis, of our licensed drug candidates.

GlaxoSmithKline Collaboration

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the “GSK stock purchase agreement”, under which GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

In March 2009, we received a $34.0 million payment from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Revenues for the years ended December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Collaboration revenue – related party:
License fee revenue	$7,968	$5,561
Royalty revenue	3,704	2,885
Reimbursement of research and development costs	45	1,369
	11,717	9,815
Other revenue:
License fee revenue	854	—
Product sales, net	—	29
Government grants	45	205
Total revenues	$12,616	$10,049

Collaboration revenue – related party consisted of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. During the years ended December 31, 2009 and 2008, collaboration revenue – related party was comprised of the following:

•	license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of our licensed drug candidates;
•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and
•	reimbursement by Novartis for expenses we incurred in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis.

Collaboration revenue – related party was $11.7 million in 2009 as compared to $9.8 million in 2008. The majority of the increase was due to $2.4 million in additional license fee revenue recognized, mainly related to the impact of Novartis’ stock subscription rights, as well as $0.8 million in additional royalty payments associated with product sales of Tyzeka®/Sebivo® as compared to 2008. These amounts were partially offset by a $1.3 million decrease in the reimbursement of research and development costs from Novartis.

In 2009, we also recognized $0.9 million of license fee revenue under the GSK license agreement, which was classified as other revenue in our consolidated statement of operations.

Cost of Revenues

Cost of revenues were $2.2 million in 2009 as compared to $1.7 million in 2008. The increase of $0.5 million was primarily a result of higher royalty payments due to a third-party based on net sales of Tyzeka®/Sebivo® made by Novartis.

Research and Development Expenses

Research and development expenses were $41.9 million in 2009 as compared to $53.9 million in 2008. The decrease of $12.0 million was primarily due to $4.3 million in lower expenses related to the transfer of the development of IDX899 to GSK pursuant to the GSK license agreement, which we entered into in February 2009. We also had $3.0 million in lower salaries and personnel related costs, mainly related to reduced headcount as a result of employee attrition in the United States and Europe as well as the elimination of 18 employee positions associated with the closing of our lab facility in Cagliari, Italy in June 2009. Additionally, lab operating costs decreased $2.1 million and preclinical expenses decreased $1.6 million due to cost saving initiatives.

We expect our research and development expenses for 2010 to be consistent with the amount incurred in 2009. Although we expect to incur additional expenses related to the initiation of clinical trials for our non-nucleoside polymerase inhibitor and protease inhibitor drug candidates in 2010, we plan to seek a partner that will assist in the further development and commercialization of IDX184.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $21.5 million in 2009 as compared to $27.1 million in 2008. The decrease of $5.6 million was primarily due to $2.3 million in lower consulting fees and $1.8 million in lower salaries and personnel related costs, mainly related to reduced headcount as a result of employee attrition in the United States. Additionally, depreciation expense decreased $0.6 million, which was primarily a result of the recognition of accelerated depreciation in March 2008 for assets that were no longer in use.

We expect general and administrative expenses in 2010 to be lower than expenses incurred in 2009 due to reduced personnel related expenses and ongoing cost saving initiatives.

Restructuring Charges

Restructuring charges were $1.5 million in 2009 as compared to $0.3 million in 2008. In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of $1.2 million of employee severance costs and $0.3 million contract termination costs associated with closing the lab facility. As of December 31, 2009, $1.2 million of severance costs and $0.1 million of contract termination costs were paid and the remaining balance of $0.2 million continues to be accrued for contract termination costs. We estimate that this restructuring will result in annual savings of at least $3.0 million.

In an effort to maximize our resources toward the development of our current clinical drug candidates and our focused HCV research activities, in January 2010, we eliminated 13 employee positions in the United States. A restructuring charge of approximately $0.3 million for employee severance costs will be recorded and paid in the first quarter of 2010. We estimate that this restructuring will result in annual savings of $1.1 million.

Other Income, Net

Other income, net was $1.2 million in 2009 as compared to $2.8 million in 2008. The majority of decrease is due to a lower amount of research and development credits that our French subsidiary is expected to receive as a result of incurring lower expenses in 2009 as compared to 2008. These refundable research and development credits were reclassified in 2009 from income tax benefit to other income, net to correct the classification in our consolidated statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Revenues for the years ended December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
	(In Thousands)
Collaboration revenue – related party:
License fee revenue	$5,561	$13,535
Royalty revenue	2,885	617
Reimbursement of research and development costs	1,369	41,933
Milestone revenue	—	10,000
Product revenue – rest of world	—	46
Profit sharing to related party	—	(1,380)
	9,815	64,751
Other revenue:
Product sales, net	29	3,187
Government grants	205	90
Total revenues	$10,049	$68,028

Collaboration revenue – related party consisted of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Effective October 1, 2007, as a result of the amendment to the development and commercialization agreement with Novartis that we entered into in September 2007, which we refer to as the “2007 Amendment”, collaboration revenue – related party was comprised of the following:

•	license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of our licensed drug candidates;
•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis;
•	reimbursement by Novartis for expenses we incurred in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis; and
•	milestone amounts from Novartis upon achievement of regulatory filings, certain marketing authorization approvals and other milestone payments.

Prior to October 1, 2007, collaboration revenue – related party that we recognized from Novartis also included the following:

•	product revenue – rest of world which is comprised of amounts that Novartis would pay us for the supply of licensed products in countries other than the following: the United States, United Kingdom, Germany, France, Spain and Italy. These amounts were recorded as revenue at a percentage of net sales; and
•	profit sharing to related party which represents the net benefit amount paid to Novartis on licensed product sales in the United States in which we acted as the lead commercialization party. The net benefit, defined as net sales less cost of goods sold, was shared equally with Novartis on product sales in the United States. These amounts due to Novartis were recorded as a reduction of collaboration revenue – related party.

Collaboration revenue – related party was $9.8 million in 2008 as compared to $64.8 million in 2007. The majority of the decrease was due to $40.6 million in lower reimbursements of research and development costs from Novartis as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. Additionally, no milestone revenue was recognized in 2008 as compared to 2007. The decrease of $8.0 million in license fee revenue was primarily due to $4.0 million in lower revenue recognized in 2008 related to a milestone payment received in 2007 and $1.7 million related to the impact of Novartis’ stock subscription rights. The remainder of the decrease in license fee revenue was a result of adjusting the expected development period of our licensed drug candidates, which represents the period over which we recognized license fee revenue.

The $3.2 million decrease in product sales, net in 2008 was a result of the transfer to Novartis of our worldwide development, commercialization and manufacturing rights and obligations of telbivudine (Tyzeka®/Sebivo®) in October 2007. We no longer record product sales revenue related to Tyzeka®/Sebivo®.

Cost of Revenues

Cost of revenues of $1.7 million in 2008 were substantially unchanged as compared to 2007.

Research and Development Expenses

Research and development expenses were $53.9 million in 2008 as compared to $85.8 million in 2007. The decrease was primarily due to $31.5 million in lower expenses as a result of the transfer to Novartis of our development, manufacture rights and obligations of telbivudine in October 2007 and the discontinuation of our valtorcitabine and valopicitabine development activities in the third quarter of 2007. In addition, salaries and personnel related costs decreased by $3.8 million due to the reduction in headcount as part of the October 2007 restructuring. Expenses related to IDX899 decreased by $4.8 million primarily due to lower manufacturing expenses in 2008. Offsetting these amounts was an increase of $7.0 million related to the evaluation of compounds from our HCV preclinical discovery program in 2008.

General and Administrative Expenses

General and administrative expenses were $27.1 million in 2008 as compared to $63.3 million in 2007. The decrease was primarily due to $19.1 million in lower salaries and personnel related costs due to a reduction in headcount and consultants as part of the October 2007 restructuring. Additionally, sales and marketing expenses decreased by $11.1 million as a result of the transfer to Novartis in October 2007 of our commercialization rights to Tyzeka®/Sebivo®. In 2008, we also had $3.8 million in lower depreciation expense mainly due to recording accelerated depreciation in 2007 related to enterprise software that was no longer needed with the transfer of our commercialization and development activities to Novartis in October 2007.

Restructuring and Impairment Charges

Restructuring and impairment charges were $0.3 million in 2008 as compared to $8.7 million in 2007. In conjunction with the 2007 amendment in September 2007, we reduced our workforce by approximately 100 positions and as a result recorded a charge of $8.7 million in the year ended December 31, 2007. This charge consisted primarily of $6.6 million in employee severance, benefits and related costs and $2.1 million related to the impairment of certain assets. The $6.6 million of employee severance and benefits were paid in 2007 and 2008.

Other Income, Net

Other income, net was $2.8 million in 2008 as compared to $6.1 million in 2007. The decrease was primarily due to $4.0 million of lower interest earned as a result of lower average cash and marketable securities balances held during the year ended December 31, 2008 due to the use of cash for operations. Additionally, in 2009, we recognized realized losses of $0.6 million related to the sale of securities and $0.5 million in impairment charges related to securities that we classified as available-for-sale. Offsetting these amounts was an increase of $2.2 million primarily related to the research and development credits of our French subsidiary. These refundable research and development credits were reclassified in 2009 from income tax benefit to other income, net to correct the classification in our consolidated statements of operations.

Gain on Sale of Equity Securities

In October 2007, we sold the equity securities we held in Pharmasset, Inc., for net proceeds of $4.0 million and realized a gain of $3.5 million on the sale.

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

We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Pursuant to this shelf registration statement, in August 2009, we issued approximately 7.3 million shares of common stock and received net proceeds of $21.2 million in an underwritten offering.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In May 2009, we received approval from Novartis to issue additional capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of February 16, 2010, Novartis owned approximately 47% of our outstanding common stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. If we do not receive licensing or milestone payments, or additional funding through a public or private financing, we have the ability and intent to reduce expenditures to preserve our cash resources and fund operations for at least the next twelve months. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.

We had total cash, cash equivalents and marketable securities of $48.1 million and $46.1 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, we had $46.5 million, or 97% of our total cash balance, in cash and cash equivalents and $1.6 million in non-current marketable securities. As of December 31, 2008, we had $41.5 million in cash and cash equivalents, $1.4 million in current marketable securities and $3.2 million in non-current marketable securities.

As of December 31, 2009, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused certain investments to diminish liquidity and decline in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of December 31, 2009, the majority of our investments were in government agency and treasury money market instruments. We held one auction rate security with an estimated fair value of $1.6 million as of December 31, 2009.

Net cash used in operating activities was $36.0 million, $62.8 million and $70.7 million in 2009, 2008 and 2007, respectively. The decrease in cash used in operating activities in 2009 compared to 2008 was due primarily to less expenses related to the transfer of the development of IDX899 to GSK and $17.0 million received from GSK pursuant to the GSK license agreement. Additionally, we incurred less operating expenses in 2009 as compared to 2008 due to reduced headcount and cost saving initiatives. The decrease in cash used in operating activities in 2008 compared to 2007 was due primarily to less operating expenses in 2008 as a result of the transfer of Tyzeka®/Sebivo® to Novartis in October 2007.

Net cash provided by investing activities was $2.1 million, $55.3 million and $63.0 million in 2009, 2008 and 2007, respectively. The decrease in cash provided by investing activities in 2009 was due primarily to lower net proceeds from sales and maturities of our marketable securities as compared to 2008 and 2007. This was attributable to lower cash balances invested in marketable securities in 2009 due to the use of cash to fund operations.

Net cash provided by financing activities was $38.3 million, $0.8 million and $0.2 million in 2009, 2008 and 2007, respectively. The increase in cash provided by financing activities in 2009 was primarily due to $21.2 million in net proceeds received from the underwritten offering in August 2009. Additionally, we received $17.0 million in proceeds related to the issuance of stock to GSK pursuant to the GSK stock purchase agreement entered into in February 2009. The net cash provided by financing activities in 2008 and 2007 was primarily due to the exercise of stock options by employees.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Operating leases	$12,595	$3,443	$4,622	$2,775	$1,755
Settlement payments and other agreements	1,768	1,374	394	—	—
Long-term obligations	9,741	—	376	2,000	7,365
Total contractual obligations	$24,104	$4,817	$5,392	$4,775	$9,120

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

As of December 31, 2009, we had $3.1 million of long-term liabilities recorded and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments will be made.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or UAB, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and the Le Centre National de la Recherche Scientifique, or CNRS, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of §-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire on August 10, 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

Additionally, in connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment we received from GSK in 2009 under the GSK license agreement. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, GSK or another collaborator.

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

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc., or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology would have been applied to one of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. In May 2008, we and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the potential payment of the $1.0 million milestone.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the relationship effective July 2008. In

February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and therefore are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

Off-Balance Sheet Transactions

We currently have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of marketable securities, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009. However, we believe that the following critical accounting policies are important to the understanding and evaluating of our reported financial results.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Our revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payments to us for non-refundable license fees, milestones, collaborative research and development funding and royalties received from our collaboration partners.

Non-Refundable License Fee Payments

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the expected development period as we complete our performance obligations. When our level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. Payments received from collaboration partners for research and development efforts by us are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaboration partner for costs incurred during the period for shared development costs.

Where we have no continuing involvement or obligations under a collaborative arrangement, we record non-refundable license fee revenue when we have a contractual right to receive the payment, in accordance with the terms of the license agreement.

Milestone Payments

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

Where we have no continuing involvement or obligations under a collaborative arrangement, we record milestones when we receive appropriate notification of achievement of the milestones by the collaboration partner.

Collaboration Revenue – Related Party

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. This agreement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees as such participation relates to the commercialization of drug candidates is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization is inconsequential.

We recognize non-refundable payments received from Novartis over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership. As of December 31, 2009, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $15.4 million, which has been recorded as additional paid-in capital. Of this amount, $4.5 million has been recorded as a reduction of deferred revenue with the remaining amount of $10.9 million as a reduction of license fee revenue. For the year ended December 31, 2009, the impact of Novartis’ stock subscription rights reduced additional paid-in capital by $3.1 million, increased deferred revenue by $1.3 million and increased license fee revenue by $1.8 million.

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®, which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.

Other Revenue

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be 17 years.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue in our consolidated balance sheets at December 31, 2009 and 2008 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

Valuation and Impairment of Marketable Securities

Our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 were measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As described in Note 2 to our consolidated financial statements, under the heading “Fair Value Measurements”, a majority of our marketable securities were classified as Level 2. Our marketable securities are generally valued using information provided by a pricing service based on market observable information, or for money market investments at calculated net asset values. The pricing service used many observable market inputs to determine value, including benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. We validated the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other sources and analyzing pricing data in certain instances.

We also had one investment classified as Level 3, which was an auction rate security that does not actively trade. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the United States government.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves estimating the level of service performed by third-parties on our behalf and the associated cost incurred for these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses in which subjective judgments may be required include services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us. In the event that we do not identify certain costs that have been incurred or we underestimate or overestimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. To date, our estimates have not differed significantly from the actual costs incurred.

Share-Based Compensation

We account for share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our financial statements. We make assumptions related to the expected volatility of our stock and the expected term of the awards granted in order to value and expense our share-based compensation. The expected option term and expected volatility are determined by examining the expected option term and volatility of our own stock as well as those of similarly sized biotechnology companies. We review these assumptions periodically. The amounts recognized for share-based compensation expense could vary depending upon changes in these assumptions.

Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2009, 2008 and 2007, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.

For purposes of our consolidated statements of operations, we have allocated share-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option grants. We expect to continue to grant options to purchase common stock in the future.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in the first quarter of 2010 prospectively for any new revenue arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy seeks to manage our assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused certain investments to diminish liquidity and decline in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of

December 31, 2009, the majority of our investments were in government agency and treasury money market instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

Our foreign currency transactions include agreements denominated, wholly or partly, in foreign currencies, European subsidiaries that are denominated in foreign currencies and royalties earned based on worldwide product sales of Sebivo® by Novartis. As a result of these foreign currency transactions, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are incorporated by reference to the financial statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

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

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “Compensation of Directors” and “Sections 16(a) Beneficial Ownership Reporting and Compliance”.

Codes of Business Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website, www.idenix.com, and is available in print to any shareholder upon request to the General Counsel at our headquarter offices at 617-995-9800. Information regarding any amendments to the Code of Business Conduct and Ethics will also be posted on our website.

Item 11. Executive Compensation

The response to this Item is incorporated herein by reference to our 2010 Proxy Statement under the captions “Compensation of Executive Officers”, “Compensation Interlocks and Insider Participation” and “Compensation Committee Report”.

The “Compensation Committee Report” contained in the Proxy Statement under the caption “Executive Compensation” shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated herein by reference to our 2010 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Equity Compensation Plan Information”.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this Item is incorporated herein by reference to our 2010 Proxy Statement under the captions “Certain Relationships and Related Transaction”, “Employment Agreements” and “Corporate Governance — Director Independence”.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated herein by reference to our 2010 Proxy Statement under the captions “Audit Fees”, “Audit-Related Fees”, “All Other Fees” and “Pre-Approval Policies”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 9, 2010

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$46,519	$41,509
Restricted cash	411	411
Marketable securities	—	1,424
Receivables from related party	1,049	894
Other receivables	1,505	3,526
Prepaid expenses and other current assets	2,096	2,277
Total current assets	51,580	50,041
Intangible asset, net	11,069	12,387
Property and equipment, net	10,091	13,238
Restricted cash	750	750
Marketable securities	1,584	3,145
Other assets	1,576	219
Total assets	$76,650	$79,780
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,941	$3,868
Accrued expenses	8,779	9,268
Deferred revenue	1,025	—
Deferred revenue, related party	6,155	5,965
Other current liabilities	444	475
Total current liabilities	18,344	19,576
Long-term obligations	13,590	12,789
Deferred revenue, net of current portion	19,393	4,272
Deferred revenue, related party, net of current portion	30,776	35,790
Total liabilities	82,103	72,427
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2009 and 2008; 66,365,976 and 56,538,859 shares issued and outstanding at December 31, 2009 and 2008, respectively	66	57
Additional paid-in capital	555,692	515,883
Accumulated other comprehensive income	970	375
Accumulated deficit	(562,181)	(508,962)
Total stockholders’ equity (deficit)	(5,453)	7,353
Total liabilities and stockholders’ equity (deficit)	$76,650	$79,780

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Collaboration revenue – related party	$11,717	$9,815	$64,751
Other revenue	899	234	3,277
Total revenues	12,616	10,049	68,028
Operating expenses:
Cost of revenues	2,210	1,745	2,001
Research and development	41,867	53,887	85,839
General and administrative	21,467	27,130	63,348
Restructuring and impairment charges	1,506	297	8,744
Total operating expenses	67,050	83,059	159,932
Loss from operations	(54,434)	(73,010)	(91,904)
Other income, net	1,188	2,755	6,135
Gain on sale of equity securities	—	—	3,500
Loss before income taxes	(53,246)	(70,255)	82,269
Income tax benefit (expense)	27	49	(246)
Net loss	$(53,219)	$(70,206)	$(82,515)
Basic and diluted net loss per common share	$(0.87)	$(1.24)	$(1.47)
Shares used in computing basic and diluted net loss per common share	61,498	56,403	56,169

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS December 31, 2009, 2008 and 2007 (In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2006	56,091,632	$56	$497,778	$(106)	$238	$(355,941)	$142,025
Issuance of common stock upon exercise of stock options	97,835	—	205	—	—	—	205	—
Share-based compensation	—	—	8,625	106	—	—	8,731	—
Antidilution shares contingently issuable to related party	—	—	192	—	—	—	192	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	—	—	(300)	(300)	—
Net loss	—	—	—	—	—	(82,515)	(82,515)	$(82,515)
Net change in unrealized holding loss on marketable securities, net of tax	—	—	—	—	(62)	—	(62)	(62)
Cumulative translation adjustment	—	—	—	—	562	—	562	562
Comprehensive loss	—	—	—	—	—	—	—	$(82,015)
Balance at December 31, 2007	56,189,467	$56	$506,800	$—	$738	$(438,756)	$68,838
Issuance of common stock upon exercise of stock options	339,067	1	729	—	—	—	730	—
Issuance of common stock with related party	10,325	—	35	—	—	—	35	—
Share-based compensation	—	—	5,402	—	—	—	5,402	—
Antidilution shares contingently issuable to related party	—	—	2,917	—	—	—	2,917	—
Net loss	—	—	—	—	—	(70,206)	(70,206)	$(70,206)
Net change in unrealized holding gain on marketable securities, net of tax	—	—	—	—	63	—	63	63
Cumulative translation adjustment	—	—	—	—	(426)	—	(426)	(426)
Comprehensive loss	—	—	—	—	—	—	—	$(70,569)
Balance at December 31, 2008	56,538,859	$57	$515,883	$—	$375	$(508,962)	$7,353

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS – (Continued) December 31, 2009, 2008 and 2007 (In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Issuance of common stock upon exercise of stock options	90,987	—	150	—	—	—	150	—
Issuance of common stock with related party	11,466	—	28	—	—	—	28	—
Issuance of common stock to GlaxoSmithKline	2,475,728	2	16,998	—	—	—	17,000	—
Issuance of common stock, net of offering costs	7,248,936	7	21,163	—	—	—	21,170	—
Share-based compensation	—	—	4,614	—	—	—	4,614	—
Antidilution shares contingently issuable to related party	—	—	(3,144)	—	—	—	(3,144)	—
Net loss	—	—	—	—	—	(53,219)	(53,219)	$(53,219)
Net change in unrealized holding gain on marketable securities, net of tax	—	—	—	—	31	—	31	31
Cumulative translation adjustment	—	—	—	—	564	—	564	564
Comprehensive loss	—	—	—	—	—	—	—	$(52,624)
Balance at December 31, 2009	66,365,976	$66	$555,692	$—	$970	$(562,181)	$(5,453)

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(53,219)	$(70,206)	$(82,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,186	5,403	8,955
Share-based compensation expense, including related to restructuring	4,614	5,402	8,731
Revenue adjustment for contingently issuable shares	(1,813)	1,714	83
Impairment charges	—	—	2,113
Gain on sale of equity securities	—	—	(3,500)
Other	295	1,166	45
Changes in operating assets and liabilities:
Receivables from related party	(155)	10,302	839
Other receivables	3,959	(287)	(82)
Prepaid expenses and other current assets	(599)	2,001	4,558
Other assets	(524)	(279)	10
Accounts payable	(1,927)	(1,502)	(1,468)
Accrued expenses and other current liabilities	(980)	(7,173)	(4,379)
Deferred revenue	16,146	—	—
Deferred revenue, related party	(6,155)	(7,274)	(3,618)
Other liabilities	(788)	(2,021)	(451)
Net cash used in operating activities	(35,960)	(62,754)	(70,679)
Cash flows from investing activities:
Purchases of property and equipment	(671)	(2,250)	(7,299)
Purchases of marketable securities	—	(15,641)	(92,702)
Sales and maturities of marketable securities	2,722	73,211	159,017
Proceeds from sale of equity securities of Pharmasset, Inc.	—	—	4,000
Net cash provided by investing activities	2,051	55,320	63,016
Cash flows from financing activities:
Proceeds from exercise of common stock options	150	730	205
Proceeds from issuance of common stock to related party	28	35	—
Proceeds from issuance of common stock, net of offering costs	38,170	—	—
Net cash provided by financing activities	38,348	765	205
Effect of changes in exchange rates on cash and cash equivalents	571	(82)	(174)
Net increase (decrease) in cash and cash equivalents	5,010	(6,751)	(7,632)
Cash and cash equivalents at beginning of year	41,509	48,260	55,892
Cash and cash equivalents at end of year	$46,519	$41,509	$48,260
Supplemental disclosure of cash flow information:
Taxes paid	$57	$132	$196
Supplemental disclosure of non-cash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	(3,144)	2,917	192
Accrued settlement amount	—	—	15,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Idenix Pharmaceuticals, Inc., which we refer to as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors, protease inhibitors and NS5A inhibitors. In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type 1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, to GlaxoSmithKline, or GSK, in February 2009.

We are subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at December 31, 2009 had an accumulated deficit of $562.2 million. We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs through at least the next twelve months. In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $100.0 million, for future issuance. Pursuant to this shelf registration statement, in August 2009, we issued approximately 7.3 million shares of common stock and received net proceeds of $21.2 million in an underwritten offering.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. In May 2009, we received approval from Novartis to issue additional capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of additional shares did not reduce Novartis' interest in Idenix below 43%. As of February 16, 2010, Novartis owned approximately 47% of our outstanding common stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. If we do not receive licensing or milestone payments, or additional funding through a public or private financing, we have the ability and intent to reduce expenditures to preserve our cash resources and fund operations for at least the next twelve months. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2. Summary of Significant Accounting Policies

Significant accounting policies applied by us in the preparation of our consolidated financial statements were as follows:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Idenix and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We evaluated all events or transactions that occurred after December 31, 2009.

Certain financial statement items have been reclassified to conform to the current period presentation, in particular, the tax benefit recognized related to the refundable research and development credits of our French subsidiary of $2.0 million for the year ended December 31, 2008 and tax expense of $0.3 million for the year ended December 31, 2007 have been reclassified from income tax benefit to other income, net to correct the classification in our consolidated statements of operations. A tax benefit of $1.4 million is included in other income, net for the year ended December 31, 2009. There was no material impact to any of the periods presented.

Recent Accounting Pronouncements

In the third quarter of 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates, or ASUs, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in the first quarter of 2010 prospectively for any new revenue arrangements.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments (Note 16), we issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and receivables from related party. We invest our excess cash, cash equivalents and marketable securities in debt instruments and interest bearing accounts at major United States financial institutions. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

At December 31, 2009 and 2008, all of our receivables from related party were due from Novartis. Included in the receivables from related party balances were royalties associated with the sales of Tyzeka®/Sebivo® and reimbursements of development expenditures payable to us under the collaborative agreement with Novartis in the normal course of business. Revenue from Novartis represented substantially all of our revenues for the years ended December 31, 2009, 2008 and 2007.

Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our marketable securities with remaining final maturities of 12 months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable securities to the extent we do not expect to be required to liquidate them before maturity. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity (deficit). Realized gains and losses are determined using the specific identification method and are included in other income, net in our consolidated financial statements.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the consolidated statement of operations and a new cost basis in the security is established. In April 2009, the FASB amended the existing standard to provide additional guidance in assessing the credit and noncredit component of an other-than-temporary impairment event and modified the presentation and disclosures when an other-than-temporary impairment event has occurred. The adoption of this guidance did not have a significant impact on our financial statements.

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our marketable securities are generally valued using information provided by a pricing service based on market observable information, or for money market investments at calculated net asset values, and are therefore classified as Level 2. The pricing service used many observable market inputs to determine value, including benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements,

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. We validated the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other sources and analyzing pricing data in certain instances.

We had one security classified as Level 3, which was an auction rate security that does not actively trade. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the United States government.

We adopted several new standards regarding the fair value and disclosures of financial and non-financial assets in 2009. In January 2009, we implemented the new fair value measurements guidance as it relates to our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a significant impact on our financial statements. In April 2009, we adopted another fair value measurements and disclosure standard that provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. This standard also provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. The adoption of this guidance did not have a significant impact on our financial statements. In April 2009, we also adopted new guidance that requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this guidance did not have an impact on our financial statements. In August 2009, we adopted ASU No. 2009-5, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. This ASU was issued to reduce ambiguity in financial reporting when measuring fair value of liabilities. The adoption of this guidance did not have an impact on our financial statements.

Investment

At December 31, 2006, we held a long-term investment in equity securities of Pharmasset, Inc., or Pharmasset, a biotechnology company and classified this investment as available-for-sale. We owned approximately 0.3 million shares of Pharmasset with a value of $4.1 million at September 30, 2007, which included an unrealized gain of $3.6 million that was recorded as accumulated other comprehensive income at September 30, 2007. In October 2007, we sold all of our ownership in Pharmasset and realized a gain of $3.5 million.

Intangible Asset

Our intangible asset relates to a settlement agreement entered into by and among us along with our chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, and Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 16. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, includes a full release of all claims, contractual or otherwise, by the parties.

Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the greater of straight-line or expected economic consumption. Amortization expense pertaining to the asset was $1.3 million, $1.2 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, which was recorded as cost of revenues. As of December 31, 2009, accumulated amortization was $3.9 million. Amortization expense for this asset is

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

anticipated to be $1.2 million per year through 2014 and $5.1 million through the remaining term of the expected economic benefit of the asset.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets, except for leasehold improvements which are amortized using the straight-line method over the shorter of the asset life or the related lease term. Upon disposal of property and equipment, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with FASB guidance. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

No impairment charges were recognized for the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, as a result of our restructuring announced in September 2007, we recorded an impairment charge of $2.1 million for certain enterprise software assets that were recorded as construction-in-progress and not placed into service as a result of the restructuring. We also recorded accelerated depreciation expense of $2.8 million on certain enterprise software assets that would no longer be used following the transition of commercialization and development activities to Novartis.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Codification. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Our revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payments to us for non-refundable license fees, milestones, collaborative research and development funding and royalties received from our collaboration partners.

Non-Refundable License Fee Payments

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the expected development period as we complete our performance obligations. When our level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management. Payments received from collaboration partners for research and development efforts by us are recognized as revenue over the contract term as the related costs are incurred, net of any amounts due to the collaboration partner for costs incurred during the period for shared development costs.

Where we have no continuing involvement or obligations under a collaborative arrangement, we record non-refundable license fee revenue when we have a contractual right to receive the payment, in accordance with the terms of the license agreement.

Milestone Payments

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

Where we have no continuing involvement or obligations under a collaborative arrangement, we record milestones when we receive appropriate notification of achievement of the milestones by the collaboration partner.

Collaboration Revenue — Related Party

We entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the “development and commercialization agreement”. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalties. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development through commercialization of drug candidates licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees as such participation relates to the commercialization of drug candidates is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization is inconsequential.

We recognize non-refundable payments over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be approximately twelve and a half years following the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. This policy is described more fully in Note 3.

Royalty revenue consists of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®, which is recognized when reported from Novartis. Royalty revenue is equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.

Other Revenue

In February 2009, we entered into a license agreement with GSK, which we refer to as the “GSK license agreement”. Under the GSK license agreement, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI, compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be 17 years.

Product sales consisted of sales of Tyzeka® in the United States. Prior to October 1, 2007, revenues from product sales were recognized when the product was shipped and title and risk of ownership had transferred to the customer, typically upon delivery. Product sales were recorded net of any applicable allowances for sales returns, trade term discounts, early pay discounts, government-related rebates, such as Medicaid, managed care discounts, vouchers, coupons, patient assistance programs and other allowances. We estimated our deductions from product sales at the time of sale based on a number of factors, including historical experience of Novartis and industry knowledge updated for changes in facts, where appropriate. In September 2007, we amended our development and commercialization agreement with Novartis (Note 3) in which Novartis assumed sole responsibility for worldwide product sales of Tyzeka®/Sebivo® beginning on October 1, 2007. As a result, we no longer record product sales of Tyzeka®.

Government research grants that provide for payments to us for work performed are recognized as revenue when the related expense is incurred and we have obtained governmental approval to use the grant funds for these expenses.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd, or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue in our consolidated balance sheets at December 31, 2009 and 2008 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred Expenses

We have entered into cooperative agreements in which we have co-developed or acquired licenses for certain of our antiviral technology from third-parties. These cooperative agreements generally require royalty or other payments to be paid by us to the co-developers or licensors when we out-license rights to or commercialize these certain technologies to our collaboration partners. These payments to the co-developers or licensors are deferred and are recognized as expense over the same period that we recognize the related revenue under our collaborative arrangements. These amounts are recognized as other assets in our consolidated balance sheets.

Research and Development Expenses

All costs associated with internal research and development and external research and development services, including preclinical and clinical trial studies are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and share-based compensation related to employees involved in our research and development.

Patents

All costs to secure and defend patents are expensed as incurred.

Share-Based Compensation

We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our consolidated financial statements.

Foreign Currency

The functional currencies of our foreign subsidiaries are the local currency or the U.S. dollar. When the functional currency of the foreign subsidiary is the local currency, assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the end of the accounting period. Income and expense items are translated at the average exchange rates for the period. Net gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ equity. When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates. Income and expense amounts are remeasured using the average exchange rate for the period. Net realized gains and losses from foreign currency transactions are included in the consolidated statements of operations. Gains and losses resulting from foreign currency remeasurements are included in the consolidated statements of operations.

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

For uncertain tax positions that meet “a more likely than not” threshold, we recognize the benefit of uncertain tax positions in our consolidated financial statements.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. We include foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of stockholders’ equity (deficit) and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2009, 2008 and 2007.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 3) and restricted stock awards.

Segment Reporting

Our management, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in only one reportable segment.

3. Novartis Relationship

Overview

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other materials business decisions.

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock. If Novartis exercises this option, financial terms will be based upon certain contractual obligations and future negotiations. Novartis may exercise this option generally after demonstration of activity and safety in a proof-of-concept clinical trial. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we have granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chooses to license from us. The commercialization rights under the development and commercialization agreement also include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine.

Novartis licensed valopicitabine and valtorcitabine from us under the development and commercialization agreement, however, in 2007, we ceased development of these drug candidates due to overall risk/benefit profiles observed in clinical testing.

In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement. In September 2007, we entered into an amendment to the development and commercialization agreement, which is referred to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations, including ongoing related expenses to telbivudine (Tyzeka®/Sebivo®). During 2007 and 2008, Novartis was also responsible for certain costs associated with the transition of third-party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine. In October 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. We recognized $3.7 million, $2.9 million and $0.6 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the years ended December 31, 2009, 2008 and 2007, respectively.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of HCV. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner that will assist in the further development and commercialization of this drug candidate.

To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred revenue. The $117.2 million received from Novartis consisted of a $25.0 million license fee for valopicitabine, a $75.0 million license fee for telbivudine (Tyzeka®/Sebivo®) and valtorcitabine, offset by $0.1 million in interest costs, a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia, $2.3 million in reimbursement costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine and a $10.0 million milestone payment for the regulatory approval of Sebivo® in the European Union. These payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of February 16, 2010, Novartis owned approximately 47% of our outstanding stock.

Stockholders’ Agreement

In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the “stockholders’ agreement”. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock. The stockholders’ agreement provides, among other things, that we will use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In August 2009, we issued approximately 7.3 million shares of our common stock pursuant to an underwritten offering and received $21.2 million in net proceeds. Novartis opted not to purchase shares of our common stock to maintain its ownership percentage and its ownership was subsequently diluted from approximately 53% to approximately 47%.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to approximately 1.4 million shares of common stock issuable by us as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 equity incentive plan, as amended, or the 1998 plan. In exchange for Novartis’ termination of such right, we issued 1.1 million shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 plan were terminated and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 plan, as we granted options that were subject to this stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the non-refundable payments received from Novartis. We remain subject to potential revenue adjustments with respect to grants of options and stock awards under our stock incentive plans other than the 1998 plan.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any payable by the option or award holder, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership.

As of December 31, 2009, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $15.4 million, which has been recorded as additional paid-in capital. Of this amount, $4.5 million has been recorded as a reduction of deferred revenue with the remaining amount of $10.9 million as a reduction of license fee revenue. For the year ended December 31, 2009, the impact of Novartis’ stock subscription rights has reduced additional paid-in capital by $3.1 million, increased deferred revenue by $1.3 million and increased license fee revenue by $1.8 million. For the year ended December 31, 2008, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.9 million, reduced deferred revenue by $1.2 million and reduced license fee revenue by $1.7 million.

Manufacturing and Supply Agreement

Under the master manufacturing and supply agreement, dated May 8, 2003, with Novartis, which we refer to as the “manufacturing and supply agreement”, we appointed Novartis to manufacture or have manufactured the clinical supply of the active pharmaceutical ingredient, or API, for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the agreement. We have the ability to appoint Novartis or a third-party to manufacture the commercial supply of the API based on a competitive bid process under which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the API into the final form for sale.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Sales Arrangements

In connection with the drug candidates that Novartis licenses from us, with the exception of Tyzeka®/Sebivo®, we have retained the right to co-promote or co-market in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead commercial party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead commercial party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with us would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, we would effectively sell products to Novartis for their further sale to third-parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

In October 2006, we received approval from the U.S. Food and Drug Administration to market our first product, Tyzeka®, in the United States. Sebivo® also has been approved in a number of jurisdictions, including countries in the European Union and major Asian countries. In September 2007, we amended our development and commercialization agreement with Novartis in which Novartis assumed sole responsibility for product sales of Tyzeka®/Sebivo® on a worldwide basis beginning in October 2007. As a result, beginning in the fourth quarter of 2007, we no longer record product sales of Tyzeka®.

4. Net Loss per Common Share

The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(53,219)	$(70,206)	$(82,515)
Basic and diluted weighted average number of common shares outstanding	61,498	56,403	56,169
Basic and diluted net loss per common share	$(0.87)	$(1.24)	$(1.47)

The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Options	5,760	5,678	5,712
Contingently issuable shares to related party	—	1,871	790

5. Marketable Securities and Fair Value Measurements

We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the consolidated balance sheets were as follows:

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$40,806	$—	$—	$40,806
Auction rate security	1,584	—	—	1,584
	$42,390	$—	$—	$42,390

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$19,993	$—	$—	$19,993
Corporate debt securities	2,665	—	(32)	2,633
U.S. government obligations	200	1	—	201
Auction rate security	1,710	—	—	1,710
Accrued interest	42	—	—	42
	$24,610	$1	$(32)	$24,579

	December 31,
	2009	2008
	(In Thousands)
Contractual maturity:
Maturing in one year or less	$40,806	$21,434
Maturing after one year through two years	—	70
Maturing after two years through ten years	—	1,158
Maturing after ten years	1,584	1,917
	$42,390	$24,579

	December 31,
	2009	2008
	(In Thousands)
Classification in balance sheets:
Cash equivalents	$40,806	$20,010
Marketable securities	—	1,424
Marketable securities, non-current	1,584	3,145
	$42,390	$24,579

The cash equivalent amounts of $40.8 million and $20.0 million at December 31, 2009 and 2008, respectively, were included as part of cash and cash equivalents in our consolidated balance sheets.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table represents our assets measured at fair value on a recurring basis:

	December 31, 2009
	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Money market funds	$40,806	$—	$40,806
Auction rate security	—	1,584	1,584
	$40,806	$1,584	$42,390

The following table represents our assets measured at fair value on a recurring basis (excluding accrued interest):

	December 31, 2008
	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In Thousands)
Money market funds	$19,993	$—	$19,993
Corporate debt securities	2,633	—	2,633
U.S. obligations	201	—	201
Auction rate security	—	1,710	1,710
	$22,827	$1,710	$24,537

The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2009	2008
	(In Thousands)
Beginning balance	$1,710	$11,050
Purchases, sales and settlements	—	(9,150)
Total unrealized losses recognized in earnings	(126)	(190)
Ending balance	$1,584	$1,710

At December 31, 2009 and 2008, we held one investment in an auction rate security, which does not actively trade. This security was classified as Level 3 and represented 3.7% of total assets that were measured on a recurring basis as of December 31, 2009. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of December 31, 2009. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at December 31, 2009. Due to our intent to sell the investment and the calculated fair value being less than the cost basis, we deemed the decline of the security’s estimated valuation to be other-than-temporary and recorded an impairment charge of $0.2 million in the year ended December 31, 2008 and an additional impairment charge of $0.1 million in the year ended December 31, 2009. The fair value of the security was estimated to be $1.6 million at December 31, 2009.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2008, we also held an investment in an asset backed security which was priced below par value by a pricing service agency based on similar securities of this issuer that have been either downgraded or put on negative watch by credit rating agencies due to the significant worsening of the current economic environment coupled with the additional stress on the creditworthiness of this issuer. Due to our intent to sell this investment before maturity, we deemed the decline in value to be other-than-temporary. We recognized an impairment charge of $0.3 million in our consolidated statement of operations for the year ended December 31, 2008. In 2009, we sold the investment and recognized an additional realized loss of $0.1 million.

Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of December 31, 2009, the majority of our investments were in government agency and treasury money market instruments.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	December 31,
		2009	2008
		(In Thousands)
Scientific equipment	7	$8,243	$7,897
Computer equipment and software	2	3,972	3,763
Enterprise software	5	2,599	2,599
Office furniture and equipment	5 – 7	1,546	1,539
Leasehold improvements	*	11,488	11,522
Construction-in-progress		36	64
		27,884	27,384
Less – accumulated depreciation		(17,793)	(14,146)
		$10,091	$13,238

*	Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $4.2 million and $7.5 million, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
	(In Thousands)
Research and development contract costs	$1,342	$785
Payroll and benefits	3,930	4,407
License fees	—	1,000
Professional fees	647	455
Short-term portion of accrued settlement payment	710	657
Other	2,150	1,964
	$8,779	$9,268

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accrued license fees at December 31, 2008 represented amounts owed to Microbiologica Quimica E Farmaceutica Ltda., or Microbiologica, for the right to use certain manufacturing technology and patents (Note 15).

8. Restructuring and Impairment Charges

In September 2007, we announced a restructuring of our operations as a result of an agreement with Novartis in which we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) effective October 1, 2007. As a result, we reduced our workforce by approximately 100 positions, the majority of which had supported the development and commercialization of Tyzeka®/Sebivo® in the United States and Europe. In 2007, we recognized a charge of $6.5 million for employee severance and benefits costs and $0.1 million for contract termination and other costs. In 2007, $4.8 million of the severance and benefit costs was paid and the remaining $1.8 million was paid in 2008. In connection with the restructuring, we recorded impairment charges of $2.1 million in 2007 related to enterprise software that was no longer needed with the transfer of telbivudine related commercialization and development activities to Novartis.

In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. We recognized a charge of $1.5 million for the quarter ended June 30, 2009. This amount consisted of $1.2 million of severance costs and a $0.3 million accrual for contract termination costs associated with closing the lab facility. As of December 31, 2009, $1.2 million of severance costs and $0.1 million of contract termination costs were paid and the remaining balance of $0.2 million continues to be accrued for contract termination costs. In the quarter ended June 30, 2009, we also recognized $0.4 million of accelerated depreciation on assets that would no longer be used as a result of closing the lab facility.

In an effort to maximize our resources toward the development of our current clinical drug candidates and our focused HCV research activities, in January 2010, we eliminated 13 employee positions in the United States. A restructuring charge of approximately $0.3 million for employee severance costs will be recorded and paid in the first quarter of 2010.

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the board of directors.

In May 2007, the stockholders approved an amendment to our restated certificate of incorporation increasing the authorized number of shares of our capital stock from 75.0 million shares of common stock to 125.0 million shares of common stock. The amendment to our restated certificate of incorporation became effective in June 2007.

Novartis and certain holders of our common stock are party to the stockholders’ agreement. The terms of the stockholders’ agreement generally provide for registration rights in favor of Novartis and such other stockholders and certain approval rights in favor of Novartis with respect to corporate actions that might be taken by us.

10. Equity Incentive Plans and Share-Based Compensation

In May 1998, we adopted the 1998 plan, which provides for the grant of incentive stock options, nonqualified stock options, stock awards and stock appreciation rights. We initially reserved approximately 1.5 million shares of common stock for issuance pursuant to the 1998 plan. We subsequently amended the 1998 plan and reserved an additional 3.6 million shares of common stock for issuance under the 1998 plan. No stock options, stock awards or stock appreciation rights may be granted under the 1998 plan after June 29, 2008.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In July 2004, we adopted the 2004 stock incentive plan, or 2004 plan. The 2004 plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted and unrestricted stock awards for the purchase of an aggregate of 0.8 million shares of common stock.

In June 2005, we adopted the 2005 stock incentive plan, or 2005 plan. The 2005 plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards, or awards. The 2005 plan, as approved by our stockholders, provided for the authorization of awards covering an aggregate of 2.2 million shares of common stock plus 0.8 million shares previously authorized for issuance under the 2004 plan. In connection with our public offering in October 2005, our board of directors reduced the number of shares of common stock reserved for issuance under the 2005 plan to 1.4 million shares. In March 2006, our board of directors authorized the restoration of the reserve of 1.6 million shares for issuance under the 2005 plan. In May 2007, our stockholders approved an amendment to the 2005 plan increasing the number of shares of common stock thereunder from 3.0 million to 6.0 million shares.

The equity incentive plans are administered by the compensation committee of the board of directors. The compensation committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to our employees at an exercise price per share of not less than the fair market value per share of common stock as determined by the board of directors on the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of our voting common stock) and with a term not to exceed ten years from date of grant (five years for incentive stock options granted to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the compensation committee may determine. The compensation committee may also grant restricted stock and other share-based awards on such terms and conditions as it may determine.

The following table shows share-based compensation expense as reflected in our consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Research and development	$1,546	$2,005	$3,005
General and administrative	3,068	3,397	4,758
Restructuring and impairment charges	—	—	968
Total share-based compensation expense	$4,614	$5,402	$8,731

Share-based compensation expense is based on awards ultimately expected to vest. During the years ended December 31, 2009, 2008 and 2007, because substantially all of our stock option grants vest monthly, share-based employee compensation expense includes the actual impact of forfeitures.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Years Ended December 31,
	2009	2008	2007
Weighted average fair value of options	$3.12	$2.99	$2.83
Risk-free interest rate	1.94%	2.83%	4.35%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	5.1	5.1	5.1
Expected volatility	70.2%	63.2%	59.5%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

No dividend yield was assumed as we do not pay dividends on our common stock. The risk-free interest rate is based on the yield of United States Treasury securities consistent with the expected term of the option. The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In Thousands)
Options outstanding at December 31, 2008	5,677,988	$8.64
Granted	1,011,500	$5.27
Cancelled	(1,038,774)	$10.90
Exercised	(90,987)	$1.65
Options outstanding at December 31, 2009	5,559,727	$7.72	7.08	$15
Options exercisable at December 31, 2009	3,487,152	$9.14	6.36	$15
Options vested and expected to vest at December 31, 2009	5,272,886	$7.86	6.95	$15

In addition to the stock options above, our Board of Directors approved a stock option grant of 200,000 shares at an exercise price of $5.46 under the 1998 plan to our chief executive officer in February 2009. After the stock option grant was approved, it was determined that the stock options could no longer be awarded under the 1998 plan and, accordingly, this stock option was not granted. The Board of Directors reapproved this stock option for 200,000 shares at an exercise price of $5.46 under the 2005 plan in March 2010.

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2009, based on the closing price of our common stock of $2.15 on that date.

The total intrinsic value of stock options exercised, which represents the amount by which the fair market value exceeded the exercise price, during 2009, 2008 and 2007 was $0.2 million, $1.3 million and $0.7 million, respectively.

We had an aggregate of $6.3 million of share-based compensation expense as of December 31, 2009 remaining to be amortized over a weighted average expected term of 2.34 years.

11. Income Taxes

Our effective income tax rate differs from the statutory federal income tax rate was as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate benefit	(34)%	(34)%	(34)%
State tax benefit, net of federal expense (benefit)	2	1	(4)
Permanent items	(1)	1	1
Other	(3)	—	—
Valuation allowance	36	32	37
Effective income tax rate	0%	0%	0%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of our net deferred taxes were as follows:

	December 31,
	2009	2008
	(In Thousands)
Depreciation	$1,340	$1,337
Development contracts	1,436	1,609
Nonqualified stock options	5,450	4,394
Deferred licensing income	13,020	15,499
Accrued expenses and other	3,137	2,516
Capitalized research costs	51,838	23,246
Research and development credits	9,143	7,629
Foreign tax credit carryforward	877	877
Net operating carryforwards	82,063	91,670
Valuation allowance	(168,304)	(148,777)
Deferred tax asset	$—	$—

As of December 31, 2009, we had United States federal and state net operating loss carryforwards of approximately $221.7 million and $106.8 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2010. Approximately $8.9 million of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. We have federal and state tax credits of approximately $7.3 million and $2.9 million, respectively. The federal research and development credits begin to expire in 2022 and the state credits begin to expire in 2021. We also have foreign tax credit carryforwards of $0.9 million, which begin to expire in 2016.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Our management has evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred licensing income, capitalized research costs and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $168.3 million has been established at December 31, 2009.

In January 2007, we adopted FASB guidance regarding the accounting for income tax contingencies. For uncertain tax positions that meet “a more likely than not” threshold, we recognized the benefit of uncertain tax positions in our consolidated financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. Upon adoption of this FASB guidance in 2007, we recorded an adjustment of $0.3 million to decrease our opening retained earnings and $7.4 million as a reduction of gross deferred tax assets. However, since our gross deferred tax assets have been offset by a valuation allowance, this amount has not been reflected in our consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows:

2007
(In Thousands)
Balance at January 1	$7,644
Additions based on tax positions related to the current period	399
Additions for tax positions of prior periods	237
Reductions for tax positions of prior periods	(6,877)
Settlements	—
Balance at December 31	$1,403

There were no significant changes to the balance of unrecognized tax benefits in 2009 or 2008. The total amount of unrecognized tax benefits was $1.4 million at December 31, 2009. Of this amount, $0.3 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets.

During the year ended December 31, 2007, an uncertain tax position relating to the tax year ended December 31, 2003 was reversed due to the closing of the statute of limitations. The effect of this adjustment was to increase the federal income tax benefit by $0.3 million and increase the gross deferred tax assets by $6.6 million.

Our policy is to classify interest and penalties associated with uncertain tax positions as other income, net in our consolidated statements of operations. As of December 31, 2009, we have accrued $0.7 million related to interest and penalties for uncertain tax positions. Of this amount, $0.2 million, $0.1 million and $0.4 million was included in other income, net for the years ended December 31, 2009, 2008 and 2007, respectively.

The open tax years by major jurisdiction are: a) the years ended December 31, 2006 through 2008 for the United States; and b) the years ended December 31, 2007 and 2008 for France.

12. Employee Benefit Plans

We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) plan. The 401(k) plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all of our United States employees who meet minimum age and service requirements.

We match 25% of employee contributions up to 6% of participants’ annual compensation. We made contributions to the 401(k) plan of $0.1 million, $0.1 million and $0.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

We are required by statute to maintain a defined benefit plan for our employees in France. We have recorded $0.4 million in long-term obligations for the liability associated with this benefit plan as of December 31, 2009.

13. Related Party Transactions

In connection with the development and commercialization agreement, we have generated revenues from Novartis related to royalty revenue associated with the sale of Tyzeka®/Sebivo®, license payments and reimbursements of certain research and development expenses in the amount of $11.7 million, $9.8 million and $64.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. All amounts included in receivables from related party at December 31, 2009 and 2008 are due from Novartis. We also included $36.9 million and $41.8 million as deferred revenue as of December 31, 2009 and 2008, respectively, relating to non-refundable payments received from Novartis.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In connection with the 2007 amendment, we transferred our inventory of Tyzeka®, valued at approximately $0.8 million and outstanding accounts receivable of approximately $0.7 million to Novartis in October 2007. In December 2007, Novartis paid us approximately $1.5 million for the full value of the assets transferred.

14. Segment Reporting

We operate in a single segment, we have no organizational structure dictated by product lines, geography or customer type and all significant revenues are generated from operations in the United States. The following table presents total long-lived assets by geographic area:

	December 31,
	2009	2008
	(In Thousands)
United States	$7,346	$9,449
Europe	2,745	3,789
	$10,091	$13,238

15. Collaborative Agreements, Licensing Agreements and Contracts

Our collaborative agreement with Novartis is fully described in Note 3 to the consolidated financial statements.

GlaxoSmithKline Collaboration

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the “GSK stock purchase agreement”. Under the GSK stock purchase agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

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

The GSK license agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million license fee payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be 17 years. We recognized $0.9 million of license fee revenue for the year ended December 31, 2009 and recorded $16.1 million of deferred revenue as of December 31, 2009 relating to license fees received from GSK.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

GSK has also become a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, which is more fully described below under the “University of Cagliari” heading.

In connection with the GSK license agreement and stock purchase agreement, Novartis waived and amended certain rights under the development and commercialization agreement and amended a letter agreement related to the selection and appointment of our chief financial officer. Novartis also executed a waiver and consent under the amended and restated stockholders’ agreement. These waivers and amendments are more fully described in Part I. Item 1 of this Annual Report on Form 10-K under the heading “GlaxoSmithKline Collaboration”.

UAB Research Foundation

In June 1998, we entered into an exclusive license agreement with UABRF pursuant to which we acquired the rights to use and commercialize, including by means of sublicense, certain technology and to make, use or sell licensed products. The agreement was subsequently amended in June 1998 and July 1999. The agreement requires us to make, for each significant disease indication for which licensed technology is used, payments aggregating $1.3 million if certain regulatory milestones are met. Of such amount, two-thirds is payable in cash and one-third is payable in shares of our common stock. Additionally, if commercialization is achieved for a licensed product, we will be required to pay a royalty with respect to annual net sales of licensed products by us, or an affiliate of us, at the rate of 6% for net sales up to $50.0 million and at the rate of 3% for net sales in excess of $50.0 million. If we enter into a sublicense arrangement with an entity other than one which controls at least 50% of our capital stock, we would be required to remit to UABRF 30% of all royalties received by us on sales of the licensed product by the sublicensee. We are also required to pay to UABRF 20% of all license fees, milestone payments and other cash consideration we receive from the sublicensee with respect to the licensed products. We are required to reimburse UABRF for costs UABRF incurs in connection with the prosecution, maintenance and protection of patent applications and patents associated with the licensed technology.

CNRS and the University of Montpellier

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration.

University of Cagliari

In January 1999, we entered into a cooperative antiviral research activity agreement, as amended with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari pursuant to which we acquired an exclusive license to certain antiviral technology. We are required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. We are also required to make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. The term of this agreement extends through January 2011. We incurred expenses of approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with this agreement.

In December 2000, we and the University of Cagliari also entered into a license agreement pursuant to which we were granted an exclusive license under certain patent rights resulting from specified research activities. In May 2003, we, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

enforce patents resulting from the research activities, and to assume our rights under the agreement if the agreement terminates due to an uncured breach of the agreement by us. In October 2005, we and the University of Cagliari amended such agreements in a manner that will require certain payments to the University of Cagliari if we receive license fees or milestone payments in connection with a sublicense by us of technology covered by the agreements between the University of Cagliari and us. As a result of the license by Novartis of valopicitabine and the payment of a $25.0 million license fee to us (Note 3), we made a payment to the University of Cagliari in the amount of $0.3 million in the quarter ended June 30, 2006. The payment has been recorded as deferred license fees and is being amortized to expense on a straight-line basis over the related development period.

In March 2009, GSK became a party to the cooperative research program and exclusive license agreement we have with the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the $34.0 million payment we received from GSK in 2009. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development will fall within the existing arrangements with the University of Cagliari and no additional payments would be due by us.

Sumitomo Pharmaceuticals Co., Ltd.

We entered into collaborative agreements with Sumitomo in 2001, in connection with the development and commercialization in Japan, China, Taiwan, and South Korea of telbivudine, a drug for the treatment of HBV. In connection with this arrangement, we and Sumitomo agreed to share certain direct third-party expenses of development of telbivudine.

In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million and as a result of this payment, we reversed approximately $4.6 million of revenue previously recognized in original arrangements with Sumitomo with the remaining amount recorded as a reduction of deferred revenue.

We also have recorded $4.3 million included as deferred revenue in our consolidated balance sheets at each of December 31, 2009 and 2008 representing amounts received from Sumitomo that have not been included in revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, we will be reimbursed by Novartis for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

Microbiologica Quimica E Farmaceutica Ltda.

In May 2003, we finalized an agreement with Microbiologica, in which Microbiologica granted to us a license to use certain of its manufacturing technology and patents for the treatment of HBV. We were obligated to pay Microbiologica $7.0 million in total for this license. Since there was no alternative use for this technology, the net present value of these payments of $6.3 million, using an implied interest rate of 3.63%, was recorded as research and development expense during the year ended December 31, 2003. The final payment under this agreement of $1.0 million was recorded as accrued expense as of December 31, 2008 and subsequently paid in 2009.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Metabasis Therapeutics, Inc.

In October 2006, we entered into a two-year research collaboration agreement with Metabasis Therapeutics, Inc, or Metabasis. Under the terms of the agreement, Metabasis’ proprietary liver-targeted technology was to be applied to certain of our compounds to develop second-generation nucleoside analog drug candidates for the treatment of HCV. As part of the agreement, we provided a $2.0 million upfront payment to Metabasis in November 2006 and agreed to provide certain amounts of development funding. Including the upfront payment, we incurred $1.3 million and $2.1 million in research and development expenses related to this collaboration during the years ended December 31, 2007 and 2006. If a lead candidate was identified, we would have assumed development responsibility and Metabasis would have been eligible to receive payments upon achievement of predetermined clinical development and regulatory milestones. For any resulting marketed products, we would have retained full commercial rights and paid Metabasis a royalty based on net sales of the product.

In July 2007, we notified Metabasis that we would exercise our option to terminate the research collaboration on the first anniversary of the agreement in October 2007. Prior to the termination of the agreement, Metabasis asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and have so notified Metabasis. In May 2008, we and Metabasis entered into a letter agreement whereby Metabasis will apply its proprietary liver-targeted technology to a compound developed by us. If the results are considered positive, as measured by efficacy and safety in a predictive animal study, then we anticipate re-instating the original 2006 agreement with Metabasis, which was terminated in October 2007. If the original agreement with Metabasis were to be re-instated, then we would remain obligated to all the terms and conditions thereunder, including the potential payment of the $1.0 million milestone (Note 16).

16. Commitments and Contingencies

Lease Arrangements

We lease our facilities and certain equipment under operating leases. Our lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately $3.0 million, $3.2 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum payments under lease arrangements at December 31, 2009 were as follows:

Years Ending December 31,	Operating Leases
(In Thousands)
2010	$3,443
2011	2,505
2012	2,117
2013	1,993
2014	782
2015 and thereafter	1,755
Total	$12,595

In October 2003, we entered into an operating lease commitment for office and laboratory space in Cambridge, Massachusetts. The term of the lease is for ten years, expiring in December 2013. The lease agreement provided for a landlord allowance of $1.6 million to be paid to us to finance a portion of capital improvements to the facility. This landlord allowance was recorded as deferred rent which is being amortized as a reduction of rent over the ten year lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in October 2003 for $0.8 million collateralized by cash held with that bank. The letter of credit expires in December 2013.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years, expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling us to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term.

In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. We entered into amendments to this lease agreement to lease additional office space in the same building. The term of the lease for all office space being rented under this lease agreement and its amendments expires in March 2010. The lease agreement includes an option, exercisable by us not later than nine months prior to the expiration of the initial term, to extend the term of the lease for one additional 48 month period and with rights of first offer with respect to certain expansion space on two of the floors that we occupy. In 2009, we extended the term of the lease for one year for certain floors of the building under the same conditions of the original agreement. We also have been provided allowances totaling $1.2 million to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent which is being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2010.

In 2009 and 2008, we subleased portions of our Cambridge office space to two third-parties. As of December 31, 2009 and 2008, we received $0.3 million and $0.2 million in sublease payments, respectively. The sublease income will reduce the rental expense through March 2010 when the sublease agreements expire.

Legal Contingencies

Hepatitis C Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million.

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

In October 2006, we entered into a collaboration agreement with Metabasis under which Metabasis subsequently asserted that a certain scientific milestone was met and thus a $1.0 million payment under the collaboration agreement came due. We do not agree with Metabasis’ assessment that the scientific milestone has been met and therefore do not believe that we have any liability for this payment and initially so notified Metabasis. Refer to Note 15 for a full description of this legal contingency.

Hepatitis B Product

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of §-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the relationship effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and therefore are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

Other Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. The parties are discussing possible remedial action, and we have initiated some remedial steps and are considering others to resolve this dispute. However, if the parties are unable to resolve this matter through negotiations and remedial action and if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activities at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development and commercialization agreement and the stock purchase agreement. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time they were made to Novartis, we would be in breach of one or both of these agreements. In the event of such a breach, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that we

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

Under the GSK license agreement and the GSK stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, as well as representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time we made them to GSK, we would be in breach of these agreements. In the event of such a breach, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

17. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In Thousands, Except per Share Data)
2009
Total revenues	$4,011	$2,449	$3,107	$3,049	$12,616
Total operating expenses	17,326	18,755	15,102	15,867	67,050
Net loss	(12,926)	(16,314)	(11,667)	(12,312)	(53,219)
Basic and diluted net loss per common share	(0.23)	(0.28)	(0.18)	(0.19)	(0.87)
2008
Total revenues	$2,044	$1,592	$2,145	$4,268	$10,049
Total operating expenses	23,844	21,239	19,846	18,130	83,059
Net loss	(20,460)	(18,906)	(16,891)	(13,949)	(70,206)
Basic and diluted net loss per common share	(0.36)	(0.34)	(0.30)	(0.25)	(1.24)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.
Date: March 9, 2010	/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jean-Pierre Sommadossi Jean-Pierre Sommadossi	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2010
/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2010
/s/ Charles Cramb Charles Cramb	Director	March 9, 2010
/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 9, 2010
/s/ Thomas Hodgson Thomas Hodgson	Director	March 9, 2010
/s/ Robert Pelzer Robert Pelzer	Director	March 9, 2010
/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 9, 2010
/s/ Steven Projan Steven Projan	Director	March 9, 2010
/s/ Anthony Rosenberg Anthony Rosenberg	Director	March 9, 2010

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839
3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2007	3.4	3/14/2008	000-49839
3.5	Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839
4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157
	Material contracts — real estate
10.1	Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157
10.2	Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157
10.3	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157
10.4	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.5+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839
10.6	Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839
10.7	Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839
10.8	First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 6/30/2006	10.3	8/8/2006	000-49839
10.9	Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 9/30/2006	10.1	11/8/2006	000-49839
10.10	Third Amendment of Lease, dated July 23, 2009, between RB Kendall Fee, LLC and the Registrant	10-Q for 9/30/2009	10.1	10/29/2009	000-49839
	Material contracts Novartis
10.11	Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1	10.28	12/15/2003	333-111157
10.12	Amendment No. 1 to Letter Agreement, dated on or about January 28, 2009, by and between the Registrant and Novartis Pharma AG	8-K	10.3	2/6/2009	000-49839
10.13+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157
10.14	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.19	12/15/2003	333-111157

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.15+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1 Amendment 3	10.24	7/6/2004	333-111157
10.16+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157
10.17+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839
10.18+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-K for 12/31/2005	10.14	3/16/2006	000-49839
10.19+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.1	11/8/2007	000-49839
10.20	Amendment No. 5 to the Development License and Commercialization Agreement, dated on or about January 28, 2009, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	8-K	10.2	2/6/2009	000-49839
10.21+	Transition Services Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.2	11/8/2007	000-49839

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.22	Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20	3/17/2005	000-49839
10.23	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839
10.24+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27	7/6/2004	333-11115
10.25	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22	3/17/2005	000-49839
10.26+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.1	8/8/2006	000-49839
10.27+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.2	8/8/2006	000-49839
10.28	Stock Purchase Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	8-K	10.1	2/6/2009	000-49839
10.29+	License Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	10-K for 12.31.2008	10.28	3/4/2009	000-49839
	University of Cagliari
10.30+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16	12/15/2003	333-111157

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.31+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17	12/15/2003	333-111157
10.32+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157
10.33+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10.18.1	7/6/2004	333-111157
10.34	Collaborative Activities	S-1	10.18.2	7/6/2004	333-111157
10.35+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita degli Studi di Cagliari	10-Q for 9/30/2005	10.1	11/08/2005	000-49839
10.36+	Amendment Agreement, dated February 4, 2009, by and among the Registrant, Idenix SARL, SmithKline Beecham Corporate, Universita degli Studi di Cagliari and Paolo LaColla	10-K for 12/31/2008	10.35	3/4/2009	000-49839
	Miscellaneous
10.37	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31	6/1/2004	333-111157
10.38+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.21	12/15/2003	333-111157
10.39	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.20	12/15/2003	333-111157

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.40+	License Agreement, dated as of June 20, 1998, by and among the Registrant, TherapX Pharmaceuticals, L.L.C. and Raymond Schinazi	S-1	10.15	12/15/2003	333-111157
10.41	Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157
10.42+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157
10.43	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157
10.44	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	6/1/2004	333-111157
10.45	Settlement Agreement, effective June 1, 2008, by and among the Registrant, Jean-Pierre Sommadossi, the University of Montpellier II, Le Centre National de la Recherche Scientifique, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, the University of Alabama Research Foundation and Emory University	8-K	10.1	8/5/2008	000-49839
10.46	Master Service Agreement, dated April 1, 2008, by and between the Registrant and Parexel International LLC	10-Q for 6/30/2008	10.1	8/7/2008	000-49839
10.47+	Agreement, dated December 3, 2008, by and between the Registrant and Paolo LaColla	10-K for 12/31/2008	10.46	3/4/2009	000-49839

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.48+	Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant	10-Q for 9/30/2009	10.2+	10/29/2009	000-49839
10.49	Master Agreement for Clinical Research Services, dated January 30, 2009, by and between Registrant and ACLIRES International, Ltd.	*
	Material contracts — management contracts and compensatory plans
10.50#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.2	6/13/2005	000-49839
10.51#	Form of Non-Statutory	8-K	10.3	6/13/2005	000-49839
10.52#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839
10.53#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839
10.54#	2005 Stock Incentive Plan, as amended	10-K for 12/31/2009	10.51	3/4/2009	000-49839
10.55#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157
10.56#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	6/1/2004	333-111157
10.57#	Employment Agreement, dated as of May 6, 2003, by and between the Registrant and Jean-Pierre Sommadossi	S-1	10.5	12/15/2003	333-111157
10.58#	Amendment No. 1 to Employment Agreement, dated December 23, 2008, between the Registrant and Jean-Pierre Sommadossi	10-K for 12/31/2009	10.55	3/4/2009	000-49839
10.59#	Employment Letter, dated August 18, 2006, by and between the Registrant and John Weidenbruch	8-K	10.1	9/8/2006	000-49839
10.60#	Employment Letter, dated January 7, 2007, by and between the Registrant and Douglas L. Mayers, M.D.	10-Q for 3/31/2007	10.1	5/8/2007	000-49839

Exhibit Number	Description	Incorporated by Reference to
		Form	Exhibit No.	Filing Date	SEC File Number
10.61#	Employment Letter, dated June 13, 2007, by and between the Registrant and Ronald C. Renaud, Jr.	8-K	10.1	6/19/2007	000-49839
10.62#	Employment Letter, dated May 14, 2008, by and between the Registrant and David N. Standring, Ph.D	8-K	10.1	5/15/2008	000-49839
Additional Exhibits
21.1	Subsidiaries of the Company	*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	File herewith
#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission