Form 10-Q
period 2010-03-31
IDENIX PHARMACEUTICALS INC
filed 2010-05-06
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2010

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

     As of May 4, 2010, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 72,857,018 shares.

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$32,344	$46,519
Restricted cash	411	411
Receivables from related party	981	1,049
Other receivables	1,413	1,505
Prepaid expenses and other current assets	1,909	2,096
Total current assets	37,058	51,580
Intangible asset, net	10,756	11,069
Property and equipment, net	9,000	10,091
Restricted cash	750	750
Marketable securities	1,418	1,584
Other assets	2,041	1,576
Total assets	$61,023	$76,650

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,141	$1,941
Accrued expenses	9,378	8,779
Deferred revenue	1,025	1,025
Deferred revenue, related party	6,165	6,155
Other current liabilities	598	444
Total current liabilities	20,307	18,344
Long-term obligations	13,080	13,590
Deferred revenue, net of current portion	19,137	19,393
Deferred revenue, related party, net of current portion	29,172	30,776
Total liabilities	81,696	82,103
Commitments and contingencies (Note 11)
Stockholders' deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2010 and December 31, 2009; 66,373,742 and 66,365,976 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	66	66
Additional paid-in capital	556,843	555,692
Accumulated other comprehensive income	811	970
Accumulated deficit	(578,393)	(562,181)
Total stockholders' deficit	(20,673)	(5,453)
Total liabilities and stockholders' deficit	$61,023	$76,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues:
Collaboration revenue - related party	$2,416	$3,916
Other revenue	267	95
Total revenues	2,683	4,011
Operating expenses:
Cost of revenues	558	461
Research and development	11,762	10,849
General and administrative	4,777	6,016
Restructuring charges	2,238	-
Total operating expenses	19,335	17,326
Loss from operations	(16,652)	(13,315)
Other income, net	441	388
Loss before income taxes	(16,211)	(12,927)
Income tax benefit (expense)	(1)	1
Net loss	$(16,212)	$(12,926)

Basic and diluted net loss per common share	$(0.24)	$(0.23)
Shares used in computing basic and diluted net loss per common share	66,370	56,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(16,212)	$(12,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,283	1,231
Share-based compensation expense	981	1,256
Revenue adjustment for contingently issuable shares	104	(1,563)
Other	(22)	49
Changes in operating assets and liabilities:
Receivables from related party	68	80
Other receivables	(15)	2,787
Prepaid expenses and other current assets	146	(566)
Other assets	(531)	(1,115)
Accounts payable	1,202	(1,657)
Accrued expenses and other current liabilities	970	(1,222)
Deferred revenue	(256)	16,915
Deferred revenue, related party	(1,539)	(1,539)
Other liabilities	(487)	(364)
Net cash provided by (used in) operating activities	(14,308)	1,366
Cash flows from investing activities:
Purchases of property and equipment	(87)	(69)
Sales and maturities of marketable securities	200	2,595
Net cash provided by investing activities	113	2,526
Cash flows from financing activities:
Proceeds from exercise of common stock options	6	88
Proceeds from issuance of common stock to related party	5	13
Proceeds from issuance of common stock	-	17,000
Net cash provided by financing activities	11	17,101
Effect of changes in exchange rates on cash and cash equivalents	9	65
Net increase (decrease) in cash and cash equivalents	(14,175)	21,058
Cash and cash equivalents at beginning of period	46,519	41,509
Cash and cash equivalents at end of period	$32,344	$62,567
Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$160	$(2,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries, which we reference as “Idenix”, “we”, “us” or “our”. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2010. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2010.

On April 29, 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.2 million in net proceeds upon closing of the transaction on May 4, 2010.

On April 23, 2010, ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively as GSK, notified us that an operational preclinical milestone triggering a $6.5 million payment from GSK related to the development of IDX899 was achieved. We expect to receive the milestone payment in May 2010.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at March 31, 2010 had an accumulated deficit of $578.4 million. In September 2008, we filed a shelf registration statement with the SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis Pharma AG, or Novartis, so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis' interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and on April 29, 2010, we issued approximately 7.3 million and approximately 6.5 million shares of our common stock pursuant to underwritten offerings and received $21.2 million and $26.2 million in net proceeds, respectively. Novartis opted not to participate in either of these offerings and its ownership was diluted from 53% prior to the August 2009 offering to approximately 43% at May 4, 2010. We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo®, the expected payment from GSK for the achievement of a milestone in April 2010 and the net proceeds from our common stock offering on April 29, 2010 will be sufficient to satisfy our cash needs into the second half of 2011.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. If we do not receive licensing or additional milestone payments, or additional funding through a public or private financing, we have the ability and intent to manage expenditures to preserve our cash resources and fund operations into the second half of 2011. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.

Certain financial statement items have been reclassified to conform to the current period presentation, in particular, the benefits recognized related to the refundable research and development credits of our French subsidiary of $0.4 million for the three months ended March 31, 2009 have been reclassified from income tax benefit to other income, net to correct the classification in our condensed consolidated statement of operations. There was no material impact to any of the periods presented.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations. This standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. We are evaluating the impact of this standard on our financial position and results of operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Our revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payments to us for non-refundable license fees, milestones, collaborative research and development funding and royalties received from our collaboration partners.

Collaboration Revenue - Related Party

We entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the “development and commercialization agreement”. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalties. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development of a drug candidate through commercialization of any drug candidate licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization is inconsequential.

We recognize non-refundable payments over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. This policy is described more fully in Note 4.

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

Other Revenue

In February 2009, we entered into a license agreement with GSK, which we refer to as the “GSK license agreement”. Under the GSK license agreement, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitors, or NNRTI, compounds, including IDX899 (GSK2248761), for the treatment of human diseases, including human immunodeficiency virus type 1, or HIV, and Acquired Immune Deficiency Syndrome, or AIDS. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be 17 years. We recognized $0.3 million and $0.1 million of license fee revenue for the three months ended March 31, 2010 and 2009, respectively.

Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our marketable securities with remaining final maturities of twelve months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than twelve months as non-current marketable securities to the extent we do not expect to be required to liquidate them before maturity. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ deficit. Realized gains and losses are determined using the specific identification method and are included in other income, net in our condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We evaluate whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding our investments. In the event that the cost basis of a security significantly exceeds its fair value, we evaluate, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, our intent to sell the investment and if it is more likely than not that we would be required to sell the investment before its anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded in the condensed consolidated statement of operations and a new cost basis in the security is established.

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Share-Based Compensation

We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our condensed consolidated financial statements.

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

For uncertain tax positions that meet “a more likely than not” threshold, we recognize the benefit of uncertain tax positions in our condensed consolidated financial statements.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except
	per Share Data)
Basic and diluted net loss per common share:
Net loss	$(16,212)	$(12,926)
Basic and diluted weighted average number of common shares outstanding	66,370	56,940
Basic and diluted net loss per common share	$(0.24)	$(0.23)

The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Options	6,802	6,588
Contingently issuable shares to related party	420	621
	7,222	7,209

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

3. COMPREHENSIVE LOSS

For the three months ended March 31, 2010 and 2009, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Net loss	$(16,212)	$(12,926)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(159)	(418)
Unrealized gain on marketable securities	-	1
Total comprehensive loss	$(16,371)	$(13,343)

4. NOVARTIS RELATIONSHIP

Overview

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. As of May 4, 2010, Novartis owned approximately 43% of our outstanding common stock.

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock. If Novartis exercises this option, financial terms will be based upon certain contractual obligations and future negotiations. Novartis may exercise this option generally after early demonstration of activity and safety in a proof-of-concept clinical trial. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we have granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chooses to license from us. The commercialization rights under the development and commercialization agreement also include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to market and sell Tyzeka®/Sebivo® (telbivudine), valtorcitabine and valopicitabine.

Novartis licensed valopicitabine and valtorcitabine from us under the development and commercialization agreement, however, in 2007, we ceased development of these drug candidates due to overall risk/benefit profiles observed in clinical testing.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement. In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®). During 2007 and 2008, Novartis was also responsible for certain costs associated with the transition of third-party contracts and arrangements relating to telbivudine and certain intellectual property prosecution and enforcement activities. We do not expect to receive any additional regulatory milestones for telbivudine or valtorcitabine. In October 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.0 million and $0.8 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended March 31, 2010 and 2009, respectively. The majority of the $1.0 million of receivables from related party balance at each of March 31, 2010 and December 31, 2009 consisted of royalty payments associated with product sales of Tyzeka®/Sebivo® from Novartis.

In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of hepatitis C virus, or HCV. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We plan to seek a partner that will assist in the further development and commercialization of this drug candidate.

To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred revenue. The $117.2 million received from Novartis consisted of a $25.0 million license fee for valopicitabine, a $75.0 million license fee for telbivudine (Tyzeka®/Sebivo®) and valtorcitabine, offset by $0.1 million in interest costs, a $5.0 million reimbursement for reacquiring product rights from Sumitomo Pharmaceutical Corporation to develop and commercialize Sebivo® in certain markets in Asia, $2.3 million in reimbursement costs associated with the development of valopicitabine prior to Novartis licensing valopcitabine and a $10.0 million milestone payment for the regulatory approval for the regulatory approval of Sebivo® in the European Union. These payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed product and drug candidates and is currently estimated to be approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of May 4, 2010, Novartis owned approximately 43% of our outstanding common stock.

Stockholders’ Agreement

In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the “stockholders’ agreement”. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock. The stockholders’ agreement provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and that we will use our reasonable best efforts to nominate for election as a director at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our Board of Directors. The election was not required by or subject to the stockholders' agreement and the re-election of the third representative is subject to annual review by our Board of Directors. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.

Novartis’ Stock Purchase Rights

Under our stock purchase agreement with Novartis, which we refer to as the “stock purchase agreement”, Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of our voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357.0 million to holders of our stock who sold shares to Novartis on May 8, 2003.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In September 2008, we filed a shelf registration statement with the SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis' interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and on April 29, 2010, we issued approximately 7.3 million and approximately 6.5 million shares of our common stock pursuant to underwritten offerings and received $21.2 million and $26.2 million in net proceeds, respectively. Novartis opted not to participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% at May 4, 2010.

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

As of March 31, 2010, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $15.6 million, which has been recorded as additional paid-in capital. Of this amount, $4.4 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.2 million as a reduction of license fee revenue. For the quarter ended March 31, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $0.2 million, reduced deferred revenue by $0.1 million and reduced license fee revenue by $0.1 million.

Master Manufacturing and Supply Agreements

In May 2003, we entered into a master manufacturing and supply agreement with Novartis, which we refer to as the “manufacturing and supply agreement”, under which Novartis may manufacture or have manufactured the clinical supply of the active pharmaceutical ingredient, or API, for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the manufacturing and supply agreement. We have the ability to appoint Novartis or a third-party to manufacture the commercial supply of the API based on a competitive bid process in which Novartis has the right to match the best third-party bid. Pursuant to such competitive bid process, a joint manufacturing committee of Novartis and Idenix selected Novartis as the primary manufacturer of telbivudine. Novartis will perform the finishing and packaging of the API for telbivudine into the final form for sale.

 Product Sales Arrangements

In connection with the drug candidates that Novartis licenses from us, with the exception of Tyzeka®/Sebivo®, we have retained the right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead commercial party and record revenue from product sales and share equally the net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead commercial party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. The amount of the net benefit that would be shared with us would start at 15% for the first 12-month period following the date of launch, increasing to 30% for the second 12-month period following the date of launch and 50% thereafter. In other countries, we would effectively sell products to Novartis for their further sale to third-parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

5. GLAXOSMITHKLINE COLLABORATION

In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the “GSK stock purchase agreement”. Under the GSK stock purchase agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million. These agreements became effective in March 2009.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In March 2009, we received $34.0 million from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. Pursuant to the GSK license agreement, we could also potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development

6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. The fair values of available-for-sale investments by type of security, contractual maturity and classification in our condensed consolidated balance sheets were as follows:

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$26,011	$-	$-	$26,011
Auction rate security	1,418	-	-	1,418
	$27,429	$-	$-	$27,429

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$40,806	$-	$-	$40,806
Auction rate security	1,584	-	-	1,584
	$42,390	$-	$-	$42,390

	March 31,	December 31,
	2010	2009
	(In Thousands)
Contractual maturity:
Maturing in one year or less	$26,011	$40,806
Maturing after ten years	1,418	1,584
	$27,429	$42,390

	March 31,	December 31,
	2010	2009
	(In Thousands)
Classification in balance sheets:
Cash equivalents	$26,011	$40,806
Marketable securities, non-current	1,418	1,584
	$27,429	$42,390

The cash equivalent amounts of $26.0 million and $40.8 million at March 31, 2010 and December 31, 2009, respectively, were included as part of cash and cash equivalents in our condensed consolidated balance sheets.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table represents our assets measured at fair value on a recurring basis:

	March 31, 2010
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$26,011	$-	$26,011
Auction rate security	-	1,418	1,418
	$26,011	$1,418	$27,429

The following table represents our assets measured at fair value on a recurring basis:

	December 31, 2009
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$40,806	$-	$40,806
Auction rate security	-	1,584	1,584
	$40,806	$1,584	$42,390

The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended
March 31, 2010
(In Thousands)
Beginning balance	$1,584
Purchases, sales and settlements	(166)
Total unrealized losses recognized in earnings	-
Ending balance	$1,418

At March 31, 2010 and December 31, 2009, we held one investment in an auction rate security, which does not actively trade. This security was classified as Level 3 and represented 5.2% of total assets that were measured on a recurring basis as of March 31, 2010. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.87% per annum coupon rate, a 0.532% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of March 31, 2010. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at March 31, 2010. Due to our intent to sell the investment and the calculated fair value being less than the cost basis, we deemed the decline of the security’s estimated valuation to be other-than-temporary and recorded an impairment charge of $0.1 million in the year ended December 31, 2009. During the quarter ended March 31, 2010, we sold a portion of this security at par value for proceeds of $0.2 million. The fair value of the remaining portion of this security that we held at March 31, 2010 was estimated to be $1.4 million.

Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less potential exposure to market volatility and liquidity pressures. As of March 31, 2010, the majority of our investments were in government agency and treasury money market instruments.

7. INTANGIBLE ASSET, NET

Our intangible asset relates to a settlement agreement entered into by and among us along with our chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 11. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the greater of straight-line or expected economic consumption. Amortization expense pertaining to the asset was $0.3 million for each of the three months ended March 31, 2010 and 2009 which was recorded as cost of revenues. As of March 31, 2010, accumulated amortization was $4.2 million. Amortization expense for this asset is anticipated to be $1.2 million per year through March 31, 2015 and $4.8 million through the remaining term of the expected economic benefit of the asset.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009
	(In Thousands)

Research and development contract costs	$2,347	$1,342
Payroll and benefits	2,026	3,930
Professional fees	889	647
Short-term portion of accrued settlement payment	781	710
Restructuring costs	2,056	178
Other	1,279	1,972
	$9,378	$8,779

9. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Research and development	$320	$439
General and administrative	661	817
Total share-based compensation expense	$981	$1,256

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended March 31,
	2010	2009

Weighted average fair value of options	$1.68	$3.23
Risk-free interest rate	2.39%	1.88%
Expected dividend yield	-	-
Expected option term (in years)	5.14	5.14
Expected volatility	69.2%	70.1%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2009	5,559,727	$7.72
Granted	1,353,858	$3.33
Cancelled	(105,890)	$5.82
Exercised	(5,894)	$1.03
Options outstanding at March 31, 2010	6,801,801	$6.88
Options exercisable at March 31, 2010	3,795,166	$8.83

We had an aggregate of $7.3 million of share-based compensation expense as of March 31, 2010 remaining to be amortized over a weighted average expected term of 2.82 years.

10. RESTRUCTURING CHARGE

During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. The majority of the workforce reduction will occur in the quarter ending June 30, 2010 and is expected to continue through August 31, 2010. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Approximately $0.3 million of these charges were paid in the first quarter of 2010. At March 31, 2010, approximately $2.1 million remains accrued which includes $1.9 million related to the Montpellier restructuring and $0.2 million related to the closing of our facilities in Cagliari, Italy in 2009.

11. LEGAL COMMITMENTS AND CONTINGENCIES

Hepatitis C Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement in May 2004 with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million.

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

Hepatitis B Product

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of hepatitis B virus, or HBV.

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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multi-project development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from both Novartis and Clariant, the joint Idenix and Novartis manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the agreement effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and as a result are due an unspecified amount. We do not agree with Clariant’s assertion and therefore have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

Other Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. The parties are discussing possible remedial action, and we have initiated some remedial steps and are considering others to resolve this dispute. However, if the parties are unable to resolve this matter through negotiations and remedial action, and if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activities at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development and commercialization agreement and the stock purchase agreement. Under the development and commercialization agreement and the stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, we would be in breach of one or both of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under the development and commercialization agreement and stock purchase agreement, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “intend”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Critical Accounting Policies and Estimates”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated or expected.  The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Overview

Idenix Pharmaceuticals, Inc., which we reference as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors, protease inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral drug candidates that should eliminate the need for interferon and/or ribavirin as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.

           In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type 1, or HIV, and Acquired Immune Deficiency Syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed, through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, to GlaxoSmithKline, or GSK, in February 2009.

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

Non-Nucleoside Polymerase Inhibitor (IDX375)
In September 2009, we submitted a Clinical Trial Application, or CTA, for a choline salt form of IDX375. In November 2009, we initiated a single ascending dose phase I clinical study in healthy volunteers, in which IDX375 exhibited favorable safety and pharmacokinetics properties. In the first quarter of 2010, we continued the phase I clinical trial evaluating higher single and multiple doses of the free acid form of IDX375 in healthy volunteers. We expect that these studies in healthy volunteers will be followed by a three-day proof-of-concept study in treatment-naïve genotype 1 infected patients in the second half of 2010.The active pharmaceutical ingredient as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing diverse formulation options.

Protease Inhibitor (IDX320)
We selected IDX320 as our lead clinical candidate from our protease inhibitor discovery program. We submitted a CTA in December 2009 and initiated a phase I healthy volunteer clinical study in January 2010. In the first quarter of 2010, we completed this double-blind, placebo-controlled phase I clinical trial evaluating single and multiple ascending doses of IDX320 in healthy volunteers. We expect to begin a three-day proof-of-concept study in treatment-naïve HCV genotype 1 infected patients in the second quarter.

	NS5A Inhibitor	In 2009, we initiated an NS5A discovery program. We plan to submit an investigational new drug application, or IND, or CTA in 2011, assuming positive results from IND-enabling preclinical studies.

HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)
Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (IDX899 or GSK2248761)
In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize IDX899. IDX899 has progressed through long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers. GSK anticipates a broad phase IIb clinical development program to begin in 2010.

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

Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the “development and commercialization agreement”. If Novartis licenses any of our drug candidates, Novartis is obligated to fund  a portion of development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We plan to seek a partner who will assist in the further development and commercialization of this drug candidate. Novartis continues to have the right to license other drug candidates from our pipeline, including IDX375 and IDX320, after a proof-of-concept clinical trial has been completed.

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

We have incurred significant losses since our inception in May 1998 and at March 31, 2010, we had an accumulated deficit of $578.4 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents and marketable securities together with expected royalty payments associated with product sales of Tyzeka®/Sebivo®, the expected payment from GSK for the achievement of a milestone in April 2010 and the net proceeds from our common stock offering on April 29, 2010 will be sufficient to satisfy our cash needs into the second half of 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$1,435	$3,102
Royalty revenue	981	780
Reimbursement of research and development costs	-	34
	2,416	3,916
Other revenue:
License fee revenue	256	85
Government grants	11	10
Total revenues	$2,683	$4,011

Collaboration revenue - related party consists of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue - related party is comprised of the following:

•
license and other fees received from Novartis for the license of HBV and HCV drug candidates, net of changes for Novartis stock subscription rights, which is being recognized over the development period of our licensed drug candidates;

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and

•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis.

Collaboration revenue - related party was $2.4 million in the three months ended March 31, 2010 as compared to $3.9 million in the same period in 2009. The $1.5 million decrease was primarily due to a $1.7 million decrease in license fee revenue recognized related to the impact of Novartis’ stock subscription rights, as well as an increase in royalty revenue of $0.2 million in the first quarter of 2010 as compared to the same period in 2009.

In the three months ended March 31, 2010 and 2009, we also recognized $0.3 million and $0.1 million, respectively, of license fee revenue under the GSK license agreement, which was classified as other revenue in the condensed consolidated statements of operations. The increase of $0.2 million was a result of three months of revenue recognized in the three months ended March 31, 2010 as compared to one month of revenue recognized in the same period in 2009.

Cost of Revenues

Cost of revenues was $ 0.6 million in the three months ended March 3 1 , 20 10 which was substantially unchanged as compared to the same period in 2009.

Research and Development Expenses

Research and development expenses were $11.8 million in the three months ended March 31, 2010 as compared to $10.8 million in the same period in 2009. The increase of $1.0 million was primarily due to $2.2 million in higher expenses associated with our HCV programs offset by $0.9 million in lower salaries and personnel related costs, mainly related to reduced headcount.

We expect our research and development expenses for 2010 to be consistent with the amount incurred in 2009. We expect to incur additional expenses related to the ongoing clinical trials for our HCV drug candidates offset by ongoing cost reduction initiatives.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $ 4.8 million in the three months ended March 3 1, 20 10 as compared to $ 6.0   million in the same period in 200 9. The decrease of $ 1.2 million was primarily due to lower salaries  and personnel related costs and consulting fees.

We expect general and administrative expenses for 2010 to be lower as compared to the amount incurred in 2009 due to reduced personnel related costs and ongoing cost reduction initiatives.

Restructuring Charges

During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. The majority of the workforce reduction will occur in the quarter ending June 30, 2010 and is expected to continue through August 31, 2010. We expect to incur between $2.0 million and $3.0 million in charges, primarily associated with one-time employee severance benefits and the write-off of certain assets as a result of the Montpellier restructuring, together with an earlier reduction of our United States workforce by 13 positions in January 2010. We expect the restructurings to result in annualized savings of approximately $3.0 million to $4.0 million. Restructuring charges of approximately $2.2 million for employee severance costs were recorded in the first quarter of 2010 of which approximately $0.3 million was paid in the first quarter of 2010. At March 31, 2010, approximately $2.1 million remains accrued which includes $1.9 million related to the Montpellier restructuring and $0.2 million related to the closing of our facilities in Cagliari, Italy in 2009.

Other Income, Net

Other income, net was $0.4 million in the three months ended March 31, 2010 which was substantially unchanged as compared to the same period in 2009.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license and stock purchase payments from GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Corporation, or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005,August 2009 and April 2010;

•	net proceeds from private placements of our common stock concurrent with our 2004 and 2005 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

In September 2008, we filed a shelf registration statement with the SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis' interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and on April 29, 2010, we issued approximately 7.3 million and approximately 6.5 million shares of our common stock pursuant to underwritten offerings and received $21.2 million and $26.2 million in net proceeds, respectively. Novartis opted not to participate in either of these offerings and its ownership was diluted from 53% prior to the August 2009 offering to approximately 43% at May 4, 2010.

On April 23, 2010, GSK notified us that an operational preclinical milestone triggering a $6.5 million payment from GSK related to the development of IDX899 was achieved.  We expect to receive the milestone payment in May 2010.

We believe that our current cash and cash equivalents and marketable securities together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo®, the expected payment from GSK and the net proceeds from the issuance of approximately 6.5 million shares of our common stock on April 29, 2010 will be sufficient to satisfy our cash needs into the second half of 2011.

We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. If we do not receive licensing or additional milestone payments, or additional funding through a public or private financing, we have the ability and intent to manage expenditures to preserve our cash resources and fund operations into the second half of 2011. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.

We had total cash, cash equivalents and marketable securities of $33.8 million and $48.1 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we had $32.3 million, or 96% of our total cash balance, in cash and cash equivalents and $1.4 million in non-current marketable securities. As of December 31, 2009, we had $46.5 million in cash and cash equivalents and $1.6 million in non-current marketable securities.

As of March 31, 2010, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. However, due to the distress in the financial markets over the past two years certain investments have diminished liquidity and declined in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our auction rate security may decline further and may prevent us from liquidating our holding. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of March 31, 2010, the majority of our investments were in government agency and treasury money market instruments.

Net cash used in operating activities was $14.3 million in the three months ended March 31, 2010 and net cash provided by operating activities was $1.4 million in the same period in 2009. The $15.7 million net change in operating cash activities was primarily due to the $17.0 million received from GSK in the first quarter of 2009 pursuant to the GSK license agreement offset by $1.3 million of higher operating cash needs incurred in the three months ended March 31, 2010 as compared to the same period in 2009.

Net cash provided by investing activities was $0.1 million and $2.5 million in the three months ended March 31, 2010 and 2009, respectively. The $2.4 million decrease was primarily due to $2.4 million of lower net proceeds from sales and maturities of our marketable securities.

Net cash provided by financing activities was less than $0.1 million and $17.1 million in the three months ended March 31, 2010 and 2009, respectively. The decrease is due primarily to our receipt during the quarter ended March 31, 2009 of $17.0 million in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement entered into with GSK in February 2009.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of March 31, 2010:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$11,367	$3,362	$4,200	$2,341	$1,464
Settlement payments and other agreements	1,924	1,633	291	-	-
Long-term obligations	9,204	-	-	2,000	7,204
Total contractual obligations	$22,495	$4,995	$4,491	$4,341	$8,668

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.

As of March 31, 2010, we had $2.9 million of long-term liabilities recorded and certain potential payment obligations relating to our HBV and HCV product and drug candidates. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

Pursuant to the license agreement between us and the University of Alabama at Birmingham, or UAB, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and Le Centre National de la Recherche Scientifique, or CNRS, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire on August 10, 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

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

We have potential payment obligations under the GSK license transaction with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the $34.0 million payment we received from GSK in 2009 under the GSK license transaction. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, GSK or another collaborator.

In March 2003, we entered into a final settlement agreement with Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This settlement agreement provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily government agency and treasury money market instruments. As of March 31, 2010, we held one investment in an auction rate security that was estimated to be valued at $1.4 million. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our security may decline and we may not be able to liquidate our holding.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 11 of this quarterly report for discussions of our legal proceedings.

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

We have incurred significant losses since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty revenue associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date. Due to our limited Tyzeka®/Sebivo® sales history, there is risk in determining the potential future revenue associated with potential sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash, cash equivalents and marketable securities balance was approximately $33.8 million at March 31, 2010. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo®, the expected payment from GSK for the achievement of a milestone in April 2010 and the net proceeds from our common stock offering on April 29, 2010 will be sufficient to satisfy our cash needs into the second half of 2011. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•
the terms of a development and commercialization agreement, if any, that we enter into with respect to our compound IDX184 for the treatment of HCV. We currently plan to seek a partner who will assist in the further development and commercialization of this compound.

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

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the U.S. Food and Drug Administration, or FDA, and/or the European Medicines Agency, or EMEA, for our drug candidates as we continue development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of May 4, 2010, Novartis owned approximately 43% of our outstanding common stock.

If we raise additional capital through the sale of our common stock, existing stockholders, other than Novartis, which has the right to maintain a certain level of ownership, will experience dilution of their current level of ownership of our common stock and the terms of the financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

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

As of March 31, 2010, our cash, cash equivalents and marketable securities were invested in government agency and treasury money market instruments and an auction rate security. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused certain investments to diminish liquidity and decline in value. Due to failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of the auction rate security may further decline and may prevent us from liquidating our holding. As of March 31, 2010, the fair value of our auction rate security was estimated to be $1.4 million. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

One of these estimates is our estimate of the development period over which we amortize non-refundable payments from Novartis, which we review on a quarterly basis. As of March 31, 2010, we estimated that the performance period during which the development of our licensed product and drug candidates will be completed is approximately twelve and a half years following the effective date of the development and commercialization agreement that we entered into with Novartis, or December 2015. If the estimated development period changes, we will adjust periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.

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

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

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

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. There is uncertainty of the potential outcome and impact of this matter at this time. The parties are discussing possible remedial action, and we have initiated some remedial steps and are considering others to resolve this dispute.  However, if the parties are unable to resolve this matter through negotiations  and remedial action, and if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful, we may be required to cease certain activities at the building. In such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our drug candidates are in development. Our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our drug candidates, we will not be successful.

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products we may successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of HBV in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with HBV. Effective October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. If GSK is unable to successfully develop IDX899 or any other compound licensed to it, we will not receive additional milestone or royalty payments from GSK.

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

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or GSK, in the case of an NNRTI, including IDX899, or other collaboration partner, must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, or cGMP, requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to GSK to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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

Growing availability of specialty pharmaceuticals may lead to increased focus of cost containment.

Specialty pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer, multiple sclerosis, HBV, HCV and HIV. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containments strategies targeted to this sector. While the impact on our payers’ efforts to control access and pricing of specialty pharmaceuticals has been limited to date, our portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.

Factors Related to Our Relationship with Novartis

Novartis has substantial control over us and could delay or prevent a change in corporate control.

As of May 4, 2010, Novartis owned approximately 43% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:

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

Pursuant to the amended and restated stockholders’ agreement, which we refer to as the “stockholders’ agreement”, dated July 27, 2004, among us, Novartis and certain of our stockholders, we are obligated to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our board of directors. This election was not required by or subject to the stockholders’ agreement.

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

Furthermore, under the terms of the stock purchase agreement, which we refer to as the “stock purchase agreement”, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

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

We have significant obligations to Novartis under the development and commercialization agreement. The obligations to which we are subject include the responsibility for developing and, in some countries, co-promoting or co-marketing the products licensed to Novartis in accordance with plans and budgets subject to Novartis’ approval. The covenants and agreements we made when entering into the development and commercialization agreement include covenants relating to payments of our required portion of development expenses under the development and commercialization agreement, compliance with certain third-party license agreements, the conduct of our clinical studies and activities relating to the commercialization of any products that we successfully develop. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Although such a license would be subject to payment of a royalty by Novartis to be negotiated in good faith, we and Novartis have stipulated that no such payments would permit the breaching party to receive more than 90% of the net benefit it was entitled to receive before the agreement was terminated. Accordingly, if we materially breach our obligations under the development and commercialization agreement, we may lose our rights to develop our drug candidates or commercialize our successfully developed products and may receive lower payments from Novartis than we had anticipated.

If we issue capital stock, in certain situations, Novartis will be able to purchase shares at par value to maintain its percentage ownership in Idenix and, if that occurs, this could cause dilution. In addition, Novartis has the right, under specified circumstances, to purchase a pro rata portion of other shares that we may issue.

Under the terms of the stockholders’ agreement, Novartis has the right to purchase at par value of $0.001 per share, such number of shares required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, that is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis opted not to purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and on April 29, 2010. Novartis’ ownership was subsequently diluted from approximately 53% to approximately 43% on May 4, 2010.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We currently plan to seek a partner who will assist in the further development and commercialization of our compound IDX184 for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations. Any failure by us or our third-party manufacturers to comply with cGMPs and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of May 4, 2010, we had 72,857,018 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,765,216 shares of common stock with a weighted average exercise price of $6.88 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We issued and sold the following shares of our common stock during the quarterly period ending March 31, 2010.

On February 26, 2010, we issued and sold 1,872 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.41, resulting in aggregate proceeds to us of $4,512.

The issuance and sale of common stock described above were issued in reliance upon exemptions from the registration provisions of the Securities Act of 1933, the Securities Act, set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

No underwriters were involved in the issuance and/or sale of the foregoing securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

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

Date: May 6, 2010	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ RONALD C. RENAUD, JR.
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