Form 10-Q
period 2010-06-30
IDENIX PHARMACEUTICALS INC
filed 2010-07-27
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 19, 2010, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 72,909,441 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$51,007	$46,519
Restricted cash	411	411
Receivables from related party	910	1,049
Other receivables	1,282	1,505
Prepaid expenses and other current assets	2,156	2,096

Total current assets	55,766	51,580
Intangible asset, net	10,438	11,069
Property and equipment, net	7,963	10,091
Restricted cash	750	750
Marketable securities	—	1,584
Other assets	2,255	1,576

Total assets	$77,172	$76,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,536	$1,941
Accrued expenses	10,331	8,779
Deferred revenue	1,417	1,025
Deferred revenue, related party	3,042	6,155
Other current liabilities	315	444

Total current liabilities	17,641	18,344
Long-term obligations	12,208	13,590
Deferred revenue, net of current portion	24,466	19,393
Deferred revenue, related party, net of current portion	30,170	30,776

Total liabilities	84,485	82,103
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2010 and December 31, 2009; 72,892,490 and 66,365,976 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	73	66
Additional paid-in capital	586,713	555,692
Accumulated other comprehensive income	551	970
Accumulated deficit	(594,650)	(562,181)

Total stockholders’ deficit	(7,313)	(5,453)

Total liabilities and stockholders’ deficit	$77,172	$76,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009

Revenues:
Collaboration revenue — related party	$527	$2,182
Other revenue	789	267

Total revenues	1,316	2,449
Operating expenses:
Cost of revenues	675	492
Research and development	12,149	11,400
General and administrative	5,091	5,357
Restructuring charges	—	1,506

Total operating expenses	17,915	18,755

Loss from operations	(16,599)	(16,306)
Other income, net	347	59

Loss before income taxes	(16,252)	(16,247)
Income tax expense	(4)	(67)

Net loss	$(16,256)	$(16,314)

Basic and diluted net loss per common share	$(0.23)	$(0.28)
Shares used in computing basic and diluted net loss per common share	70,446	59,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Revenues:
Collaboration revenue — related party	$2,943	$6,098
Other revenue	1,056	362

Total revenues	3,999	6,460
Operating expenses:
Cost of revenues	1,234	954
Research and development	23,911	22,250
General and administrative	9,868	11,373
Restructuring charges	2,238	1,506

Total operating expenses	37,251	36,083

Loss from operations	(33,252)	(29,623)
Other income, net	788	469

Loss before income taxes	(32,464)	(29,154)
Income tax expense	(5)	(87)

Net loss	$(32,469)	$(29,241)

Basic and diluted net loss per common share	$(0.47)	$(0.50)
Shares used in computing basic and diluted net loss per common share	68,419	58,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(32,469)	$(29,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,648	2,851
Share-based compensation expense	1,938	2,446
Revenue adjustment for contingently issuable shares	1,773	(1,362)
Other	122	269
Changes in operating assets and liabilities:
Receivables from related party	139	51
Other receivables	—	2,958
Prepaid expenses and other current assets	(147)	(77)
Other assets	(874)	(1,503)
Accounts payable	603	(1,221)
Accrued expenses and other current liabilities	1,982	263
Deferred revenue	5,465	16,658
Deferred revenue, related party	(2,825)	(3,077)
Other liabilities	(1,445)	(370)

Net cash used in operating activities	(23,090)	(11,355)

Cash flows from investing activities:
Purchases of property and equipment	(304)	(220)
Sales and maturities of marketable securities	1,476	2,748

Net cash provided by investing activities	1,172	2,528

Cash flows from financing activities:
Proceeds from exercise of common stock options	149	97
Proceeds from issuance of common stock to related party	8	20
Proceeds from issuance of common stock, net of offering costs	26,266	17,000

Net cash provided by financing activities	26,423	17,117
Effect of changes in exchange rates on cash and cash equivalents	(17)	329

Net increase in cash and cash equivalents	4,488	8,619
Cash and cash equivalents at beginning of period	46,519	41,509

Cash and cash equivalents at end of period	$51,007	$50,128

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$2,667	$(2,401)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BUSINESS OVERVIEW
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with chronic hepatitis C virus, or HCV. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at June 30, 2010 had an accumulated deficit of $594.7 million.
In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis Pharma AG, or Novartis, so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of July 19, 2010.
We believe that our current cash and cash equivalents together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs into the middle of 2011. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. If we do not receive licensing or additional milestone payments, or additional funding through a public or private financing, we have the ability and intent to manage expenditures to preserve our cash resources and fund operations for at least the next 12 months. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.
Basis of Presentation
The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2010. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2010.
Certain financial statement items have been reclassified to conform to the current period presentation, in particular, the benefits recognized related to the refundable research and development credits of our French subsidiary of $0.3 million and $0.8 million for the three and six months ended June 30, 2009, respectively, have been reclassified from income tax expense to other income, net to correct the classification in our condensed consolidated statements of operations. There was no material impact to any of the periods presented.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Non-Refundable License Fee Payments
Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the expected period as we complete our performance obligations. When our level of effort is relatively constant over the performance period or no other performance pattern is evident, the revenue is recognized on a straight-line basis. The determination of the performance period involves judgment on the part of management.
Where we have no continuing involvement or obligations under a collaborative arrangement, we record non-refundable license fee revenue when we have a contractual right to receive the payment, in accordance with the terms of the license agreement.
Milestone Payments
Revenues from milestones related to an arrangement under which we have continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue over the period of our performance obligations.
Where we have no continuing involvement or obligations under a collaborative arrangement, we record milestones when we receive appropriate notification of achievement of the milestones by the collaboration partner.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
We recognize non-refundable payments over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be through May 2021. This policy is described more fully in Note 5.
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
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
We had one security classified as Level 3 as of December 31, 2009, which was an auction rate security that did not actively trade. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the United States government. This auction rate security was sold as of June 30, 2010.
Share-Based Compensation
We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our condensed consolidated financial statements.
3. NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ subscription rights (Note 5) and restricted stock awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(16,256)	$(16,314)	$(32,469)	$(29,241)
Basic and diluted weighted average number of common shares outstanding	70,446	59,077	68,419	58,014
Basic and diluted net loss per common share	$(0.23)	$(0.28)	$(0.47)	$(0.50)
The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Options	6,817	6,511
Contingently issuable shares to related party	1,333	681

	8,150	7,192

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
4. COMPREHENSIVE LOSS
For the three and six months ended June 30, 2010 and 2009, respectively, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Net loss	$(16,256)	$(16,314)	$(32,469)	$(29,241)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(260)	553	(419)	135
Unrealized gain on marketable securities	—	30	—	31

Total comprehensive loss	$(16,516)	$(15,731)	$(32,888)	$(29,075)

5. NOVARTIS RELATIONSHIP
Overview
In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. As of July 19, 2010, Novartis owned approximately 43% of our outstanding common stock.
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
In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®). We do not expect to receive any additional regulatory milestone payments pertaining to telbivudine. In October 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $0.9 million and $0.8 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended June 30, 2010 and 2009, respectively. We recognized $1.9 million and $1.6 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the six months ended June 30, 2010 and 2009, respectively. The receivables from related party balances of the $0.9 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.
In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of HCV. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We are currently seeking a partner that will assist in the further development and commercialization of this drug candidate.
To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred revenue. We do not expect to receive any additional regulatory milestones for telbivudine or any other drug candidate previously licensed to Novartis. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. In the second quarter of 2010, we adjusted the period over which we amortize the deferred payments to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. When the estimated performance period changes, we adjust the periodic revenue that is being recognized and record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations are completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
Stockholders’ Agreement
In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the “stockholders’ agreement”. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock. The stockholders’ agreement provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and that we will use our reasonable best efforts to nominate for election as a director at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our Board of Directors. The election was not required by or subject to the stockholders’ agreement and the re-election of the third representative is subject to annual review by our Board of Directors. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
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
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of July 19, 2010.
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
Upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 equity incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any is payable by the option or award holder, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
As of June 30, 2010, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $18.1 million, which has been recorded as additional paid-in capital. Of this amount, $5.1 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.0 million as a reduction of license fee revenue. For the six months ended June 30, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.7 million, reduced deferred revenue by $0.9 million and reduced license fee revenue by $1.8 million.
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
6. GLAXOSMITHKLINE COLLABORATION
In February 2009, we entered into a license agreement with GlaxoSmithKline, which we refer to as the “GSK license agreement”. In October 2009, GlaxoSmithKline assigned the GSK license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively with GlaxoSmithKline as “GSK”. Pursuant to this agreement, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899 (GSK2248761), for the treatment of human diseases, including human immunodeficiency virus type 1, or HIV, and/or acquired immune deficiency syndrome, or AIDS. On May 20, 2010, the GSK license agreement was amended to adjust the dollar amount of individual milestones, however, the total potential milestone payments that we may receive were unchanged. Pursuant to the GSK license agreement, we could potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales over the life of the agreement. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.
We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the “GSK stock purchase agreement”. Under the GSK stock purchase agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million.
In March 2009, we received $34.0 million from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. The GSK license agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting. The $17.0 million license fee payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement, which is estimated to be through September 2025.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In May 2010, pursuant to the GSK license agreement, as amended, we received a $6.5 million milestone payment from GSK for the achievement of an operational preclinical milestone related to the development of IDX899. We have accounted for this milestone revenue under FASB guidance related to multiple element arrangements and determined the operational preclinical milestone is not considered substantive. The $6.5 million milestone payment was recorded as deferred revenue and is being recognized as revenue over the life of the agreement.
In the three months ended June 30, 2010 and 2009, we recognized $0.8 million and $0.3 million, respectively, of collaboration revenue related to the license fee and milestone payments received from GSK, which was classified as other revenue in our condensed consolidated statements of operations. We also recognized $1.0 million and $0.3 million of collaboration revenue related to these payments for the six months ended June 30, 2010 and 2009, respectively.
7. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. The fair values of available-for-sale investments by type of security, contractual maturity and classification in our condensed consolidated balance sheets were as follows:

	June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$35,711	$—	$—	$35,711

	$35,711	$—	$—	$35,711

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$40,806	$—	$—	$40,806
Auction rate security	1,584	—	—	1,584

	$42,390	$—	$—	$42,390

	June 30,	December 31,
	2010	2009
	(In Thousands)
Contractual maturity:
Maturing in one year or less	$35,711	$40,806
Maturing after ten years	—	1,584

	$35,711	$42,390

	June 30,	December 31,
	2010	2009
	(In Thousands)
Classification in balance sheets:
Cash equivalents	$35,711	$40,806
Marketable securities, non-current	—	1,584

	$35,711	$42,390

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The following table represents our assets measured at fair value on a recurring basis:

	June 30, 2010
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$35,711	$—	$35,711

	$35,711	$—	$35,711

The following table represents our assets measured at fair value on a recurring basis:

	December 31, 2009
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$40,806	$—	$40,806
Auction rate security	—	1,584	1,584

	$40,806	$1,584	$42,390

The following tables roll forward our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(In Thousands)

Beginning balance	$1,418	$1,584
Purchases, sales and settlements	(1,276)	(1,476)
Total realized net losses recognized in earnings	(142)	(108)

Ending balance	$—	$—

Three and Six Months Ended
June 30, 2009
(In Thousands)

Beginning balance	$1,710
Purchases, sales, and settlements	—
Total unrealized losses recognized in earnings	(126)

Ending balance	$1,584

At December 31, 2009, we held one investment in an auction rate security, which did not actively trade and therefore was classified as Level 3. At December 31, 2009, we determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at December 31, 2009. During the quarter ended March 31, 2010, we sold a portion of this security at par value for proceeds of $0.2 million and during the quarter ended June 30, 2010, we sold the remaining portion of the security for $1.3 million and recognized a realized loss of $0.1 million.

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Due to the distress in the financial markets over the past two years certain investments have diminished liquidity and declined in value. To mitigate this risk, beginning in 2008, we have shifted our investments to instruments that carry less potential exposure to market volatility and liquidity pressures. As of June 30, 2010, all of our investments were in government agency and treasury money market instruments.
8. INTANGIBLE ASSET, NET
Our intangible asset relates to a settlement agreement entered into by and among us along with our chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 12. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.
Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the greater of straight-line or expected economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.6 million for the three and six months ended June 30, 2010 and 2009, respectively, which was recorded as cost of revenues. As of June 30, 2010 and 2009, accumulated amortization was $4.6 million and $3.1 million, respectively. Amortization expense for this asset is anticipated to be $1.2 million through June 30, 2011, $1.3 million per year through June 30, 2015 and $4.0 million through the remaining term of the expected economic benefit of the asset.
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30,	December 31,
	2010	2009
	(In Thousands)

Research and development contract costs	$2,960	$1,342
Payroll and benefits	2,824	3,930
Professional fees	1,136	647
Short-term portion of accrued settlement payment	1,070	710
Restructuring costs	1,300	416
Other	1,041	1,734

	$10,331	$8,779

10. SHARE-BASED COMPENSATION
The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Research and development	$314	$408	$634	$847
General and administrative	643	783	1,304	1,599

Total share-based compensation expense	$957	$1,191	$1,938	$2,446

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average fair value of options	$2.33	$2.12	$1.74	$3.14
Risk-free interest rate	2.20%	2.52%	2.37%	1.93%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.14	5.10	5.14	5.14
Expected volatility	68.7%	71.5%	69.1%	70.2%
The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our stock.
The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2009	5,559,727	$7.72
Granted	1,497,108	$3.39
Cancelled	(177,053)	$6.64
Exercised	(62,619)	$2.38

Options outstanding at June 30, 2010	6,817,163	$6.85

Options exercisable at June 30, 2010	4,036,566	$8.61
We had an aggregate of $6.8 million of share-based compensation expense as of June 30, 2010 remaining to be amortized over a weighted average expected term of 2.68 years.
11. RESTRUCTURING CHARGE
During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $1.2 million of the severance costs were paid and the remaining balance of $1.0 million continued to be accrued as of June 30, 2010. We expect that the $1.0 million of severance payments will be fully paid by September 2010. At June 30, 2010, $1.3 million was accrued which included $1.0 million related to the Montpellier restructuring, $0.1 million related to contract termination costs for our facility in Montpellier, France and $0.2 million related to the closing of our facility in Cagliari, Italy in 2009.
12. LEGAL COMMITMENTS AND CONTINGENCIES
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

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
Other Legal Contingency
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Committee granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) if the parties are unable to resolve this matter through negotiations and remedial action; or c) if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.
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

DENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
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
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with chronic hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, non-nucleoside polymerase inhibitors, protease inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral drug candidates that should eliminate the need for interferon and/or ribavirin as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.
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

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and IDX899:

Indication	Product/Drug Candidates/Programs	Description

HCV	Nucleotide Polymerase Inhibitor (IDX184)	In July 2009, we successfully completed the proof-of-concept clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients. In October 2009, we initiated a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with pegylated interferon and ribavirin in treatment-naïve HCV genotype 1-infected patients, which was fully enrolled in July 2010. We have also initiated three-month toxicology studies to support longer duration clinical trials.

	Protease Inhibitor (IDX320)	In the first quarter of 2010, we completed a double-blind, placebo-controlled phase I clinical study evaluating single and multiple ascending doses of IDX320 in healthy volunteers. Based on the safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients in the second quarter of 2010.

	Combination Studies (IDX184 and IDX320)	In July 2010, we conducted a two-week phase I drug-drug interaction study of IDX320 and IDX184 in healthy volunteers. Assuming favorable results from this study and the IDX320 proof-of-concept clinical trial, we plan to discuss with regulatory agencies the initiation of a clinical trial evaluating IDX320 and IDX184 in HCV-infected patients in the second half of 2010.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In November 2009, we initiated a single ascending dose phase I clinical study in healthy volunteers with a choline salt form of IDX375, which exhibited favorable safety and pharmacokinetics properties. In the second quarter of 2010, we continued the phase I clinical study evaluating single and multiple doses of the free acid form of IDX375 in healthy volunteers. We expect that these studies in healthy volunteers will be followed by a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients in the second half of 2010. The active pharmaceutical ingredient as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing diverse formulation options.

	NS5A Inhibitor	We plan to submit an investigational new drug application, or IND, or a clinical trial application, or CTA, in 2011, assuming positive results from IND-enabling preclinical studies of a clinical candidate selected from our NS5A inhibitor discovery program.

HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (IDX899 or GSK2248761)	In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV-infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize IDX899. IDX899 has progressed through long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers. GSK anticipates a phase IIb clinical development program to begin in 2010.

All of our drug candidates are currently in preclinical or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the U.S. Food and Drug Administration, or FDA, and foreign regulatory review and approval processes. The time and cost to complete development of our drug candidates may vary significantly and depends upon a number of factors, including the requirements mandated by the FDA and other regulatory agencies, the success of our clinical trials, the availability of financial resources, and our collaborations, particularly with Novartis and its participation in the manufacturing and clinical development of our drug candidates.
Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the “development and commercialization agreement”. If Novartis licenses any of our drug candidates, Novartis is obligated to fund a portion of development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the further development and commercialization of this drug candidate. Novartis continues to have the right to license other drug candidates from our pipeline, including IDX375 and IDX320, after a proof-of-concept clinical trial has been completed.
In February 2009, we entered into a license agreement with GSK that was amended in May 2010, which we refer to as the “GSK license agreement”. Pursuant to the GSK license agreement, GSK is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Subject to certain conditions, GSK is also responsible for the prosecution of our patents licensed to GSK under the GSK license agreement. We do not expect to incur any additional development costs related to our NNRTI program, including IDX899.
We have incurred significant losses since our inception in May 1998 and at June 30, 2010, we had an accumulated deficit of $594.7 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents together with expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs into the middle of 2011.

Results of Operations
Comparison of Three Months Ended June 30, 2010 and 2009
Revenues
Revenues for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$(383)	$1,338
Royalty revenue	910	833
Reimbursement of research and development costs	—	11

	527	2,182

Other revenue:
Collabration revenue	779	256
Government grants	10	11

Total revenues	$1,316	$2,449

Collaboration revenue — related party consists of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party is comprised of the following:
•	license and other fees received from Novartis for the license of our HBV and HCV drug candidates, net of changes for Novartis stock subscription rights, which are being recognized over the development period of our licensed drug candidates;

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and

•	reimbursement by Novartis for expenses we incur in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis.
Collaboration revenue — related party was $0.5 million in the three months ended June 30, 2010 as compared to $2.2 million in the same period in 2009. The $1.7 million decrease was primarily due to lower license fee revenue recognized related to the impact of Novartis’ stock subscription rights.
In the three months ended June 30, 2010 and 2009, we also recognized $0.8 million and $0.3 million, respectively, of collaboration revenue related to the GSK license agreement. The increase of $0.5 million was due to the recognition of additional revenue related to the $6.5 million milestone payment received in May 2010.
Cost of Revenues
Cost of revenues was $0.7 million in the three months ended June 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Research and Development Expenses
Research and development expenses were $12.1 million in the three months ended June 30, 2010 as compared to $11.4 million in the same period in 2009. The increase of $0.7 million was primarily due to $1.4 million in higher expenses associated with our phase IIa clinical trial of IDX184. This amount was offset by $0.4 million in lower salaries, personnel related costs and consulting fees, mainly related to reduced headcount.
General and Administrative Expenses
General and administrative expenses were $5.1 million in the three months ended June 30, 2010 as compared to $5.4 million in the same period in 2009. The decrease of $0.3 million was primarily due to lower salaries and personnel related costs, mainly related to reduced headcount.
Other Income, Net
Other income, net was $0.3 million in the three months ended June 30, 2010 which was substantially unchanged as compared to the same period in 2009.

Comparison of Six Months Ended June 30, 2010 and 2009
Revenues
Revenues for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$1,052	$4,440
Royalty revenue	1,891	1,613
Reimbursement of research and development costs	—	45

	2,943	6,098

Other revenue:
Collabration revenue	1,035	342
Government grants	21	20

Total revenues	$3,999	$6,460

Collaboration revenue — related party was $2.9 million in the six months ended June 30, 2010 as compared to $6.1 million in the same period in 2009. The majority of the $3.2 million decrease was due to lower license fee revenue recognized of $3.4 million related to the impact of Novartis’ stock subscription rights offset by a $0.3 million increase in royalty revenue associated with product sales of Tyzeka®/Sebivo®.
In the six months ended June 30, 2010 and 2009, we also recognized $1.0 million and $0.3 million, respectively, of collaboration revenue under the GSK license agreement. The increase of $0.7 million was due to the recognition of additional revenue related to the $6.5 million milestone payment received in May 2010.
Cost of Revenues
Cost of revenues was $1.2 million in the six months ended June 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Research and Development Expenses
Research and development expenses were $23.9 million in the six months ended June 30, 2010 as compared to $22.3 million in the same period in 2009. The increase of $1.6 million was primarily due to $3.9 million in higher expenses associated with our HCV programs, specifically the phase IIa clinical trial of IDX184 and the phase I and proof-of-concept clinical studies of IDX320. These costs were offset by $1.3 million of lower salaries, personnel related costs and consulting fees, mainly due to reduced headcount. Also lab operating costs decreased $0.4 million as compared to 2009.
We expect our research and development expenses for 2010 to be higher than 2009 due to additional expenses related to the advancement of our HCV drug candidates in 2010, including a phase IIa clinical trial of IDX184. We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.
General and Administrative Expenses
General and administrative expenses were $9.9 million in the six months ended June 30, 2010 as compared to $11.4 million in the same period in 2009. The decrease of $1.5 million was primarily due to lower salaries, personnel related costs and consulting fees, mainly related to reduced headcount.
We expect general and administrative expenses for 2010 to be lower as compared to 2009 due to reduced personnel related costs and ongoing cost reduction initiatives.
Restructuring Charges
During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $1.2 million of the severance costs were paid and the remaining balance of $1.0 million continued to be accrued as of June 30, 2010. We expect that the $1.0 million of severance payments will be fully paid by September 2010. We expect the restructurings to result in annualized savings of approximately $3.0 million to $4.0 million.

Other Income, Net
Other income, net was $0.8 million in the six months ended June 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Liquidity and Capital Resources
Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Corporation, or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009 and April 2010;

•	net proceeds from private placements of our common stock concurrent with our 2004 and 2005 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of July 19, 2010.
We believe that our current cash and cash equivalents together with the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs into the middle of 2011. We may seek additional funding through a combination of public or private financing, collaborative relationships and other arrangements in the future. If we do not receive licensing or additional milestone payments, or additional funding through a public or private financing, we have the ability and intent to manage expenditures to preserve our cash resources and fund operations for at least the next 12 months. These actions would include reductions in the number of our employees and delaying or canceling planned expenditures in our research and development programs.
We had total cash, cash equivalents and marketable securities of $51.0 million and $48.1 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had $51.0 million in cash and cash equivalents. As of December 31, 2009, we had $46.5 million in cash and cash equivalents and $1.6 million in non-current marketable securities. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Due to the distress in the financial markets over the past two years certain investments have diminished liquidity and declined in value. To mitigate this risk, beginning in 2008, we have shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of June 30, 2010, all of our investments were in government agency and treasury money market instruments.
Net cash used in operating activities was $23.1 million and $11.4 million in the six months ended June 30, 2010 and 2009, respectively. The $11.7 million net change in operating cash activities was primarily due to the receipt of payments from GSK pursuant to the GSK license agreement. In 2009, we received a $17.0 million license fee payment from GSK as compared to a $6.5 million milestone payment received in 2010.

Net cash provided by investing activities was $1.2 million and $2.5 million in the six months ended June 30, 2010 and 2009, respectively. The $1.3 million decrease was primarily due to lower net proceeds from sales and maturities of our marketable securities.
Net cash provided by financing activities was $26.4 million and $17.1 million in the six months ended June 30, 2010 and 2009, respectively. In April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in proceeds. In March 2009, we received $17.0 million in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement entered into with GSK.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of June 30, 2010:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$10,594	$3,123	$4,980	$1,751	$740
Settlement payments and other agreements	1,689	1,463	226	—	—
Long-term obligations	8,832	—	—	1,610	7,222

Total contractual obligations	$21,115	$4,586	$5,206	$3,361	$7,962

Certain amounts included in the table above related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire on August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
As of June 30, 2010, we had $2.6 million of long-term liabilities recorded and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 of this quarterly report for discussions of our legal proceedings.
Item 1A. Risk Factors
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the period ended March 31, 2010 and in this Quarterly report on Form 10-Q before deciding to invest in our securities.
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
Our cash and cash equivalents balance was $51.0 million at June 30, 2010. We believe that in addition to this balance, the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to satisfy our cash needs into the middle of 2011. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether:
•	with respect to IDX899, GSK is able to continue clinical development of this drug candidate such that we receive certain clinical development milestone payments within the next 24 months;

•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties;

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•	the terms of a development and commercialization agreement, if any, that we enter into with respect to our compound IDX184 for the treatment of HCV. We are currently seeking a partner who will assist in the further development and commercialization of this compound.
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
We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA, and/or the European Medicines Agency, or EMEA, for our drug candidates as we continue development of each of these drug candidates. The time and cost to complete clinical development of these drug candidates may vary as a result of a number of factors.
We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of July 19, 2010, Novartis owned approximately 43% of our outstanding common stock.

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
As of June 30, 2010, our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused previously held investments to diminish liquidity and decline in value. To mitigate this risk, beginning in 2008, we have shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
One of these estimates is our estimate of the development period over which we amortize non-refundable payments from Novartis, which we review on a quarterly basis. In the second quarter of 2010, we adjusted the period over which we amortize the deferred payments to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. When the estimated development period changes, we adjust periodic revenue that is being recognized and record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations are completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Committee granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) if the parties are unable to resolve this matter through negotiations and remedial action; or c) if our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.
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
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our drug candidates would delay our ability to seek and potentially obtain regulatory approvals, increase expenses associated with clinical development and likely increase the volatility of the price of our common stock. Any of the following could suspend, terminate or delay the completion of our ongoing, or the initiation of our planned, clinical trials:
•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in obtaining, or the inability to obtain, required approvals from, or suspensions or termination by, institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling participants into clinical trials;

•	lower than anticipated retention of participants in clinical trials;

•	insufficient supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	serious or unexpected drug-related side effects experienced by participants in our clinical trials; or

•	negative results of clinical trials.

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
As of July 19, 2010, Novartis owned approximately 43% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
•	the election of our directors;
•	any amendment of our restated certificate of incorporation or amended and restated by-laws;
•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; or
•	the defeat of any non-negotiated takeover attempt that might otherwise benefit our other stockholders.
Novartis has the right to exercise control over certain corporate actions, strategic direction, our research and development focus and other material decisions that may not otherwise require stockholder approval as long as it holds at least 19.4% of our voting stock.
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

Under the stockholders’ agreement, voting stock means our outstanding securities entitled to vote in the election of directors, but does not include securities issued in connection with our acquisition of all of the capital stock, or all or substantially all of the assets of another entity, and shares of common stock issued upon exercise of stock options or stock awards pursuant to compensation and equity incentive plans. Notwithstanding the foregoing, voting stock includes up to approximately 1.4 million shares that were reserved as of May 8, 2003 for issuance under our 1998 equity incentive plan.
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
If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the further development and commercialization of this drug candidate. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis, we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010 and Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of July 19, 2010.

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
Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We are currently seeking a partner who will assist in the further development and commercialization of our compound IDX184 for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.
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
In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor drug candidate, IDX184. We have filed U.S. and foreign patent applications related to IDX184 itself, as well as to methods of treating HCV with IDX184. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside polymerase inhibitors including compounds that relate to IDX184.
We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV, or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184. The companies include Merck & Co., Inc. together with Isis Pharmaceuticals, Inc., Ribapharm, Inc., a wholly-owned subsidiary of Valeant Pharmaceuticals International, Genelabs Technologies, Inc., Pharmasset, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not or are not successful, we will need to obtain a license that might not be available at all or on commercially reasonable terms.
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
In May 2004, we and our chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our chief executive officer during the period from November 1999 to November 2002, at which time our chief executive officer was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine and IDX184.
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
We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, and in 2009 with GSK, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to GSK as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay the costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.
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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of July 19, 2010, we had 72,909,441 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,661,559 shares of common stock with a weighted average exercise price of $6.78 per share.

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
We issued and sold the following shares of our common stock during the quarterly period ending June 30, 2010.
On June 8, 2010, we issued and sold 1,351 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a per share price of $2.41, resulting in aggregate proceeds to us of $3,256.00.
The issuance and sale of common stock described above were made in reliance upon exemptions from the registration provisions of the Securities Act of 1933, or the Securities Act, set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2010	By:	/s/ JEAN-PIERRE SOMMADOSSI
Jean-Pierre Sommadossi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2010	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	2005 Stock Incentive Plan, as amended

10.2 +	First Amendment of License Agreement, dated May 20, 2010, between ViiV Healthcare Company and the Registrant

10.3	Fourth Amendment to Lease, dated June 29, 2010, between RB Kendall Fee, LLC and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which have been separately filed with the Securities and Exchange Commission.