Form 10-Q
period 2010-09-30
IDENIX PHARMACEUTICALS INC
filed 2010-11-01
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of October 19, 2010, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 72,969,110 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$37,020	$46,519
Restricted cash	411	411
Receivables from related party	1,069	1,049
Other receivables	1,429	1,505
Prepaid expenses and other current assets	1,885	2,096

Total current assets	41,814	51,580
Intangible asset, net	10,142	11,069
Property and equipment, net	7,658	10,091
Restricted cash	750	750
Marketable securities	—	1,584
Other assets	2,725	1,576

Total assets	$63,089	$76,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,050	$1,941
Accrued expenses	10,553	8,779
Deferred revenue	1,417	1,025
Deferred revenue, related party	3,115	6,155
Other current liabilities	713	444

Total current liabilities	17,848	18,344
Long-term obligations	12,270	13,590
Deferred revenue, net of current portion	24,111	19,393
Deferred revenue, related party, net of current portion	30,113	30,776

Total liabilities	84,342	82,103
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized at September 30, 2010 and December 31, 2009; 72,958,316 and 66,365,976 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	73	66
Additional paid-in capital	585,467	555,692
Accumulated other comprehensive income	786	970
Accumulated deficit	(607,579)	(562,181)

Total stockholders’ deficit	(21,253)	(5,453)

Total liabilities and stockholders’ deficit	$63,089	$76,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009

Revenues:
Collaboration revenue — related party	$3,424	$2,840
Other revenue	364	267

Total revenues	3,788	3,107
Operating expenses:
Cost of revenues	566	546
Research and development	11,637	9,349
General and administrative	4,440	5,207

Total operating expenses	16,643	15,102

Loss from operations	(12,855)	(11,995)
Other income (expense), net	(76)	323

Loss before income taxes	(12,931)	(11,672)
Income tax benefit	1	5

Net loss	$(12,930)	$(11,667)

Basic and diluted net loss per common share	$(0.18)	$(0.18)
Shares used in computing basic and diluted net loss per common share	72,934	63,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

Revenues:
Collaboration revenue — related party	$6,366	$8,937
Other revenue	1,421	631

Total revenues	7,787	9,568
Operating expenses:
Cost of revenues	1,800	1,500
Research and development	35,548	31,599
General and administrative	14,308	16,579
Restructuring charges	2,238	1,506

Total operating expenses	53,894	51,184

Loss from operations	(46,107)	(41,616)
Other income, net	712	791

Loss before income taxes	(45,395)	(40,825)
Income tax expense	(3)	(82)

Net loss	$(45,398)	$(40,907)

Basic and diluted net loss per common share	$(0.65)	$(0.68)
Shares used in computing basic and diluted net loss per common share	69,941	59,861
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(45,398)	$(40,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,688	3,900
Share-based compensation expense	2,892	3,555
Revenue adjustment for contingently issuable shares	199	(1,620)
Other	118	268
Changes in operating assets and liabilities:
Receivables from related party	(20)	(149)
Other receivables	—	5,365
Prepaid expenses and other current assets	172	(658)
Other assets	(1,158)	(1,919)
Accounts payable	113	(1,755)
Accrued expenses and other current liabilities	2,249	(440)
Deferred revenue	5,111	16,402
Deferred revenue, related party	(3,606)	(4,616)
Other liabilities	(1,401)	(305)

Net cash used in operating activities	(37,041)	(22,879)

Cash flows from investing activities:
Purchases of property and equipment	(549)	(584)
Sales and maturities of marketable securities	1,476	2,748

Net cash provided by investing activities	927	2,164

Cash flows from financing activities:
Proceeds from exercise of common stock options	228	119
Proceeds from issuance of common stock to related party	99	28
Proceeds from issuance of common stock, net of offering costs	26,266	38,170

Net cash provided by financing activities	26,593	38,317
Effect of changes in exchange rates on cash and cash equivalents	22	392

Net increase in cash and cash equivalents	(9,499)	17,994
Cash and cash equivalents at beginning of period	46,519	41,509

Cash and cash equivalents at end of period	$37,020	$59,503

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$297	$(2,835)
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
In September 2010, the U.S. Food and Drug Administration, or FDA, placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We are working with the FDA to determine the next steps in the development of these drug candidates.
Jean-Pierre Sommadossi, Ph.D., resigned from his positions as chairman of the board of directors, president and chief executive officer on October 28, 2010. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million, an option grant of approximately 330,000 shares and acceleration of all unvested options. The payment of the severance benefits, the option grant and acceleration of all unvested options are subject to Dr. Sommadossi executing a release on behalf of Idenix. Additionally, on October 28, 2010, the board of directors appointed Ronald C. Renaud, Jr., to serve as president and chief executive officer.
Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at September 30, 2010, we had an accumulated deficit of $607.6 million.
In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis Pharma AG, or Novartis, so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of October 19, 2010.
We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months. In order to manage expenditures, we may reduce the number of our employees and delay or cancel planned expenditures in our research and development programs. Furthermore, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements in the future.
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
Certain financial statement items have been reclassified to conform to the current period presentation. In particular, the benefits recognized related to the refundable research and development credits of our French subsidiary of $0.3 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, have been reclassified from income tax benefit (expense) to other income (expense), net to correct the classification in our condensed consolidated statements of operations. There was no material impact to any of the periods presented.

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
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) it relates to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.
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
Marketable Securities
We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our marketable securities with remaining final maturities of twelve months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than twelve months as non-current marketable securities to the extent we do not expect to be required to liquidate them before maturity. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in other comprehensive income. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net in our condensed consolidated financial statements.
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
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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
We had one security classified as Level 3 as of December 31, 2009, which was an auction rate security that did not actively trade. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the United States government. This auction rate security was sold in June 2010.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(12,930)	$(11,667)	$(45,398)	$(40,907)
Basic and diluted weighted average number of common shares outstanding	72,934	63,493	69,941	59,861
Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.65)	$(0.68)
The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Options	6,430	6,386
Contingently issuable shares to related party	1,023	461

	7,453	6,847

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
4. COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2010 and 2009, respectively, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Net loss	$(12,930)	$(11,667)	$(45,398)	$(40,907)
Changes in other comprehensive loss:
Foreign currency translation adjustment	235	259	(184)	394
Unrealized gain on marketable securities	—	—	—	31

Total comprehensive loss	$(12,695)	$(11,408)	$(45,582)	$(40,482)

5. NOVARTIS RELATIONSHIP
Overview
In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. As of October 19, 2010, Novartis owned approximately 43% of our outstanding common stock.
Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 40% ownership of our common stock at the time of exercising such option. Novartis may exercise this option generally after demonstration of activity and safety in a proof-of-concept clinical trial. If Novartis exercises this option, financial terms will be based upon certain contractual obligations and future negotiations. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we have granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chooses to license from us. The commercialization rights under the development and commercialization agreement also include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain.
In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations, including ongoing related expenses pertaining to telbivudine (Tyzeka®/Sebivo®). In October 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.1 million and $1.0 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended September 30, 2010 and 2009, respectively. We recognized $3.0 million and $2.7 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the nine months ended September 30, 2010 and 2009, respectively. The receivables from related party balances of $1.1 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.
In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of HCV. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We are currently seeking a partner that will assist in any future development and commercialization of this drug candidate. As previously discussed, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320.
To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred revenue. We do not expect to receive any additional regulatory milestone payments pertaining to telbivudine or any other drug candidate previously licensed to Novartis. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. In the second quarter of 2010, we adjusted the period over which we amortize the deferred payments to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. When the estimated performance period changes, we adjust the periodic revenue that is being recognized and record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations are completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results.

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
Stockholders’ Agreement
In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the “stockholders’ agreement”. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock. The stockholders’ agreement provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and that we will use our reasonable best efforts to nominate for election as a director at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our board of directors. The election was not required by or subject to the stockholders’ agreement and the re-election of a third representative is subject to annual review by our board of directors. We currently have two Novartis designees on our board of directors as a result of one designee resigning from Novartis and therefore from our board in August 2010. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
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
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of October 19, 2010.
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
As of September 30, 2010, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $15.7 million, which has been recorded as additional paid-in capital. Of this amount, $4.2 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.5 million recorded as a reduction of license fee revenue. For the three months ended September 30, 2010, the impact of Novartis stock subscription rights has reduced additional paid-in capital by $2.4 million, increased deferred revenue by $0.8 million and increased licensed fee revenue by $1.6 million. For the nine months ended September 30, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $0.3 million, reduced deferred revenue by $0.1 million and reduced license fee revenue by $0.2 million.
Master Manufacturing and Supply Agreement
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
6. GLAXOSMITHKLINE COLLABORATION
In February 2009, we entered into a license agreement with GlaxoSmithKline, which we refer to as the “GSK license agreement”. In October 2009, GlaxoSmithKline assigned the GSK license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively as “GSK”. Pursuant to the GSK license agreement, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899 (GSK2248761), for the treatment of human diseases, including human immunodeficiency virus type 1, or HIV, and/or acquired immune deficiency syndrome, or AIDS. In May 2010, the GSK license agreement was amended to adjust the dollar amount of individual milestones, however, the total potential milestone payments that we may receive were unchanged. Pursuant to the GSK license agreement, we could potentially receive up to $416.5 million in milestone payments as well as double-digit tiered royalties on worldwide product sales over the life of the agreement. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.
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
In the three months ended September 30, 2010 and 2009, we recognized $0.4 million and $0.3 million, respectively, of collaboration revenue related to the license fee and milestone payments received from GSK, which was classified as other revenue in our condensed consolidated statements of operations. We also recognized $1.4 million and $0.6 million of collaboration revenue related to these payments for the nine months ended September 30, 2010 and 2009, respectively.
7. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. The fair values of available-for-sale investments by type of security, contractual maturity and classification in our condensed consolidated balance sheets were as follows:

	September 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$25,716	$—	$—	$25,716

	$25,716	$—	$—	$25,716

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)
Type of security:
Money market funds	$40,806	$—	$—	$40,806
Auction rate security	1,584	—	—	1,584

	$42,390	$—	$—	$42,390

	September 30,	December 31,
	2010	2009
	(In Thousands)
Contractual maturity:
Maturing in one year or less	$25,716	$40,806
Maturing after ten years	—	1,584

	$25,716	$42,390

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In Thousands)
Classification in balance sheets:
Cash equivalents	$25,716	$40,806
Marketable securities, non-current	—	1,584

	$25,716	$42,390

The following tables represent our assets measured at fair value on a recurring basis:

	September 30, 2010
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$25,716	$—	$25,716

	$25,716	$—	$25,716

	December 31, 2009
	Other
	Observable	Unobservable
	Inputs	Inputs
	(Level 2)	(Level 3)	Total
	(In Thousands)

Money market funds	$40,806	$—	$40,806
Auction rate security	—	1,584	1,584

	$40,806	$1,584	$42,390

The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

Nine Months Ended
September 30, 2010
(In Thousands)

Beginning balance	$1,584
Purchases, sales and settlements	(1,476)
Total realized net losses recognized in earnings	(108)

Ending balance	$—

At December 31, 2009, we held one investment in an auction rate security, which did not actively trade and therefore was classified as Level 3. At December 31, 2009, we determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at December 31, 2009. In the six months ended June 30, 2010, we sold this security for $1.5 million and recognized a realized loss of $0.1 million.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Due to the distress in the financial markets over the past two years certain investments have become less liquid and declined in value. To mitigate the risk presented by holding illiquid securities, beginning in 2008, we shifted our investments to instruments that carry less potential exposure to market volatility and liquidity pressures. As of September 30, 2010, all of our investments were in government agency and treasury money market instruments.
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
Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the greater of straight-line or expected economic consumption. Amortization expense pertaining to the asset was $0.3 million and $0.9 million for the three and nine months ended September 30, 2010 and 2009, respectively, which was recorded as cost of revenues. As of September 30, 2010 and 2009, accumulated amortization was $4.9 million and $3.5 million, respectively. Amortization expense for this asset is anticipated to be $1.3 million through September 30, 2015 and $3.6 million through the remaining term of the expected economic benefit of the asset.
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30,	December 31,
	2010	2009
	(In Thousands)

Research and development contract costs	$2,721	$1,342
Payroll and benefits	3,572	3,930
Professional fees	868	647
Short-term portion of accrued settlement payment	1,277	710
Restructuring costs	471	416
Other	1,644	1,734

	$10,553	$8,779

10. SHARE-BASED COMPENSATION
The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Research and development	$308	$363	$942	$1,210
General and administrative	646	745	1,950	2,345

Total share-based compensation expense	$954	$1,108	$2,892	$3,555

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Weighted average fair value of options	$3.06	$1.74
Risk-free interest rate	1.60%	2.37%
Expected dividend yield	—	—
Expected option term (in years)	5.14	5.14
Expected volatility	70.2%	69.1%
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
The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share

Options outstanding at December 31, 2009	5,559,727	$7.72
Granted	1,500,858	$3.39
Cancelled	(538,970)	$6.90
Exercised	(91,231)	$2.51

Options outstanding at September 30, 2010	6,430,384	$6.85

Options exercisable at September 30, 2010	4,156,024	$8.30
We had an aggregate of $5.3 million of share-based compensation expense as of September 30, 2010 remaining to be amortized over a weighted average expected term of 2.57 years.
11. RESTRUCTURING CHARGES
During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $2.0 million of the severance costs were paid and the remaining balance of $0.2 million continued to be accrued as of September 30, 2010.
At September 30, 2010, the $0.5 million accrued expense related to restructuring costs included $0.2 million related to the Montpellier restructuring described above, $0.1 million related to contract termination costs for our facility in Montpellier, France and $0.2 million related to the closing of our facility in Cagliari, Italy in 2009.
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
Other Legal Contingency
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action; or c) our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

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
In September 2010, the U.S. Food and Drug Administration, or FDA, placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. The liver function tests have returned to normal levels in the three subjects during follow-up visits. All planned studies of IDX184 and IDX320 to date have been completed and there are currently no healthy volunteers or patients receiving IDX184 or IDX320. We are working with the FDA to determine the next steps in the development of these drug candidates.
Jean-Pierre Sommadossi, Ph.D., resigned from his positions as chairman of the board of directors, president and chief executive officer on October 28, 2010. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million, an option grant of approximately 330,000 shares and acceleration of all unvested options. The payment of the severance benefits, the option grant and acceleration of all unvested options are subject to Dr. Sommadossi executing a release on behalf of Idenix. Additionally, on October 28, 2010, the board of directors appointed Ronald C. Renaud, Jr., to serve as president and chief executive officer.
The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and IDX899:

Indication	Product/Drug Candidates/Programs	Description

HCV	Nucleotide Polymerase Inhibitor (IDX184)	In July 2009, we successfully completed the proof-of-concept clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients. In October 2009, we initiated a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with pegylated interferon and ribavirin in treatment-naïve HCV genotype 1-infected patients, which was completed in the third quarter of 2010. This clinical trial demonstrated that IDX184 is safe and well tolerated with potent antiviral activity.

	Protease Inhibitor (IDX320)	In the first quarter of 2010, we completed a double-blind, placebo-controlled phase I clinical study evaluating single and multiple ascending doses of IDX320 in healthy volunteers. Based on the safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients, which was completed in the third quarter of 2010. This three-day clinical trial demonstrated that IDX320 is generally safe, well tolerated and demonstrated potent, dose-related HCV antiviral activity.

Indication	Product/Drug Candidates/Programs	Description

	Combination Studies (IDX184 and IDX320)	In the third quarter of 2010, we conducted a 14-day phase I drug-drug interaction study of IDX184 and IDX320 in 20 healthy volunteers. In September 2010, IDX184 and IDX320 were placed on clinical hold by the FDA due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following this drug-drug interaction study.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In November 2009, we initiated a single ascending dose phase I clinical study in healthy volunteers with a choline salt form of IDX375, which exhibited favorable safety and pharmacokinetics properties. In the third quarter of 2010, we continued the phase I clinical study evaluating single and multiple doses of the free acid form of IDX375 in healthy volunteers. We expect to complete the phase I clinical study in healthy volunteers in the fourth quarter of 2010 and we plan to initiate a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients by the end of 2010. The active pharmaceutical ingredient as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing diverse formulation options.

	NS5A Inhibitor	We plan to submit an investigational new drug application, or IND, or a clinical trial application, or CTA, in 2011, assuming positive results from IND-enabling preclinical studies of a clinical candidate selected from our NS5A inhibitor discovery program.

HBV	Tyzeka®/Sebivo® (telbivudine) (L- nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (IDX899 or GSK2248761)	In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV-infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize IDX899. IDX899 has progressed through long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers. GSK anticipates a phase IIb clinical development program to begin in 2010.
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
Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the “development and commercialization agreement”. If Novartis licenses any of our drug candidates, Novartis is obligated to fund a portion of development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in any future development and commercialization of this drug candidate. As previously discussed, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320. Novartis continues to have the right to license other drug candidates from our pipeline after a proof-of-concept clinical trial has been completed.
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
We have incurred significant losses each year since our inception in May 1998 and at September 30, 2010, we had an accumulated deficit of $607.6 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months.

Results of Operations
Comparison of Three Months Ended September 30, 2010 and 2009
Revenues
Revenues for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$2,355	$1,797
Royalty revenue	1,069	1,043

	3,424	2,840
Other revenue:
Collabration revenue	354	256
Government grants	10	11

Total revenues	$3,788	$3,107

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
Collaboration revenue — related party was $3.4 million in the three months ended September 30, 2010 as compared to $2.8 million in the same period in 2009. The $0.6 million increase was primarily due to higher license fee revenue recognized related to the impact of Novartis’ stock subscription rights.
In the three months ended September 30, 2010 and 2009, we also recognized $0.4 million and $0.3 million, respectively, of collaboration revenue related to the GSK license agreement. The increase of $0.1 million was due to the recognition of additional revenue related to the $6.5 million milestone payment received in May 2010.
Cost of Revenues
Cost of revenues was $0.6 million in the three months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Research and Development Expenses
Research and development expenses were $11.6 million in the three months ended September 30, 2010 as compared to $9.3 million in the same period in 2009. The increase of $2.3 million was primarily due to $2.4 million of expenses associated with our clinical trials involving IDX320 and a combination study of IDX184 and IDX320 that were initiated in 2010 as well as a phase I clinical study of IDX375 that was initiated in November 2009.

General and Administrative Expenses
General and administrative expenses were $4.4 million in the three months ended September 30, 2010 as compared to $5.2 million in the same period in 2009. The decrease of $0.8 million was primarily due to lower salaries and personnel related costs, mainly related to reduced headcount.
Other Income (Expense), Net
Other expense, net was less than $0.1 million in the three months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Income Tax Benefit
Income tax benefit was less than $0.1 million in the three months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues
Revenues for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$3,406	$6,237
Royalty revenue	2,960	2,655
Reimbursement of research and development costs	—	45

	6,366	8,937
Other revenue:
Collabration revenue	1,390	598
Government grants	31	33

Total revenues	$7,787	$9,568

Collaboration revenue — related party was $6.4 million in the nine months ended September 30, 2010 as compared to $8.9 million in the same period in 2009. The majority of the $2.5 million decrease was due to lower license fee revenue recognized of $2.8 million related to the impact of Novartis’ stock subscription rights offset by a $0.3 million increase in royalty revenue associated with product sales of Tyzeka®/Sebivo®.
In the nine months ended September 30, 2010 and 2009, we also recognized $1.4 million and $0.6 million, respectively, of collaboration revenue under the GSK license agreement. The increase of $0.8 million was due to the recognition of additional revenue related to the $6.5 million milestone payment received in May 2010.
Cost of Revenues
Cost of revenues was $1.8 million in the nine months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Research and Development Expenses
Research and development expenses were $35.5 million in the nine months ended September 30, 2010 as compared to $31.6 million in the same period in 2009. The increase of $3.9 million was primarily due to $3.0 million of expenses for a phase IIa clinical trial of IDX184, which was initiated in October 2009 and $2.8 million for the phase I and proof-of-concept clinical studies of IDX320, which were initiated in 2010. These costs were offset by $1.8 million of lower salaries, personnel related costs and consulting fees, mainly due to reduced headcount.
We expect our total research and development expenses for 2010 to be higher than 2009 due to additional expenses related to the advancement of our HCV drug candidates in 2010, including a phase IIa clinical trial of IDX184. We do not expect the clinical hold placed on IDX184 and IDX320 in September 2010 by the FDA to significantly impact our research and development expenses for the remainder of 2010 because all of the studies involving these drug candidates were completed prior to the clinical hold. We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses
General and administrative expenses were $14.3 million in the nine months ended September 30, 2010 as compared to $16.6 million in the same period in 2009. The decrease of $2.3 million was primarily due to lower salaries, personnel related costs and consulting fees, mainly related to reduced headcount.
We expect our total general and administrative expenses for 2010 to be more than 2009 primarily due to severance and share-based compensation expenses related to Dr. Sommadossi’s resignation on October 28, 2010.
Restructuring Charges
During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $2.0 million of the severance costs were paid and the remaining balance of $0.2 million continued to be accrued as of September 30, 2010. We expect the restructurings to result in annualized savings of approximately $3.0 million to $4.0 million.
In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of $1.2 million of employee severance costs and $0.3 million contract termination costs associated with closing the lab facility.
Other Income, Net
Other income, net was $0.7 million in the nine months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
Income Tax Expense
Income tax expense was less than $0.1 million in the nine months ended September 30, 2010 which was substantially unchanged as compared to the same period in 2009.
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

In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of October 19, 2010.
We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months. In order to manage expenditures, we may reduce the number of our employees and delay or cancel planned expenditures in our research and development programs. Furthermore, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements in the future.
As a result of Dr. Sommadossi’s resignation on October 28, 2010, we will pay him severance payments of approximately $2.3 million, an option grant of approximately 330,000 shares and acceleration of all unvested options. The payment of the severance benefits, the option grant and acceleration of all unvested options are subject to Dr. Sommadossi executing a release on behalf of Idenix.
We had total cash, cash equivalents and marketable securities of $37.0 million and $48.1 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, we had $37.0 million in cash and cash equivalents. As of December 31, 2009, we had $46.5 million in cash and cash equivalents and $1.6 million in non-current marketable securities. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Due to the distress in the financial markets over the past two years certain investments have become less liquid and declined in value. To mitigate the risk presented by holding illiquid securities, beginning in 2008, we shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of September 30, 2010, all of our investments were in government agency and treasury money market instruments.
Net cash used in operating activities was $37.0 million and $22.9 million in the nine months ended September 30, 2010 and 2009, respectively. The $14.1 million net change in operating cash activities was primarily due to the receipt of payments from GSK pursuant to the GSK license agreement. In 2009, we received a $17.0 million license fee payment from GSK as compared to a $6.5 million milestone payment received in 2010. Additionally, we had $3.6 million of higher operating cash needs incurred in the nine months ended September 30, 2010 as compared to the same period in 2009.
Net cash provided by investing activities was $0.9 million and $2.2 million in the nine months ended September 30, 2010 and 2009, respectively. The $1.3 million decrease was primarily due to lower net proceeds from sales and maturities of our marketable securities.
Net cash provided by financing activities was $26.6 million and $38.3 million in the nine months ended September 30, 2010 and 2009, respectively. The $11.7 million decrease in cash provided by financing activities was primarily due to $17.0 million received in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement in March 2009. This amount is offset by $5.1 million in additional net proceeds we received in 2010 as compared to 2009 from the issuance of our common stock pursuant to underwritten agreements.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of September 30, 2010:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$10,112	$3,013	$5,050	$1,342	$707
Settlement payments and other agreements	1,810	1,600	210	—	—
Long-term obligations	8,666	—	—	1,403	7,263

Total contractual obligations	$20,588	$4,613	$5,260	$2,745	$7,970

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

As of September 30, 2010, we had $2.9 million of long-term liabilities recorded and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below. These obligations are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and interim chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 of this quarterly report for discussions of our legal proceedings.
Item 1A. Risk Factors
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the period ended March 31, 2010, our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and in this Quarterly report on Form 10-Q before deciding to invest in our securities.

Factors Related to Our Business
The FDA placed two of our drug candidates for the treatment of HCV on clinical hold and our business may be adversely affected if we are not able to continue to pursue development of these drug candidates or if we are significantly delayed in developing these drug candidates.
Our primary research and development focus is the treatment of patients with HCV. Our most advanced compounds under development are IDX184, a nucleotide polymerase inhibitor, and IDX320, a protease inhibitor. Our other drug candidates for the treatment of HCV are in preclinical and early clinical stages of development. In the third quarter of 2010, we completed a dose-ranging phase IIa trial evaluating IDX184 in combination with pegylated interferon and ribavirin. In 2010, we completed a phase I clinical study of IDX320 in healthy volunteers and a proof-of-concept clinical trial of IDX320. In September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. The liver function tests have returned to normal levels in the three subjects during follow-up visits. We are working with the FDA to determine the next steps in the development of these drug candidates. There is no assurance that the FDA will allow us to pursue further development of either of these drug candidates. If we are not able to continue development of either of these drug candidates, or if our progress in development of these candidates is slowed significantly, our business may be adversely affected.
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.
We have incurred significant losses each year since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty revenue associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date. Due to our limited Tyzeka®/Sebivo® sales history, there is risk in determining the potential future revenue associated with potential sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.
We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.
Our cash and cash equivalents balance was $37.0 million at September 30, 2010. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
Our need for additional funding will depend in part on whether:
•	with respect to IDX899, GSK is able to continue clinical development of this drug candidate such that we receive certain clinical development milestone payments within the next 24 months;

•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties;

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•	the terms of a development and commercialization agreement, if any, that we enter into with respect to our drug candidate, IDX184, for the treatment of HCV. We are currently seeking a partner who will assist in any future development and commercialization of IDX184. Our efforts to find a partner are likely to be slowed because the FDA has placed this drug candidate on clinical hold as a result of serious adverse events related to elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers.
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
We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA, and/or the European Medicines Agency, or EMEA, for our drug candidates as we continue development of each of our drug candidates. The time and cost to complete clinical development of our drug candidates may vary as a result of a number of factors.
We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of October 19, 2010, Novartis owned approximately 43% of our outstanding common stock.
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
As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. There is no assurance that the FDA will allow us to further develop either of these drug candidates.
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
As of September 30, 2010, our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused previously held investments to become less liquid and decline in value. To mitigate the risk presented by holding illiquid securities, beginning in 2008, we shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action; or c) our legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.
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
Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such drug candidates. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed on clinical hold two of our HCV drug candidates, IDX184 and IDX320. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. There can be no assurance that the FDA will allow us to continue to pursue development of either of these drug candidates.
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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In September 2010, the FDA placed a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV, and we do not know whether or when the FDA will allow us to continue development of either of these drug candidates. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. Even if we successfully complete our clinical trials with respect to our drug candidates, we may not receive regulatory approval for such candidate.
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
We cannot predict whether we will encounter additional problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, delay or suspend patient enrollment into our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. Delays in the development of our drug candidates would delay our ability to seek and potentially obtain regulatory approvals, increase expenses associated with clinical development and likely increase the volatility of the price of our common stock. Any of the following could suspend, terminate or delay the completion of our ongoing, or the initiation of our planned, clinical trials:
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
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. For example, in September 2010, the FDA placed a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV, and we do not know whether or when the FDA will allow us to continue development of either of these drug candidates. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.
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
Even after approval, any drug product that we or our collaboration partners successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we or our collaboration partners are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, to the corresponding regulatory approvals. Any manufacturer we or our collaboration partners use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We and our collaboration partners are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the modified product may be marketed.
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
Specialty pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer, multiple sclerosis, HBV, HCV and HIV. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on our payers’ efforts to control access and pricing of specialty pharmaceuticals has been limited to date, our portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.
Factors Related to Our Relationship with Novartis
Novartis has substantial control over us and could delay or prevent a change in corporate control.
As of October 19, 2010, Novartis owned approximately 43% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
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
Pursuant to the amended and restated stockholders’ agreement, dated July 27, 2004, among us, Novartis and certain of our stockholders, which we refer to as the “stockholders’ agreement”, we are obligated to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 35% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. In June 2009, we elected a third representative from Novartis to our board of directors. This election was not required by or subject to the stockholders’ agreement. We currently have two Novartis designees on our board of directors as a result of one designee resigning from Novartis and therefore from our board in August 2010.
Under the stockholders’ agreement, “voting stock” means our outstanding securities entitled to vote in the election of directors, but does not include securities issued in connection with our acquisition of all of the capital stock, or all or substantially all of the assets of another entity, and shares of common stock issued upon exercise of stock options or stock awards pursuant to compensation and equity incentive plans. Notwithstanding the foregoing, voting stock includes up to approximately 1.4 million shares that were reserved as of May 8, 2003 for issuance under our 1998 equity incentive plan.
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

Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, among us, Novartis and substantially all of our then existing stockholders, which we refer to as the “stock purchase agreement”, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.
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

If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in any future development and commercialization of this drug candidate. In September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. There can be no assurance that the FDA will allow us to continue to pursue development of either of these drug candidates. Even if the FDA removes the clinical hold placed on IDX184, we may not be successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis and we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.
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
Under the terms of the stockholders’ agreement, Novartis has the right to purchase, at par value of $0.001 per share, such number of shares of our capital stock would be required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, that is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010 and Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of October 19, 2010.
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

Factors Related to Our Dependence on Third-Parties Other Than Novartis
If we seek to enter into collaboration agreements for any drug candidates other than those licensed to Novartis and GSK and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.
Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We are currently seeking a partner who will assist in any future development and commercialization of our drug candidate, IDX184, for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. In September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. There can be no assurance that the FDA will allow us to continue to pursue development of either of these drug candidates. Even if the FDA removes the clinical hold placed on IDX184, if we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.
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
We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the “U.S. Patent Office”, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product or drug candidates or for their uses. In the event that a third-party has also filed a U.S. patent application covering our product or drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, potentially resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
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
If we find that any drug candidates we are developing should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement or inducement of infringement of certain third-party patents claims covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to provide the required or desired package labeling, which may not be available on commercially reasonable terms or at all.
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
We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, and in 2009 with GSK, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to GSK as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay certain costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

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
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;

•	realization of license fees and achievement of preclinical and clinical milestones and sales thresholds under the GSK license agreement;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our other drug candidates;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates, such as the clinical hold placed on IDX184 and IDX320 in September 2010;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results;

•	general and industry-specific economic conditions; and

•	the decision by Novartis to license a drug candidate that has completed a proof-of-concept clinical trial.
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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of October 19, 2010, we had 72,969,110 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 6,419,590 shares of common stock with a weighted average exercise price of $6.86 per share.
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
The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:
•	our collaboration with Novartis;

•	our collaboration with GSK;

•	the results of our clinical trials pertaining to any of our drug candidates;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to clinical trials, such as clinical holds imposed by regulatory authorities, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
We could be subject to class action litigation due to stock price volatility, which, if such litigation occurs, will distract our management and could result in substantial costs or large judgments against us.
The stock market frequently experiences extreme price and volume fluctuations. In September 2010, we experienced a significant decline in our stock price based on the FDA’s decision to place a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Due to the volatility in our stock price, we may be the target of similar litigation in the future.
Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We issued and sold the following shares of our common stock during the quarterly period ending September 30, 2010:
On August 13, 2010, we issued and sold 37,214 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a weighted average per share price of $2.45, resulting in aggregate proceeds to us of $91,015.00.
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

Date: November 1, 2010	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment No. 2 to Employment Agreement, dated October 27, 2010, between the Registrant and Jean-Pierre Sommadossi.

10.2	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.