Form 10-K
period 2010-12-31
IDENIX PHARMACEUTICALS INC
filed 2011-03-07
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-49839
Idenix Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Hampshire Street, Cambridge, Massachusetts	02139 (Zip Code)
(Address of Principal Executive Offices)
(617) 995-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Global Market
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2010 was approximately $195.3 million. For this purpose, the registrant considers its directors and officers and Novartis Pharma AG to be affiliates.
The number of shares outstanding of the registrant’s class of common stock as of February 15, 2011 was 73,106,487 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 2, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.
Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our drug candidates, the safety, efficacy and potential benefits of our drug candidates, expectations with respect to development and commercialization of our drug candidates, expectations with respect to licensing arrangements with a third-party, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these drug candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this Annual Report on Form 10-K may be deemed as forward-looking statements. Without limiting the foregoing, “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are also intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; our ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; government, industry and general public pricing pressures; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any drug candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.
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
Overview
Idenix Pharmaceuticals, Inc., which we refer to as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. HCV is a leading cause of liver disease. According to the World Health Organization, HCV is responsible for 50% to 76% of all liver cancer cases worldwide and two thirds of all liver transplants in the developed world. The World Health Organization also has estimated that approximately 180 million people worldwide are chronically infected with HCV and an additional three to four million people are infected each year. We believe that large market opportunities exist for new treatments of HCV because the current treatment with pegylated interferon in combination with ribavirin is poorly tolerated and only effective in about half of patients infected with HCV genotype 1, the most common strain of the virus. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that will eliminate the need for interferon and/or ribavirin. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.
Business Highlights
Our HCV discovery program is focused on a combination DAA strategy with multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors:
Combination DAA Strategy. In July 2010, we conducted a 14-day phase I drug-drug interaction study with two of our HCV drug candidates, IDX184 and IDX320, in 20 healthy volunteers. In September 2010, the U.S. Food and Drug Administration, or FDA, placed these drug candidates on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following the 14-day drug-drug interaction study. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.
Nucleoside/Nucleotide Polymerase Inhibitors. The most advanced of our development programs is IDX184, a novel liver-targeted nucleotide prodrug candidate. In the third quarter of 2010, we completed a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with Peg-IFN/RBV in treatment-naive HCV genotype 1-infected patients. This clinical trial demonstrated that IDX184 is generally safe, well tolerated and has potent HCV antiviral activity. In February 2011, the FDA removed the full clinical hold on IDX184, originally imposed in September 2010, as discussed above, and the program was placed on partial clinical hold. The partial clinical hold allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to discover multiple follow-ons and novel nucleoside/nucleotide drug candidates.
Protease Inhibitors. Our lead clinical candidate from our protease inhibitor discovery program was IDX320, a non-covalent macrocyclic inhibitor. In the first quarter of 2010, we completed a double-blind, placebo-controlled phase I clinical study evaluating single and multiple ascending doses of IDX320 in healthy volunteers. Based on the favorable safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients, which was completed in the third quarter of 2010. This three-day clinical trial demonstrated that IDX320 had potent HCV antiviral activity. The IDX320 program was discontinued following the three serious adverse events of liver injury in the 14-day phase I drug-drug interaction study of IDX184 and IDX320, discussed above. We have follow-on drug candidates in the protease inhibitor class that are currently in preclinical development. We anticipate selecting a clinical candidate with broad genotypic activity in 2011.
Non-Nucleoside Polymerase Inhibitors. Our lead drug candidate for our non-nucleoside inhibitor program is IDX375, a novel palm-binding polymerase inhibitor. In the first quarter of 2010, we submitted a clinical trial application, or CTA, for a free acid form of IDX375. In the fourth quarter of 2010, we completed a phase I clinical study evaluating single and multiple doses of IDX375 in healthy volunteers. Based on the favorable safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients in the fourth quarter of 2010. After three days of dosing with 100 mg, 200 mg and 400 mg of IDX375 administered twice a day (BID), mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively. Overall, IDX375 was generally safe and well tolerated at the three doses tested.

NS5A Inhibitors. During 2010, we selected two lead candidates from our NS5A discovery program. We anticipate selecting a clinical candidate with broad genotypic activity and submitting an investigational new drug, or IND, or a CTA in 2011, assuming positive results from IND-enabling preclinical studies.
In April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in net proceeds.
In February 2009, we licensed our drug candidates from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, including IDX899, on a worldwide basis to GlaxoSmithKline for the treatment of human diseases, including human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We refer to this agreement as the “GSK license agreement”. In October 2009, GlaxoSmithKline assigned the GSK license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively as “GSK”. Under the GSK license agreement, in 2010, we received a $6.5 million milestone payment for the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study related to the development of GSK2248761, or ‘761 (formerly IDX899). Under the GSK license agreement, we could potentially receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interaction.
On October 28, 2010, Jean-Pierre Sommadossi, Ph.D. resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million, an option grant of approximately 0.3 million shares and acceleration of all unvested options. Additionally, on October 28, 2010, the board of directors appointed Ronald C. Renaud, Jr., to serve as president and chief executive officer.
Novartis Collaboration
In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates, which we refer to as the “development and commercialization agreement”. In addition, Novartis also purchased approximately 54% of our outstanding capital stock in May 2003. Under the development and commercialization agreement, we successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of hepatitis B virus, or HBV, that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. As part of this agreement, Novartis has an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 40% ownership of our common stock. As of February 15, 2011, Novartis owned approximately 43% of our outstanding common stock. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate.
Products and Drug Candidates
Hepatitis C
HCV Background
There are multiple drug classes that we are developing to inhibit HCV replication: nucleoside/nucleotide polymerase inhibitors, protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors.
Nucleoside/Nucleotide Polymerase Inhibitors. During HCV replication, the viral polymerase, also called the NS5B polymerase, is the key enzyme that replicates the viral genetic information contained in the HCV viral genetic material, which is known as viral ribonucleic acid, or RNA, and is therefore essential for the virus to reproduce itself. Nucleosides/nucleotides are small, natural chemical compounds that function as the building blocks of human and viral genetic material. Nucleoside polymerase inhibitors prevent HCV replication by interfering with the activity of the viral polymerase. Mimicking the role of natural nucleosides, nucleoside polymerase inhibitors bind directly to the active site of the polymerase and are incorporated by viral polymerases into replicating viral genomes. This event leads to chain termination, preventing the virus from reproducing its genetic material. As drugs, nucleosides/nucleotides have a proven record of success as antiviral agents and generally offer selectivity, antiviral activity, a high barrier to resistance, long duration of action and the potential for convenient oral administration. As a result, nucleosides/nucleotides may be particularly well suited for the treatment of chronic viral diseases.
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

Non-Nucleoside Polymerase Inhibitors. Non-nucleoside polymerase HCV inhibitors bind to the NS5B polymerase at allosteric sites. At least four such allosteric sites exist on the polymerase; within the non-nucleoside inhibitor class, there are distinct structural types that enable binding to these different sites. Binding of these inhibitors to the polymerase results in inhibition of the enzyme activity and therefore inhibition of HCV RNA synthesis and replication.
NS5A Inhibitors. NS5A is a multifunctional, nonstructural HCV protein that is important for the formation of viral replication complexes, the process of viral replication and virus assembly. We believe that NS5A inhibitor agents could complement protease and polymerase inhibitors in future HCV combination regimens.
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
Combination DAA Development
In July 2010, we conducted a 14-day phase I, randomized, double-blind, placebo-controlled study to evaluate the pharmacokinetic drug-drug interaction between IDX184 and IDX320 in 20 healthy volunteers. Two cohorts were evaluated in the study with 10 subjects in each cohort randomized eight to active drug and two to placebo. Subjects in the first cohort received 400 mg once-daily (QD) of IDX320 plus placebo for the first week, subsequently adding 100 mg QD of IDX184 for the second week. Subjects in the second cohort received 100 mg QD of IDX184 plus placebo for the first week, subsequently adding 400 mg QD of IDX320 for the second week. There was no clinically significant pharmacokinetic drug-drug interaction between IDX184 and IDX320 observed in this study. There were no adverse events or laboratory abnormalities observed during the two weeks of drug exposure. There were three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following the 14-day drug-drug interaction study. The liver function tests returned to normal levels in the three subjects during follow-up visits. Due to these serious adverse events, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed by the FDA. The program was placed in partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.
Nucleoside/Nucleotide Polymerase Inhibitors Development
IDX184 is a novel liver-targeted nucleotide prodrug that enables the delivery of nucleoside monophosphate to the liver, leading to the formation of high levels of nucleoside triphosphate, thus potentially maximizing drug efficacy and limiting systemic side effects. IDX184 has demonstrated activity across multiple HCV genotypes, a high barrier to resistance and synergy with ribavirin in vitro.
In October 2008, we successfully completed a phase I clinical study, which demonstrated favorable pharmacokinetics and safety properties in healthy volunteers, and we subsequently initiated a proof-of-concept clinical trial. We successfully completed the proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients in July 2009. In the fourth quarter of 2009, we initiated a phase IIa clinical trial for IDX184. The clinical study was a randomized, double-blind, placebo-controlled, sequential cohort, dose-escalation study evaluating the safety, tolerability, pharmacokinetics and antiviral activity of IDX184 in combination with Peg-IFN/RBV in treatment-naïve HCV genotype 1-infected patients. Patients received a daily dose of IDX184 or placebo plus Peg-IFN/RBV for 14 days and continued on Peg-IFN/RBV for an additional 14 days. All patients in the study had the option to continue Peg-IFN/RBV for up to 48 weeks. Four dosing regimens of IDX184 ranging from 50 mg to 200 mg per day were evaluated. In the 100 mg and 200 mg cohorts, QD or BID regimens were compared. Each cohort of the study evaluated 20 patients randomized four to IDX184 and one to placebo. IDX184, at doses at or above 100 mg combined with Peg-IFN/RBV at 14 days, demonstrated similar antiviral activity. Mean HCV RNA reductions ranged from 3.7 to 4.3 log10 IU/mL and 29% to 50% of subjects achieved undetectable HCV RNA levels compared to 1.5 log10 IU/mL reduction in the placebo plus Peg-IFN/RBV. Alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST, levels, which are markers for liver injury, improved significantly faster in patients treated with IDX184 and Peg-IFN/RBV as compared to patients receiving only Peg-IFN/RBV. At daily doses of IDX184 up to 200 mg in combination with Peg-IFN/RBV for 14 days, the side effect profile of IDX184 combined with Peg-IFN/RBV has been consistent with the known side effect profile of Peg-IFN/RBV.
As previously discussed, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold and in February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.

In October 2009, Novartis waived its option to license IDX184 under the development and commercialization agreement. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate.
We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to discover multiple follow-ons and novel nucleoside/nucleotide drug candidates.
Protease Inhibitors Development
IDX320 is a non-covalent macrocyclic inhibitor with nanomolar potency, broad genotypic coverage and a favorable toxicological and preclinical pharmacokinetic profile supporting the potential for once-daily dosing in patients.
We completed a phase I healthy volunteer clinical study in the first quarter of 2010. This double-blind, placebo-controlled study demonstrated favorable safety and pharmacokinetic data. In June 2010, we initiated a proof-of-concept trial in HCV-infected patients. The study evaluated four doses of IDX320, ranging from 50 mg to 400 mg QD, and one 200 mg BID administered for three days. Each cohort of the study evaluated eight patients randomized six to IDX320 and two to placebo. This three-day clinical trial demonstrated that IDX320 had potent HCV antiviral activity. Patients had mean HCV viral load reductions of 0.04, 2.6, 3.1, 3.1, 3.3 and 3.8 log10 IU/mL in the placebo, 50 mg, 100 mg, 200 mg, 400 mg QD and 200 mg BID cohorts, respectively. There were asymptomatic grade 1 and grade 2 elevations of total bilirubin in the 200 mg BID cohort due to increased direct bilirubin. There were no other discernable patterns of adverse events or laboratory abnormalities.
The IDX320 program was discontinued following the three serious adverse events of liver injury in the 14-day phase I drug-drug interaction study of IDX184 and IDX320, discussed above.
We have follow-on drug candidates in the protease inhibitor class that are currently in preclinical development. We anticipate selecting a clinical candidate with broad genotypic activity in 2011.
Non-Nucleoside Polymerase Inhibitors Development
IDX375 is a novel palm-binding polymerase inhibitor that has demonstrated a favorable preclinical pharmacokinetic profile in several species, high liver to plasma concentrations in rodents and adequate safety in animal studies.
In September 2009, we submitted a CTA for a choline salt form of our lead clinical candidate, IDX375. We initiated a single ascending dose phase I clinical study evaluating the safety, tolerability and pharmacokinetics of IDX375 in healthy volunteers in November 2009. The study was a randomized, double-blind, placebo-controlled study with five dosing regimens of IDX375 ranging from 25 mg QD to 200 mg BID for one day. Each cohort of the study evaluated eight subjects randomized six to IDX375 and two to placebo. The data demonstrated favorable plasma exposure of IDX375 with a long elimination half-life of approximately 30 to 40 hours suggesting the potential for once- or twice-daily dosing in patients. IDX375 was well tolerated and demonstrated a favorable safety profile. There were no significant laboratory abnormalities. The most common adverse event was mild diarrhea (3/30 subjects).
In the first quarter of 2010, we submitted a CTA for a free acid form of IDX375. The active pharmaceutical ingredient, or API, as a free acid allows improved manufacturing processes and long-term stability of the drug product, providing more diverse formulation options. During 2010, we continued the phase I clinical study evaluating single and multiple doses of the free acid form of IDX375 in healthy volunteers. This clinical study was completed in the fourth quarter of 2010 and demonstrated favorable safety and pharmacokinetics properties. In the fourth quarter of 2010, we initiated a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients. Patients received twice daily doses of IDX375 or placebo plus Peg-IFN/RBV for three days. All patients in the study had the option to continue Peg-IFN/RBV for up to 48 weeks. Three dosing regimens of IDX375 of 100 mg, 200 mg and 400 mg BID were evaluated. Each cohort of the study evaluated 10 patients randomized eight to IDX375 and two to placebo. After three days of dosing with 100 mg, 200 mg and 400 mg BID of IDX375 with Peg-IFN/RBV, mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively, whereas patients who received placebo experienced an increase of 0.1 log10 IU/mL. In this three-day study of IDX375, the exposure in HCV-infected patients was comparable to healthy volunteers and IDX375 was safe and well tolerated.
NS5A Inhibitors Development
During 2010, we selected two lead candidates from our NS5A discovery program. We anticipate selecting a clinical candidate with broad genotypic activity and submitting an IND or a CTA in 2011, assuming positive results from IND-enabling preclinical studies.

HIV
In addition to our HCV discovery and development program, we have also developed an NNRTI drug candidate, IDX899, for the treatment of HIV/AIDS for use in combination therapy. In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV-infected patients. In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In 2009, GSK performed long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers with IDX899, now known as ‘761, which demonstrated a favorable safety and drug-drug profile. In the fourth quarter of 2010, GSK initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
Hepatitis B
In collaboration with Novartis, we developed telbivudine (Tyzeka®/Sebivo®) through commercialization for the treatment of patients with HBV. In October 2006, the FDA approved Tyzeka® in the United States and Sebivo® was approved in 2007 in more than 50 countries outside the United States, including major Asian countries and several countries included in the European Union. In October 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. Since the fourth quarter of 2007, Novartis has been solely responsible for clinical trial costs and related expenditures associated with telbivudine.
Antiviral Research
Our scientists have a highly developed set of skills in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of antiviral drug candidates.
Our Scientists
Our scientists are engaged in drug discovery and development. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology. They also have substantial experience in applying this expertise to the discovery and development of nucleoside/nucleotide, protease, non-nucleoside and NS5A inhibitors which target the viral replication cycle.
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

Collaborations
Novartis Collaboration
On May 8, 2003, we entered into a collaboration with Novartis, which included the following agreements and transactions:
•	the development and commercialization agreement, under which we collaborate with Novartis to develop, manufacture and commercialize our drug candidates which it licenses from us;

•	the manufacturing and supply agreement, under which Novartis manufactured for us the API for the clinical development and commercial supply of drug candidates it licensed from us and the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 in connection with the closing of our initial public offering; and

•	the stock purchase agreement, under which Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of specific HCV drug candidates, including valopicitabine, which we ceased developing in July 2007, and prodrugs.
In July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased 5.4 million shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and approximately 3.9 million shares of common stock for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1.1 million shares of common stock for a purchase price of $0.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010 and Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of February 15, 2011.
Development and Commercialization Agreement
Designation of Products
As part of the development and commercialization agreement with Novartis, Novartis has an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 40% ownership of our common stock. The terms of these options, including license fees, milestone payments and payments in reimbursement of development expenses, vary according to the disease which the drug candidate treats, the stage of development of the drug candidate and the projected product valuation based on market research and sales forecasts.
In 2003, Novartis licensed telbivudine from us for the treatment of HBV. In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine (Tyzeka®/Sebivo®). Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.
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
In October 2009, Novartis waived its option to license IDX184 and as a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate.
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
Indemnification
Under the development and commercialization agreement, we have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in that agreement. We made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries associated with such candidates. If one or more of the representations or warranties were not true at the time they were made to Novartis, we would be in breach of this agreement. In the event of a breach by us, Novartis has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we could be liable to Novartis could be substantial. For additional information on such indemnification rights, see “Stock Purchase Agreement”, “Risk Factors — Factors Related to Our Relationship with Novartis” and “Risk Factors — Factors Related to Patents and Licenses”.
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

Stockholders’ Agreement
In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into the stockholders’ agreement with Novartis, which was amended and restated in 2004 in connection with our initial public offering. Under the terms of the amended and restated stockholders’ agreement, we have:
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
Novartis’ Stock Subscription Rights
Novartis has certain rights to acquire shares of our capital stock. Such rights are further described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”.
Stock Purchase Agreement
On March 21, 2003, Novartis, substantially all holders of our capital stock as of May 8, 2003 and Idenix entered into the stock purchase agreement. Under the stock purchase agreement, Novartis purchased approximately 54% of our outstanding capital stock from our stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares.
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
GlaxoSmithKline Collaboration
In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into a stock purchase agreement, which we refer to as the “GSK stock purchase agreement”. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.
In March 2009, we received a $34.0 million payment from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. In 2010, we received a $6.5 million milestone payment for the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study related to the development of ‘761. Pursuant to the GSK license agreement, we could also potentially receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales.
In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including regulatory interactions.
The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop IDX899 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.

Under the terms of the GSK stock purchase agreement, we have agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date. The GSK stock purchase agreement may be terminated by mutual written agreement of the parties.
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
Under the license agreement and the stock purchase agreement, we have agreed to indemnify GSK and its affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to GSK regarding our NNRTI program, including IDX899, including representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time we made them to GSK, we would be in breach of these agreements. In the event of such a breach, GSK has the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we may be liable to GSK could be substantial.
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
Additionally, in January 2009, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to this amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.
Lastly, as part of the transaction with GSK, GSK became a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the payments received from GSK related to the development of ‘761. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall within our existing arrangements with the University of Cagliari and no additional payments would be due by us.

Cooperative Laboratory Agreement
University of Cagliari
We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering some of our HCV and certain HIV technology. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell jointly created drug candidates. In May 2003 and February 2009, Novartis and GSK, respectively, became parties to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative research agreement, we made payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement terminated in December 2010.
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
Research and Development Expenses
Research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $44.5 million, $41.9 million and $53.9 million, respectively, and represented 61%, 62% and 65%, respectively, of our total operating expenses in such years.
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
Hepatitis C Patent Portfolio
Our HCV patent portfolio includes at least 22 issued U.S. patents, at least 11 pending U.S. patent applications, at least 32 granted foreign patents and at least 24 pending foreign patent applications. These patents are directed to treatment of HCV and other Flaviviridae infections.

The HCV patent portfolio includes nine issued United States patents that will expire in 2021, absent a patent term extension: U.S. Patent Nos. 6,812,219, 6,914,054, 7,105,493, 7,101,861, 7,148,206, 7,163,929, 7,169,766, 7,157,441 and 7,608,597. We co-own these nine patents with the University of Cagliari, which has exclusively licensed its interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes the following 10 issued U.S. patents that will expire in 2023, absent a patent term extension: U.S. Patent Nos. 7,662,798, 7,456,155, 7,192,936, 7,384,924, 7,365,057, 7,547,704, 7,582,618, 7,608,600, 7,625,875 and 7,635,689. We co-own these 10 patents with the University of Cagliari, the Universite Montpellier II, or the University of Montpellier, and Le Centre National de la Recherche Scientifique, or CNRS, which have exclusively licensed their interest in the patents to us under an agreement described in the footnotes to the financial statements to this Annual Report on Form 10-K. In addition, the HCV patent portfolio includes U.S. Patent No. 7,138,376, which will expire in 2022, absent a patent term extension. We co-own this patent with CNRS, which has exclusively licensed its interest in the patents to us under an agreement described in the footnotes to the financial statements to this Annual Report on Form 10-K. The HCV patent portfolio further includes U.S. Patent No. 7,824,851, which will expire in 2023, absent a patent term extension. We co-own this patent with the University of Cagliari, which has exclusively licensed its interest in the patent to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes U.S. Patent No. 7,598,373, which will expire in 2023, absent a patent term extension, and is owned exclusively by us.
Hepatitis B Patent Portfolio and Licenses
As a result of the transfer of all our development, commercialization and manufacturing rights to Novartis relating to telbivudine, we also assigned to Novartis certain patent rights relating to telbivudine.
Our HBV patent portfolio includes at least 10 issued U.S. patents, at least one pending U.S. patent application, at least 49 granted foreign patents and at least 12 pending foreign patent applications, including patents pertaining to telbivudine.
Five issued U.S. patents are directed to methods of using telbivudine for the treatment of HBV: U.S. Patent Nos. 6,395,716, 6,569,837, 6,444,652, 6,566,344 and 7,795,238. These five U.S. patents are co-owned by us, CNRS and the University of Montpellier. Under an agreement with these entities described in the footnotes to the financial statements to this Annual Report on Form 10-K, CNRS and the University of Montpellier have exclusively licensed their interest in the patents to us. The term of U.S. Patent No. 6,569,837 has been extended and will expire in 2020 and the other four patents will expire in 2019.
Two issued U.S. patents are directed to valtorcitabine, as well as pharmaceutical compositions that include valtorcitabine: U.S. Patent Nos. 6,875,751 and 7,585,851, each entitled “3’-Prodrugs of 2’-Deoxy-ß-L-Nucleosides”. These patents will expire in 2021, absent a patent term extension.
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
HIV Patent Portfolio
Our HIV patent portfolio includes at least five issued U.S. patents, at least three pending U.S. applications, at least 58 granted foreign patents and at least 46 pending foreign patent applications.
Of these five issued U.S. patents, U.S. Patent No. 6,635,636 will expire in 2019, absent a patent term extension, and is owned exclusively by us. Absent patent term extensions, U.S. Patent Nos. 6,545,007, 6,710,068 and 7,365,090 will expire in 2021, 2022 and 2023, respectively, and are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us under an agreement described under the heading “Cooperative Laboratory Agreement”. U.S. Patent No. 7,534,809 will expire in 2025, absent a patent term extension, and is owned exclusively by us.
Competition
Our industry is highly competitive and subject to rapid technological changes. Significant competitive factors in our industry include product effectiveness, safety, timing and scope of regulatory approvals, price of products, availability of supply, patent protection and sales and marketing capabilities and resources.

Many of the companies competing against us have substantially greater financial, technical and other resources than we do. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic drug candidates as well as obtaining FDA and other regulatory approvals of products in order to market and sell those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. We also may compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have substantially less experience than our competitors.
Tyzeka®/Sebivo®, and any future products that we successfully develop, will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be efficacy, safety profile, convenience of dosing and price in comparison with available therapies.
Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HCV, HBV and HIV. Companies we expect to compete with in the HCV market include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co., Johnson & Johnson, Merck & Co., Inc., Pfizer, Inc., Bristol-Myers Squibb Company, InterMune, Inc., Gilead Sciences, Inc., Vertex Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., Pharmasset, Inc., Achillion Pharmaceuticals, Inc., Inhibitex, Inc., Enanta Pharmaceuticals, Inc., and Presidio Pharmaceuticals, Inc. We are aware of at least four small molecule products that are currently marketed in the United States and elsewhere for the treatment of HBV, excluding telbivudine, interferon alpha and pegylated interferon. The four approved therapies are lamivudine, marketed by GlaxoSmithKline plc as Epivir-HBV®; adefovir dipoxil, marketed by Gilead Sciences, Inc. as Hepsera®; entecavir, marketed by Bristol-Myers Squibb Company as Baraclude®; and tenofovir disoproxil fumerate, marketed by Gilead Sciences, Inc. as Viread®. Pegylated interferon alpha 2-a marketed by F. Hoffman-LaRoche & Co. is also approved for the treatment of HBV. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV. In addition to those companies listed above, our competitors include smaller privately-held companies.
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
Pharmaceutical Pricing and Reimbursement
In both domestic and foreign markets, sales of our products will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health agencies, managed care providers, private health insurers and other organizations. These third-party payers are increasingly challenging drug prices and are examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. Any drug candidates we successfully develop may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. The United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our drug candidates are approved for marketing. Adoption of new legislation could further limit reimbursement for pharmaceutical products. Regulations that may be enacted are likely to affect access to and reimbursement for pharmaceutical products. It is unclear precisely how new regulations will impact the availability of new and emerging drug products, including any products we may develop, alone or with a collaboration partner.
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

In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. The liver function tests returned to normal levels in the three subjects during follow-up visits. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. We filed a complete response to the FDA and in February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.
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
The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA may designate the submission for priority review. Priority review is granted to drug candidates that demonstrate a potential for significant improvement to approved products in terms of safety or efficacy in the treatment, diagnosis or prevention of serious or life-threatening conditions. The FDA’s decision to grant priority review is driven solely by the data submitted and cannot be assured in advance. Under the Prescription Drug User Fee Act, drug candidates that are given a priority review designation have a six month FDA review timeline.
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
If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter. If the NDA will not be approved by the FDA in its current form, the FDA will issue a complete response letter describing the NDA deficiencies and the required actions needed for approval, if appropriate. When and if those conditions have been met to the FDA’s satisfaction, the FDA may then issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of the NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.
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
If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may decide that the application does not satisfy the regulatory criteria for approval.
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
Centralized Procedure
The centralized procedure is currently mandatory for products developed by means of a biotechnological process and medicinal products which contain new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases.
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
Employees
As of December 31, 2010, we had 109 full time employees. We had 85 employees engaged in research, development and manufacturing functions, 33 of whom hold Ph.D. degrees. We also had 24 employees engaged in administration and finance activities.
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
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2010, before deciding to invest in our securities.
Factors Related to Our Business
The FDA placed one of our drug candidates, IDX184 on partial clinical hold and our business may be adversely affected if we are not able to continue to pursue development of IDX184 or if we are significantly delayed in developing IDX184.
Our primary research and development focus is the treatment of patients with HCV. Our most advanced compound under development is IDX184, a nucleotide polymerase inhibitor. Our other drug candidates for the treatment of HCV are in preclinical and early clinical stages of development. In the third quarter of 2010, we completed a dose-ranging phase IIa trial evaluating IDX184 in combination with pegylated interferon and ribavirin. Following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. in September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011. If we are not able to continue development of IDX184, or if our progress in development of IDX184 is slowed significantly, our business may be adversely affected.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational agents, which may delay or preclude their further development or regulatory approval, or limit their use if approved.
Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates, IDX184 and IDX320, were placed on clinical hold by the FDA due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.
We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.
We have incurred significant losses each year since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty payments associated with sales of this product. We have generated limited revenue from the sales of Tyzeka®/Sebivo® to date. Due to our limited Tyzeka®/Sebivo® sales history, there is risk in determining the potential future revenue associated with potential sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.
We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.
Our cash and cash equivalents balance was $46.1 million at December 31, 2010. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months from December 31, 2010. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
Our need for additional funding will depend in part on whether:
•	with respect to ‘761, GSK is able to continue clinical development of this drug candidate, following the clinical hold imposed by the FDA in February 2011, such that we receive certain clinical development milestone payments within the next 24 months;

•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties;

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•	the terms of a development and commercialization agreement, if any, that we enter into with respect to our drug candidate, IDX184, for the treatment of HCV. We are currently seeking a partner who will assist in the future development and commercialization of IDX184. Our efforts to find a partner may be slowed because the FDA has placed this drug candidate on partial clinical hold as a result of serious adverse events related to elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers.
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

Our future capital needs will also depend generally on many other factors, including:
•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV;

•	the cost of obtaining, maintaining and defending patents on our drug candidates and our processes;

•	the cost, timing and outcome of regulatory reviews;

•	any costs associated with changes in rules and regulations promulgated by the FDA related to the drug development process and/or clinical trials;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs related to litigation in which we may be involved or related to any claims made against us;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.
We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA and/or the EMEA for our drug candidates as we continue development of each of our drug candidates. The time and cost to complete clinical development of our drug candidates may vary as a result of a number of factors.
We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of February 15, 2011, Novartis owned approximately 43% of our outstanding common stock.
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
As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold.

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
As of December 31, 2010, our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past two years has caused previously held investments to become less liquid and decline in value. To mitigate the risk presented by holding illiquid securities, beginning in 2008, we shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For HCV, the current treatment is pegylated interferon in combination with ribavirin, a nucleoside analog. Two drug products, telaprevir and boceprevir, have been submitted for NDAs and could be approved for the treatment of HCV in combination with pegylated interferon and ribavirin in the coming year. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV.
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
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change.

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
To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, GSK’s ability to successfully develop and commercialize our NNRTI compounds, including IDX899, and our ability, or that of any future collaboration partner, to successfully commercialize other products we may successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of HBV in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with HBV. Effective October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. In February 2009, we entered into the GSK license agreement whereby GSK is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions. If GSK is unable to successfully develop ‘761 or any other compound licensed to it, we will not receive additional milestone or royalty payments from GSK.
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
Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such drug candidates. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed on clinical hold two of our HCV drug candidates, IDX184 and IDX320. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial.
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
If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to commence human clinical trials of any drug candidates;

•	GSK may be unable to continue human clinical trials of ‘761 or commence human clinical trials of any other licensed compound due to the clinical hold imposed by the FDA on ‘761 in February 2011;

•	Novartis may choose not to license our drug candidates and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or

•	we may not have the financial resources to continue the research and development of our drug candidates.
If our drug candidates fail to obtain United States and/or foreign regulatory approval, we and our partners will be unable to commercialize our drug candidates.
Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or GSK, in the case of an NNRTI, including ‘761, or other collaboration partners, must demonstrate that it can be manufactured in accordance with the FDA’s cGMP requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to GSK to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. For example, in September 2010, the FDA placed a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV. We discontinued the clinical development of IDX320 and in February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold and we do not know whether or when the FDA will allow GSK to continue development of ‘761. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.
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
As of February 15, 2011, Novartis owned approximately 43% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
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
Additionally, in January 2009, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to this amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.
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

We currently depend on Novartis for a significant portion of our revenues, for the continuing commercialization of Tyzeka®/Sebivo®and for support in the development of drug candidates Novartis could license from us in the future. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.
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
If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate. We may not be successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis and we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.

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
In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our former chief executive officer’s, Jean-Pierre Sommadossi, Ph.D., inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV drug candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV drug candidates and may assert that such losses include the settlement payments.
In July 2008, we, our former chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, us and those of our officers, directors and other stockholders who sold shares to Novartis, such losses and other losses it suffers as a result of any breach of the representations and warranties we made relating to our HBV drug candidates and may assert that such losses include the settlement payments.
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
Under the terms of the stockholders’ agreement, Novartis has the right to purchase, at par value of $0.001 per share, such number of shares of our capital stock that would be required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price, that is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis has waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010 and Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of February 15, 2011.
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
Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the GSK license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We are currently seeking a partner who will assist in the future development and commercialization of our drug candidate, IDX184, for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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
Our license agreement with GSK is important to our business. The milestone payments and royalties we could receive under our license agreement with GSK could be delayed, reduced or terminated if GSK terminates or fails to perform its obligations under its agreement with us or if GSK is unsuccessful in its sales efforts.
In February 2009, we entered into the GSK license agreement under which we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. Our potential revenues under this license agreement will consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including ‘761, by GSK, its affiliates and sublicensees. Milestone payments and royalties under this agreement will depend solely on GSK’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If GSK does not devote sufficient time and resources to its license agreement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.
If GSK were to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the milestone payments and royalties we could receive under the GSK license agreement could decrease or cease. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from GSK and/or revenues from product sales, if any, could be delayed, reduced or terminated.
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
We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Pharmasset, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms.

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
In May 2004, we and our former chief executive officer, Jean-Pierre Sommadossi, Ph.D., entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our former chief executive officer during the period from November 1999 to November 2002, at which time our former chief executive officer was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine and IDX184.
Under the terms of the settlement agreement, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our former chief executive officer during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis could be substantial.
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
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;

•	realization of license fees, achievement of preclinical and clinical milestones and sales thresholds under the GSK license agreement;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our other drug candidates;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results;

•	general and industry-specific economic conditions; and

•	the decision by Novartis to license a drug candidate that has completed a proof-of-concept clinical trial.
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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of February 15, 2011, we had 73,106,487 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,039,343 shares of common stock with a weighted average exercise price of $7.30 per share.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2010, we leased approximately 111,000 square feet of office and laboratory space. Our major leased properties are described below:

Approximate Square
Property Location	Feet	Use	Lease Expiration Date
Cambridge, MA	36,513 sq. ft.	Office Headquarters	December 2013

	39,014 sq. ft.	Office and Laboratory	December 2013

Montpellier, France	35,215 sq. ft.	Office and Laboratory	April 2017
During 2010 and 2009, we subleased portions of our office headquarters in Cambridge, MA to two third-parties. These sublease agreements expired in March 2010.

Item 3.	Legal Proceedings
None.

Item 4.	[Removed and Reserved]
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX”. On February 15, 2011 the closing price of our common stock, as reported on the NASDAQ Global Market, was $3.02 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low
2010
First quarter	$3.15	$2.12
Second quarter	5.34	2.80
Third quarter	6.11	2.57
Fourth quarter	5.37	3.07
2009
First quarter	$6.78	$1.86
Second quarter	4.15	3.00
Third quarter	5.45	2.75
Fourth quarter	3.22	1.81

Stockholders
On February 15, 2011, we had approximately 60 stockholders of record.
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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenues	$10,222	$12,616	$10,049	$68,028	$67,377
Operating expenses:
Cost of revenues	2,765	2,210	1,745	2,001	62
Research and development	44,506	41,867	53,887	85,839	96,080
General and administrative	23,439	21,467	27,130	63,348	56,954
Restructuring and impairment charges	2,238	1,506	297	8,744	—

Total operating expenses	72,948	67,050	83,059	159,932	153,096

Loss from operations	(62,726)	(54,434)	(73,010)	(91,904)	(85,719)
Other income, net	1,131	1,266	2,848	6,135	10,719
Gain on sale of equity securities	—	—	—	3,500	—
Income tax benefit (expense)	40	(51)	(44)	(246)	(87)

Net loss	$(61,555)	$(53,219)	$(70,206)	$(82,515)	$(75,087)

Basic and diluted net loss per common share	$(0.87)	$(0.87)	$(1.24)	$(1.47)	$(1.34)
Shares used in computing basic and diluted net loss per common share	70,715	61,498	56,403	56,169	56,005

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$46,115	$46,519	$41,509	$48,260	$55,892
Working capital	29,496	33,236	30,465	72,985	110,159
Total assets	69,884	76,650	79,780	160,540	228,465
Deferred revenue	2,623	1,025	—	—	—
Deferred revenue, related party	3,036	6,155	5,965	8,372	13,490
Deferred revenue, net of current portion	40,340	19,393	4,272	4,272	4,272
Deferred revenue, related party, net of current portion	28,588	30,776	35,790	41,861	40,471
Other long-term liabilities	12,058	13,590	12,789	14,835	2,251
Accumulated deficit	(623,736)	(562,181)	(508,962)	(438,756)	(355,941)
Total stockholders’ equity (deficit)	(31,096)	(5,453)	7,353	68,838	142,025

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as “Idenix”, “we”, “us” or “our”, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to discover multiple follow-ons and novel nucleoside/nucleotide drug candidates.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed, through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, now known as GSK2248761, or ‘761, to GlaxoSmithKline in February 2009. This agreement was assigned to ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively as “GSK”. In February 2011, GSK informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and IDX899:

Product/Drug
Indication	Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	Following a successfully completed proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients, we initiated a 14-day dose-ranging phase IIa clinical trial evaluating IDX184 in combination with pegylated interferon and ribavirin in treatment-naïve HCV genotype 1-infected patients. This clinical trial was completed in the third quarter of 2010 and demonstrated that IDX184 is safe, well tolerated and has potent HCV antiviral activity. We anticipate initiating a phase IIb 12-week clinical trial in the second half of 2011. Currently, our discovery efforts are concentrated on this class of drugs to develop multiple follow-ons and novel nucleoside/nucleotide drug candidates.

	Protease Inhibitors (IDX320)	In the first quarter of 2010, we completed a double-blind, placebo-controlled phase I clinical study evaluating single and multiple ascending doses of IDX320 in healthy volunteers. Based on the favorable safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients, which was completed in the third quarter of 2010. This three-day clinical trial demonstrated that IDX320 had potent HCV antiviral activity. The IDX320 program was discontinued following the three serious adverse events of liver injury in the 14-day phase I drug-drug interaction study of IDX184 and IDX320, discussed above. We have follow-on drug candidates in the protease inhibitor class that are currently in preclinical development. We anticipate selecting a clinical candidate with broad genotypic activity in 2011.

	Combination DAA Study (IDX184 and IDX320)	In the third quarter of 2010, we conducted a 14-day phase I drug-drug interaction study of IDX184 and IDX320 in 20 healthy volunteers. In September 2010, the FDA placed these drug candidates on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following this drug-drug interaction study. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of IDX320. In February 2011, the full clinical hold on IDX184 was removed, which is described in more detail above.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In the first quarter of 2010, we submitted a clinical trial application, or CTA, for a free acid form of IDX375. In the fourth quarter of 2010, we completed a phase I clinical study evaluating single and multiple doses of IDX375 in healthy volunteers. Based on the favorable safety and pharmacokinetic data from the phase I clinical study, we initiated a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients in the fourth quarter of 2010. After three days of dosing with 100 mg, 200 mg and 400 mg of IDX375 administered twice a day, mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively.

	NS5A Inhibitors	During 2010, we selected two lead candidates from our NS5A discovery program. We anticipate selecting a clinical candidate with broad genotypic activity and submitting an investigational new drug, or IND, or a CTA in 2011, assuming positive results from IND-enabling preclinical studies.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (IDX899 or ‘761)	In February 2009, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize IDX899, now known as ‘761. This drug candidate has progressed through long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers. In the fourth quarter of 2010, GSK initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
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

Set forth below were the third-party research and development expenses incurred in connection with our significant preclinical studies and clinical trials:

Disease		Years Ended December 31,
Indication	Product/Drug Candidate	2010	2009	2008
		(In Thousands)

HCV	Nucleotide Polymerase Inhibitors	$8,412	$6,052	$7,004
HCV	Protease Inhibitors	5,468	2,665	3,397
HCV	Non-Nucleoside Polymerase Inhibitor	3,678	3,537	2,308
HCV	Combination DAA study	747	—	—
HCV	Preclinical discovery program and other	513	517	1,604

HBV	Telbivudine (Tyzeka®/Sebivo®) and other	—	15	286

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor	(26)	(325)	3,978

		$18,792	$12,461	$18,577

As noted in the table above, our current research and development is focused on the treatment of HCV. In 2010, we had three drug candidates in clinical trials ranging from phase I to phase IIa as well as a combination DAA study with two of our drug candidates. These clinical trials resulted in a $6.0 million increase of HCV related third-party expenses as compared to 2009.
Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 40% ownership of our common stock pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the “development and commercialization agreement”. If Novartis licenses any of our drug candidates, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate.
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
We have incurred significant losses each year since our inception in May 1998 and at December 31, 2010, we had an accumulated deficit of $623.7 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to satisfy our cash needs for at least the next 12 months from December 31, 2010.
On October 28, 2010, Jean-Pierre Sommadossi, Ph.D., resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million, an option grant of approximately 0.3 million shares and acceleration of all unvested options. Additionally, on October 28, 2010, the board of directors appointed Ronald C. Renaud, Jr., to serve as president and chief executive officer.
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
We derived the majority of our total revenues from Novartis in 2010, 2009 and 2008 through the recognition of license fees, milestone payments, research and development expense reimbursements and royalty payments. Under the collaboration, Novartis paid us $117.2 million of non-refundable payments that have been recorded as deferred revenue. These deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. Additionally, we also receive royalty payments from Novartis based on net sales of Tyzeka®/Sebivo®.
We will continue to recognize revenue related to Novartis associated with the non-refundable payments as well as the royalty payments. We also anticipate recognizing additional revenues from our collaboration with Novartis, which may include license fees, development expense funding for our drug candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales, by us or Novartis, of our licensed drug candidates.

GlaxoSmithKline Collaboration
In February 2009, we entered into the GSK license agreement. In October 2009, GlaxoSmithKline assigned the GSK license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline. The GSK license agreement granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the “GSK stock purchase agreement”. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.
In March 2009, we received a $34.0 million payment from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. In 2010, we received a $6.5 million milestone payment for the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study related to the development of ‘761. We could also potentially receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales.
In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
Results of Operations
Comparison of Years Ended December 31, 2010 and 2009
Revenues
Revenues for the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$2,431	$7,968
Royalty revenue	3,800	3,704
Reimbursement of research and development costs	—	45

	6,231	11,717
Other revenue:
Collaboration revenue	3,954	854
Government grants	37	45

Total revenues	$10,222	$12,616

Collaboration revenue — related party consisted of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. During the years ended December 31, 2010, 2009 and 2008, collaboration revenue — related party was comprised of the following:
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
Collaboration revenue — related party was $6.2 million in 2010 as compared to $11.7 million in 2009. The $5.5 million decrease in license fee revenue was primarily due to $3.7 million related to the impact of Novartis’ stock subscription rights and $1.8 million due to adjusting the expected development period of our licensed drug candidates, which represents the period over which we recognize license fee revenue.

Collaboration revenue recognized under the GSK license agreement was $4.0 million in 2010 as compared to $0.9 million in 2009. The increase of $3.1 million was primarily due to the recognition of additional revenue related to the $6.5 million and $20.0 million milestone payments received from GSK in 2010. A cumulative catch-up of $0.5 million was recognized related to the $6.5 million milestone payment in the second quarter of 2010 and $2.2 million related to the $20.0 million milestone payment in the fourth quarter of 2010.
Cost of Revenues
Cost of revenues were $2.8 million in 2010 as compared to $2.2 million in 2009. The increase of $0.6 million was primarily a result of higher royalty payments due by us to a third-party related to the $6.5 million and $20.0 million milestone payments received from GSK in 2010.
Research and Development Expenses
Research and development expenses were $44.5 million in 2010 as compared to $41.9 million in 2009. The increase of $2.6 million was primarily due to $5.9 million of additional expenses in 2010 for a phase IIa clinical trial of IDX184, which was initiated in the fourth quarter of 2009, the phase I and proof-of-concept clinical studies of IDX320 and a combination phase I clinical study of IDX184 and IDX320, which were initiated in 2010. These costs were offset by $2.4 million in lower salaries and personnel related costs, mainly related to reduced headcount as a result of the restructurings in the United States and Europe.
We expect our research and development expenses for 2011 to be higher than the amount incurred in 2010 mainly related to our plans to initiate a phase IIb clinical trial for IDX184 in 2011. We plan to seek a partner that will assist in the further development and commercialization of IDX184, which would reduce future costs associated with IDX184.
We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.
General and Administrative Expenses
General and administrative expenses were $23.4 million in 2010 as compared to $21.5 million in 2009. The increase of $1.9 million was primarily due to $5.0 million of severance expense and share-based compensation expense related to Dr. Sommadossi’s resignation in October 2010. These costs were offset by $2.8 million lower consulting fees, salaries and personnel related costs, mainly related to reduced headcount as a result of the restructuring in the United States.
We expect general and administrative expenses in 2011 to be lower than expenses incurred in 2010 mainly due to the absence of the severance expense related to Dr. Sommadossi’s resignation.
Restructuring Charges
Restructuring charges were $2.2 million in 2010 as compared to $1.5 million in 2009. During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $2.1 million of the severance costs were paid and the remaining balance of $0.1 million continued to be accrued as of December 31, 2010.
In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of $1.2 million of employee severance costs and $0.3 million contract termination costs associated with closing the lab facility. There was no remaining amount accrued related to this restructuring as of December 31, 2010.
Other Income, Net
Other income, net was $1.1 million in 2010 which was substantially unchanged as compared to 2009.
Income Tax Benefit (Expense)
Income tax benefit was less than $0.1 million in 2010 which was substantially unchanged as compared to 2009.

Comparison of Years Ended December 31, 2009 and 2008
Revenues
Revenues for the years ended December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$7,968	$5,561
Royalty revenue	3,704	2,885
Reimbursement of research and development costs	45	1,369

	11,717	9,815
Other revenue:
Collaboration revenue	854	—
Government grants and other revenue	45	234

Total revenues	$12,616	$10,049

Collaboration revenue — related party was $11.7 million in 2009 as compared to $9.8 million in 2008. The majority of the increase was due to $2.4 million in additional license fee revenue recognized, mainly related to the impact of Novartis’ stock subscription rights, as well as $0.8 million in additional royalty payments associated with product sales of Tyzeka®/Sebivo® as compared to 2008. These amounts were partially offset by a $1.3 million decrease in the reimbursement of research and development costs from Novartis.
In 2009, we also recognized $0.9 million of collaboration revenue under the GSK license agreement.
Cost of Revenues
Cost of revenues were $2.2 million in 2009 as compared to $1.7 million in 2008. The increase of $0.5 million was primarily a result of higher royalty payments due by us to a third-party based on net sales of Tyzeka®/Sebivo® made by Novartis.
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
Restructuring Charges
Restructuring charges were $1.5 million in 2009 as compared to $0.3 million in 2008. In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. The $1.5 million restructuring charge recognized in 2009 consisted of $1.2 million of employee severance costs and $0.3 million of contract termination costs associated with closing the lab facility. As of December 31, 2009, $1.2 million of severance costs and $0.1 million of contract termination costs were paid and the remaining balance of $0.2 million continued to be accrued for contract termination costs.
Other Income, Net
Other income, net was $1.3 million in 2009 as compared to $2.8 million in 2008. The majority of the decrease was due to a lower amount of research and development credits that our French subsidiary was expected to receive as a result of incurring lower expenses in 2009 as compared to 2008.

Income Tax Expense
Income tax expense was less than $0.1 million in 2009 which was substantially unchanged as compared to 2008.
Liquidity and Capital Resources
Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009 and April 2010;

•	net proceeds from private placements of our common stock concurrent with our 2004 and 2005 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of February 15, 2011.
We have incurred losses in each year since our inception and at December 31, 2010, we had an accumulated deficit of $623.7 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We anticipate initiating a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin in the second half of 2011, which will likely require committing funds in the first half of 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and are currently seeking a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock, as described above. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to sustain operations for at least 12 months from December 31, 2010. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
As a result of Dr. Sommadossi’s resignation on October 28, 2010, he will receive severance payments of approximately $2.3 million, an option grant of approximately 0.3 million shares and acceleration of all unvested options. This amount is expected to be paid in 2011.
We had total cash, cash equivalents and marketable securities of $46.1 million and $48.1 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had $46.1 million in cash and cash equivalents. As of December 31, 2009, we had $46.5 million in cash and cash equivalents and $1.6 million in non-current marketable securities. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Due to the distress in the financial markets over the past few years certain investments have become less liquid and declined in value. To mitigate the risk presented by holding illiquid securities, beginning in 2008, we shifted our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of December 31, 2010, all of our investments were in government agency and treasury money market instruments.

Net cash used in operating activities was $28.1 million, $36.0 million and $62.8 million in 2010, 2009 and 2008, respectively. The decrease in cash used in operating activities in 2010 compared to 2009 was primarily due to the receipt of payments from GSK pursuant to the GSK license agreement. In 2010, we received $26.5 million in milestone payments as compared to $17.0 million in license fee payments in 2009. The decrease in cash used in operating activities in 2009 compared to 2008 was due primarily to less expenses in 2009 related to the transfer of the development of IDX899 to GSK and $17.0 million received from GSK pursuant to the GSK license agreement. Additionally, we incurred less operating expenses in 2009 as compared to 2008 due to reduced headcount and cost saving initiatives.
Net cash provided by investing activities was $0.7 million, $2.1 million and $55.3 million in 2010, 2009 and 2008, respectively. The decrease in cash provided by investing activities in 2010 and 2009 was due primarily to lower net proceeds from sales and maturities of our marketable securities as compared to 2008. This was attributable to lower cash balances invested in marketable securities in 2010 and 2009 due to the use of cash to fund operations.
Net cash provided by financing activities was $26.9 million, $38.3 million and $0.8 million in 2010, 2009 and 2008, respectively. The change in cash provided by financing activities in 2010 was primarily due to $17.0 million received in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement in March 2009. This amount is offset by $5.1 million in additional net proceeds we received in 2010 as compared to 2009 from the issuance of our common stock pursuant to underwritten agreements. The net cash provided by financing activities in 2008 was primarily due to the exercise of stock options by employees.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$11,606	$3,133	$5,718	$1,702	$1,053
Settlement payments and other agreements	1,413	1,249	164	—	—
Long-term obligations	8,478	—	1,199	—	7,279

Total contractual obligations	$21,497	$4,382	$7,081	$1,702	$8,332

Included in the table above is $9.3 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
As of December 31, 2010, we had $3.0 million of other long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2010.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received from GSK under the GSK license agreement. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, GSK or another collaborator.
In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents.
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
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010. However, we believe that the following critical accounting policies are important to the understanding and evaluating of our reported financial results.
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
Milestone Payments
Revenues from milestones related to an arrangement under which we have continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: a) the milestone is non-refundable; b) achievement of the milestone was not reasonably assured at the inception of the arrangement; c) substantive effort is involved to achieve the milestone; and d) the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as we complete our performance obligations.
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
Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, if any, payable by the option or award holder, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership. As of December 31, 2010, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $18.3 million, which has been recorded as additional paid-in capital. Of this amount, $4.9 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.4 million as a reduction of license fee revenue. For the year ended December 31, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.9 million, decreased deferred revenue by $0.9 million and decreased license fee revenue by $2.0 million.
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

Other Revenue
In February 2009, we entered into the GSK license agreement and granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. In May 2010, we received a $6.5 million milestone payment from GSK for the achievement of an operational preclinical milestone related to the development of ‘761. In November 2010, we received a $20.0 million milestone payment from GSK for the initiation of a phase IIb clinical study of ‘761. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized as revenue using the contingency adjusted performance method. The $43.5 million payments received from GSK were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up is recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments are received. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
Deferred Revenue
In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue, net of current portion in our consolidated balance sheets at December 31, 2010 and 2009 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.
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
Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2010, 2009 and 2008, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy seeks to manage our assets to achieve our goals of preserving principal and maintaining adequate liquidity. The distress in the financial markets over the past few years has caused certain investments to diminish liquidity and decline in value. Due to the failed auctions related to our auction rate security and the continued uncertainty in the credit markets, the market value of our securities may decline further and may prevent us from liquidating our holdings. To mitigate this risk, beginning in 2008, we began to shift our investments to instruments that carry less exposure to market volatility and liquidity pressures. As of December 31, 2010, all of our investments were in government agency and treasury money market instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The response to this Item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “Compensation of Directors” and “Sections 16(a) Beneficial Ownership Reporting and Compliance”.
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
The response to this Item is incorporated herein by reference to our 2011 Proxy Statement under the captions “Compensation of Executive Officers”, “Compensation Interlocks and Insider Participation” and “Compensation Committee Report”.
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
The response to this Item is incorporated herein by reference to our 2011 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Equity Compensation Plan Information”.

Item 13.	Certain Relationships, Related Transactions and Director Independence
The response to this Item is incorporated herein by reference to our 2011 Proxy Statement under the captions “Certain Relationships and Related Transaction”, “Employment Agreements” and “Corporate Governance — Director Independence”.

Item 14.	Principal Accountant Fees and Services
The response to this Item is incorporated herein by reference to our 2011 Proxy Statement under the captions “Audit Fees”, “Audit-Related Fees”, “All Other Fees” and “Pre-Approval Policies”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 7, 2011

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$46,115	$46,519
Restricted cash	411	411
Receivables from related party	840	1,049
Other receivables	—	1,505
Other current assets	2,124	2,096

Total current assets	49,490	51,580
Intangible asset, net	9,843	11,069
Property and equipment, net	7,179	10,091
Restricted cash	750	750
Marketable securities	—	1,584
Other assets	2,622	1,576

Total assets	$69,884	$76,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,558	$1,941
Accrued expenses	11,472	8,779
Deferred revenue	2,623	1,025
Deferred revenue, related party	3,036	6,155
Other current liabilities	305	444

Total current liabilities	19,994	18,344
Other long-term liabilities	12,058	13,590
Deferred revenue, net of current portion	40,340	19,393
Deferred revenue, related party, net of current portion	28,588	30,776

Total liabilities	100,980	82,103
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2010 and 2009; 73,091,514 and 66,365,976 shares issued and outstanding at December 31, 2010 and 2009, respectively	73	66
Additional paid-in capital	591,884	555,692
Accumulated other comprehensive income	683	970
Accumulated deficit	(623,736)	(562,181)

Total stockholders’ deficit	(31,096)	(5,453)

Total liabilities and stockholders’ deficit	$69,884	$76,650

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Collaboration revenue — related party	$6,231	$11,717	$9,815
Other revenue	3,991	899	234

Total revenues	10,222	12,616	10,049
Operating expenses:
Cost of revenues	2,765	2,210	1,745
Research and development	44,506	41,867	53,887
General and administrative	23,439	21,467	27,130
Restructuring charges	2,238	1,506	297

Total operating expenses	72,948	67,050	83,059

Loss from operations	(62,726)	(54,434)	(73,010)
Other income, net	1,131	1,266	2,848

Loss before income taxes	(61,595)	(53,168)	(70,162)
Income tax benefit (expense)	40	(51)	(44)

Net loss	$(61,555)	$(53,219)	$(70,206)

Basic and diluted net loss per common share	$(0.87)	$(0.87)	$(1.24)
Shares used in computing basic and diluted net loss per common share	70,715	61,498	56,403
The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
DECEMBER 31, 2010, 2009 and 2008
(IN THOUSANDS, EXCEPT SHARE DATA)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Loss
Balance at December 31, 2007	56,189,467	$56	$506,800	$738	$(438,756)	$68,838
Issuance of common stock upon exercise of stock options	339,067	1	729	—	—	730	—
Issuance of common stock with related party	10,325	—	35	—	—	35	—
Share-based compensation	—	—	5,402	—	—	5,402	—
Antidilution shares contingently issuable to related party	—	—	2,917	—	—	2,917	—
Net loss	—	—	—	—	(70,206)	(70,206)	$(70,206)
Net change in unrealized holding loss on marketable securities, net of tax	—	—	—	63	—	63	63
Cumulative translation adjustment	—	—	—	(426)	—	(426)	(426)

Comprehensive loss	—	—	—	—	—	—	$(70,569)

Balance at December 31, 2008	56,538,859	$57	$515,883	$375	$(508,962)	$7,353

Issuance of common stock upon exercise of stock options	90,987	—	150	—	—	150	—
Issuance of common stock with related party	11,466	—	28	—	—	28	—
Issuance of common stock to GlaxoSmithKline	2,475,728	2	16,998	—	—	17,000	—
Issuance of common stock, net of offering costs	7,248,936	7	21,163	—	—	21,170	—
Share-based compensation	—	—	4,614	—	—	4,614	—
Antidilution shares contingently issuable to related party	—	—	(3,144)	—	—	(3,144)	—
Net loss	—	—	—	—	(53,219)	(53,219)	$(53,219)
Net change in unrealized holding gain on marketable securities, net of tax	—	—	—	31	—	31	31
Cumulative translation adjustment	—	—	—	564	—	564	564

Comprehensive loss	—	—	—	—	—	—	$(52,624)

Balance at December 31, 2009	66,365,976	$66	$555,692	$970	$(562,181)	$(5,453)

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS — (CONTINUED)
DECEMBER 31, 2010, 2009 and 2008
(IN THOUSANDS, EXCEPT SHARE DATA)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Loss
Issuance of common stock upon exercise of stock options	207,346	—	494	—	—	494	—
Issuance of common stock with related party	57,520	—	145	—	—	145	—
Issuance of common stock, net of offering costs	6,460,672	7	26,259	—	—	26,266	—
Share-based compensation	—	—	6,417	—	—	6,417	—
Antidilution shares contingently issuable to related party	—	—	2,877	—	—	2,877	—
Net loss	—	—	—	—	(61,555)	(61,555)	$(61,555)
Cumulative translation adjustment	—	—	—	(287)	—	(287)	(287)

Comprehensive loss	—	—	—	—	—	—	$(61,842)

Balance at December 31, 2010	73,091,514	$73	$591,884	$683	$(623,736)	$(31,096)

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(61,555)	$(53,219)	$(70,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,576	5,186	5,403
Share-based compensation expense	6,417	4,614	5,402
Revenue adjustment for contingently issuable shares	1,956	(1,813)	1,714
Other	161	295	1,166
Changes in operating assets and liabilities:
Receivables from related party	209	(155)	10,302
Other receivables	1,610	3,959	(287)
Other current assets	(79)	(599)	2,001
Other assets	(1,112)	(524)	(279)
Accounts payable	620	(1,927)	(1,502)
Accrued expenses and other current liabilities	2,581	(980)	(7,173)
Deferred revenue	22,545	16,146	—
Deferred revenue, related party	(4,387)	(6,155)	(7,274)
Other liabilities	(1,593)	(788)	(2,021)

Net cash used in operating activities	(28,051)	(35,960)	(62,754)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(671)	(2,250)
Purchases of marketable securities	—	—	(15,641)
Sales and maturities of marketable securities	1,476	2,722	73,211

Net cash provided by investing activities	749	2,051	55,320

Cash flows from financing activities:
Proceeds from exercise of common stock options	494	150	730
Proceeds from issuance of common stock to related party	145	28	35
Proceeds from issuance of common stock, net of offering costs	26,266	38,170	—

Net cash provided by financing activities	26,905	38,348	765
Effect of changes in exchange rates on cash and cash equivalents	(7)	571	(82)

Net increase (decrease) in cash and cash equivalents	(404)	5,010	(6,751)
Cash and cash equivalents at beginning of year	46,519	41,509	48,260

Cash and cash equivalents at end of year	$46,115	$46,519	$41,509

Supplemental disclosure of cash flow information:
Taxes paid	$25	$57	$132
Supplemental disclosure of non-cash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	2,877	(3,144)	2,917
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
In September 2010, the U.S. Food and Drug Administration, or FDA, placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following the 14-day drug-drug interaction study. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, or ‘761, to GlaxoSmithKline in February 2009. In October 2009, GlaxoSmithKline assigned this agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline, which we refer to collectively as “GSK”. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
On October 28, 2010, Jean-Pierre Sommadossi, Ph.D. resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million, an option grant of approximately 0.3 million shares and acceleration of all unvested options. Additionally, on October 28, 2010, the board of directors appointed Ronald C. Renaud, Jr., to serve as president and chief executive officer.
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
We have incurred losses in each year since our inception and at December 31, 2010, we had an accumulated deficit of $623.7 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We anticipate initiating a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV in the second half of 2011, which will likely require committing funds in the first half of 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and are currently seeking a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below 43%. As of February 15, 2011, Novartis owned approximately 43% of our outstanding common stock. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and our ability and intent to manage expenditures will be sufficient to sustain operations for at least 12 months from December 31, 2010. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2. Summary of Significant Accounting Policies
Significant accounting policies applied by us in the preparation of our consolidated financial statements were as follows:
Principles of Consolidation
The accompanying consolidated financial statements reflect the operations of Idenix and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
We evaluated all events or transactions that occurred after December 31, 2010.
Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. The reclassifications had no effect on the reported net loss.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations. This standard may impact us in the event we complete future transactions or modify existing collaborative relationships.
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
Use of Estimates and Assumptions
The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, judgments and methodologies, including those related to revenue recognition, our collaborative relationships, clinical trial expenses, impairment and amortization of long-lived assets including intangible assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies, litigation and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.
In connection with certain of our operating lease commitments (Note 15), we issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and receivables from related party. We invest our excess cash, cash equivalents and marketable securities in interest bearing accounts at major United States financial institutions. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.
At December 31, 2010 and 2009, all of our receivables from related party were due from Novartis. Included in the receivables from related party balances were royalties associated with the sales of Tyzeka®/Sebivo® under the collaborative agreement with Novartis in the normal course of business. Revenue from Novartis represented the majority of our revenues for the years ended December 31, 2010, 2009 and 2008.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Marketable Securities
We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our marketable securities with remaining final maturities of 12 months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable securities to the extent we do not expect to be required to liquidate them before maturity. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in other comprehensive loss. Realized gains and losses are determined using the specific identification method and are included in other income, net in our consolidated financial statements.
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
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Our money market investments have calculated net asset values and are therefore classified as Level 2. We had one security classified as Level 3 as of December 31, 2009, which was an auction rate security that did not actively trade. We determined the fair value of the security based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. We also considered in determining the fair value the rating of the security by investment rating agencies and whether or not the security was backed by the United States government. This auction rate security was sold in June 2010.
Intangible Asset
Our intangible asset relates to a settlement agreement entered into by and among us along with our former chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 15. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, includes a full release of all claims, contractual or otherwise, by the parties.
Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. We are amortizing $15.0 million related to this settlement payment to UAB and related entities over the life of the agreement, or August 2019.
The following table is a rollforward of our intangible asset as shown in our consolidated balance sheets:

	December 31,
	2010	2009
	(In Thousands)

Beginning balance	$11,069	$12,387
Amortization expense	(1,226)	(1,318)

Ending balance	$9,843	$11,069

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
As of December 31, 2010, accumulated amortization was $5.2 million. Amortization expense for this asset is anticipated to be $1.1 million per year through December 31, 2015 and $4.3 million through the remaining term of the expected economic benefit of the asset.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets, except for leasehold improvements which are amortized using the straight-line method over the shorter of the asset life or the related lease term. Upon disposal of property and equipment, the related cost and accumulated depreciation is removed from the asset accounts and any resulting gain or loss is included in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.
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
No impairment charges were recognized for the years ended December 31, 2010, 2009 and 2008.
Revenue Recognition
Revenue is recognized in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.
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
Milestone Payments
Revenues from milestones related to an arrangement under which we have continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: a) the milestone is non-refundable; b) achievement of the milestone was not reasonably assured at the inception of the arrangement; c) substantive effort is involved to achieve the milestone; and d) the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as we complete our performance obligations.
Where we have no continuing involvement or obligations under a collaborative arrangement, we record milestone revenue when we receive appropriate notification of achievement of the milestones by the collaboration partner.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Other Revenue
In February 2009, we entered into a license agreement with GSK, which we refer to as the “GSK license agreement”. Under the GSK license agreement, we granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI, compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. Under this agreement, in March 2009, we received a $17.0 million non-refundable license fee payment. In May 2010, we received a $6.5 million milestone payment from GSK for the achievement of an operational preclinical milestone related to the development of ‘761. In November 2010, we received a $20.0 million milestone payment from GSK for the initiation of a phase IIb clinical study of ‘761. This agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The $43.5 million payments received from GSK were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up is recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments are received. In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
Government research grants that provide for payments to us for work performed are recognized as revenue when the related expense is incurred and we have obtained governmental approval to use the grant funds for these expenses.
Deferred Revenue
In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue, net of current portion in our consolidated balance sheets at December 31, 2010 and 2009 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Research and Development Expenses
All costs associated with internal research and development and external research and development services, including preclinical and clinical trial studies are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, license fees and share-based compensation.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders’ deficit that are excluded from net loss. We include foreign currency translation adjustments for subsidiaries in which the functional currency is not the U.S. dollar and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of stockholders’ deficit and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2010, 2009 and 2008.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement. In September 2007, we entered into an amendment to the development and commercialization agreement, which we refer to as the “2007 amendment”. Pursuant to the 2007 amendment, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations, including ongoing related expenses to telbivudine (Tyzeka®/Sebivo®). We do not expect to receive any additional regulatory milestones for telbivudine. In October 2007, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. We recognized $3.8 million, $3.7 million and $2.9 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the years ended December 31, 2010, 2009 and 2008, respectively.
In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of HCV. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We are currently seeking a partner who will assist in the future development and commercialization of this drug candidate.
To date, we have received $117.2 million of non-refundable payments from Novartis that have been recorded as deferred revenue. The $117.2 million received from Novartis consisted of a $25.0 million license fee for valopicitabine, a $75.0 million license fee for telbivudine (Tyzeka®/Sebivo®) and valtorcitabine, offset by $0.1 million in interest costs, a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia, $2.3 million in reimbursement costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine and a $10.0 million milestone payment for the regulatory approval of Sebivo® in the European Union. These payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. In the second quarter of 2010, we adjusted the period over which we amortize the deferred payments to be through May 2021 based on current judgements related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $4.4 million, $6.2 million and $7.3 million as revenue during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are impacted by Novartis’ stock subscription rights described below.
As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding capital stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of February 15, 2010, Novartis owned approximately 43% of our outstanding stock.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Novartis’ Stock Subscription Rights
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
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009, we received approval from Novartis to issue capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. Pursuant to this shelf registration, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings and its ownership was diluted from approximately 53% prior to the August 2009 offering to approximately 43% as of February 15, 2011.
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
As of December 31, 2010, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $18.3 million, which has been recorded as additional paid-in capital. Of this amount, $4.9 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.4 million as a reduction of license fee revenue. For the year ended December 31, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.9 million, decreased deferred revenue by $0.9 million and decreased license fee revenue by $2.0 million. For the year ended December 31, 2009, the impact of Novartis’ stock subscription rights has reduced additional paid-in capital by $3.1 million, increased deferred revenue by $1.3 million and increased license fee revenue by $1.8 million. For the year ended December 31, 2008, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.9 million, reduced deferred revenue by $1.2 million and reduced license fee revenue by $1.7 million.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
4. Net Loss per Common Share
The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(61,555)	$(53,219)	$(70,206)
Basic and diluted weighted average number of common shares outstanding	70,715	61,498	56,403
Basic and diluted net loss per common share	$(0.87)	$(0.87)	$(1.24)
The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)

Options	7,032	5,560	5,678
Contingently issuable shares to related party	1,735	—	1,871

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
5. Marketable Securities and Fair Value Measurements
We invest our cash in accounts held at large U.S. based financial institutions and consider our investment portfolio as marketable securities available-for-sale. The fair values of available-for-sale investments by type of security were as follows:

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)

Type of security:
Money market funds	$17,719	$—	$—	$17,719

	$17,719	$—	$—	$17,719

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
	(In Thousands)

Type of security:
Money market funds	$40,806	$—	$—	$40,806
Auction rate security	1,584	—	—	1,584

	$42,390	$—	$—	$42,390

For the years ended December 31, 2010 and 2009, $17.7 million and $40.8 million, respectively, of our investments were classified as cash equivalents and included as part of cash and cash equivalents in the consolidated balance sheets. For the year ended December 31, 2009, we held an auction rate security valued at $1.6 million. This investment was classified as marketable securities, non-current on our consolidated balance sheet and had a maturity date of greater than ten years.
The following table is a rollforward of our assets whose fair value is determined on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2010	2009
	(In Thousands)

Beginning balance	$1,584	$1,710
Purchases, sales and settlements	(1,476)	—
Total realized/unrealized losses recognized in earnings	(108)	(126)

Ending balance	$—	$1,584

For the years ended December 31, 2010 and 2009, our cash equivalents were classified as Level 2 assets. At December 31, 2009, we held one investment in an auction rate security, which did not actively trade. This security was classified as Level 3 and represented 3.7% of total assets that were measured on a recurring basis as of December 31, 2009. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history as of December 31, 2009. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at December 31, 2009. Due to our intent to sell the investment and the calculated fair value being less than the cost basis, we deemed the decline of the security’s estimated valuation to be other-than-temporary and recorded an impairment charge of $0.1 million in the year ended December 31, 2009. The fair value of the security was estimated to be $1.6 million at December 31, 2009. In the six months ended June 30, 2010, we sold this security for $1.5 million and recognized a realized loss of $0.1 million.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
6. Property and Equipment, Net
Property and equipment consisted of the following:

	Estimated
	Useful Life	December 31,
	(Years)	2010	2009
		(In Thousands)

Scientific equipment	7	$6,740	$8,243
Computer equipment and software	2	4,021	3,972
Enterprise software	5	2,599	2,599
Office furniture and equipment	5 – 7	1,386	1,546
Leasehold improvements	*	10,287	11,488
Construction-in-progress		94	36

		25,127	27,884
Less — accumulated depreciation		(17,948)	(17,793)

		$7,179	$10,091

*	Shorter of asset life or lease term
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $3.4 million, $3.9 million and $4.2 million, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2010	2009
	(In Thousands)

Research and development contract costs	$1,948	$1,342
Payroll and benefits	3,232	3,930
Professional fees	797	647
Short-term portion of accrued settlement payment	1,086	710
Restructuring costs	147	416
Severance payments	2,297	—
Other	1,965	1,734

	$11,472	$8,779

On October 28, 2010, Jean-Pierre Sommadossi, Ph.D., resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with Dr. Sommadossi’s resignation, he will receive severance payments of approximately $2.3 million that was included in severance payments above.
8. Restructuring Charges
During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. Of this amount, $2.1 million of the severance costs were paid and the remaining balance of $0.1 million continued to be accrued as of December 31, 2010.
In June 2009, we closed our lab facility in Cagliari, Italy and eliminated 18 employee positions as a result of continuing cost saving initiatives. We recognized a charge of $1.5 million for the quarter ended June 30, 2009. This amount consisted of $1.2 million of severance costs and $0.3 million of contract termination costs associated with closing the lab facility. At December 31, 2009, the $0.4 million accrued expense related to restructuring costs included $0.2 million related to the closing of our facility in Cagliari, Italy in 2009 and $0.2 million related to exiting space at our Montpellier, France research facility. There was no amount accrued as of December 31, 2010 related to this restructuring.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
9. Equity Incentive Plans and Share-Based Compensation
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
In July 2004, we adopted the 2004 stock incentive plan, or the 2004 plan. The 2004 plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted and unrestricted stock awards for the purchase of an aggregate of 0.8 million shares of common stock.
In June 2005, we adopted the 2005 stock incentive plan, or the 2005 plan. The 2005 plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards, or awards. The 2005 plan, as approved by our stockholders, provided for the authorization of awards covering an aggregate of 2.2 million shares of common stock plus 0.8 million shares previously authorized for issuance under the 2004 plan. In connection with our public offering in October 2005, our board of directors reduced the number of shares of common stock reserved for issuance under the 2005 plan to 1.4 million shares. In March 2006, our board of directors authorized the restoration of the reserve of 1.6 million shares for issuance under the 2005 plan. In May 2007, our stockholders approved an amendment to the 2005 plan increasing the number of shares of common stock from 3.0 million to 6.0 million shares. In June 2010, our stockholders approved an amendment to the 2005 plan increasing the number of shares of common stock from 6.0 million to 9.0 million shares.
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
The following table shows share-based compensation expense as included in our consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)

Research and development	$1,214	$1,546	$2,005
General and administrative	5,203	3,068	3,397

Total share-based compensation expense	$6,417	$4,614	$5,402

Share-based compensation expense is based on awards ultimately expected to vest. During the years ended December 31, 2010, 2009 and 2008, because substantially all of our stock option grants vest monthly, share-based employee compensation expense includes the actual impact of forfeitures.
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Years Ended December 31,
	2010	2009	2008

Weighted average fair value of options	$2.03	$3.12	$2.99
Risk-free interest rate	1.97%	1.94%	2.83%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	5.1	5.1	5.1
Expected volatility	70.9%	70.2%	63.2%
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes option activity under the equity incentive plans:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	per Share	Contractual Term	Value
				(In Thousands)
Options outstanding at December 31, 2009	5,559,727	$7.72
Granted	2,280,721	$3.67
Cancelled	(601,366)	$7.23
Exercised	(207,346)	$2.38

Options outstanding at December 31, 2010	7,031,736	$6.61	5.13	$4,958

Options exercisable at December 31, 2010	5,465,719	$7.35	4.11	$3,184
Options vested and expected to vest at December 31, 2010	6,832,069	$6.69	5.01	$4,711
The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2010, based on the closing price of our common stock of $5.04 on that date.
The total intrinsic value of stock options exercised, which represents the amount by which the fair market value exceeded the exercise price, during 2010, 2009 and 2008 was $0.5 million, $0.2 million and $1.3 million, respectively.
On October 28, 2010, Jean-Pierre Sommadossi, Ph.D., resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with Dr. Sommadossi’s resignation, he was granted approximately 0.3 million options and acceleration of all unvested options. The related share-based compensation expense recognized in 2010 was $2.7 million.
We had an aggregate of $3.7 million of share-based compensation expense as of December 31, 2010 remaining to be amortized over a weighted average expected term of 2.43 years.
10. Income Taxes
Our effective income tax rate differs from the statutory federal income tax rate was as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory rate benefit	(34)%	(34)%	(34)%
State tax benefit, net of federal expense (benefit)	(2)	2	1
Permanent items	1	(1)	1
Other	1	(3)	—
Valuation allowance	34	36	32

Effective income tax rate	0%	0%	0%

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The components of our net deferred taxes were as follows:

	December 31,
	2010	2009
	(In Thousands)

Depreciation	$1,672	$1,340
Development contracts	1,233	1,436
Nonqualified stock options	7,202	5,450
Deferred licensing income	16,916	13,020
Accrued expenses and other	2,669	3,137
Capitalized research costs	58,661	51,838
Research and development credits	9,632	9,143
Foreign tax credit carryforward	877	877
Net operating carryforwards	90,656	82,063
Valuation allowance	(189,518)	(168,304)

Deferred tax asset	$—	$—

As of December 31, 2010, we had United States federal and state net operating loss carryforwards of $244.0 million and $145.2 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2011. Approximately $9.0 million of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. We have federal and state research and development credits of $7.6 million and $3.1 million, respectively. The federal research and development credits begin to expire in 2022 and the state credits begin to expire in 2021. We also have foreign credit carryforwards of $0.9 million, which begin to expire in 2016.
Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.
Our management has evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred licensing income, capitalized research costs and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $189.5 million has been established at December 31, 2010.
There were no significant changes to the balance of unrecognized tax benefits in 2010 or 2009 as compared to 2007 when we adopted FASB guidance related to unrecognized tax benefits. The total amount of unrecognized tax benefits was $1.5 million at December 31, 2010. Of this amount, $0.4 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets.
Our policy is to classify interest and penalties associated with uncertain tax positions as other income, net in our consolidated statements of operations. As of December 31, 2010, we have accrued $0.5 million related to interest and penalties for uncertain tax positions. Of this amount, less than $0.1 million, $0.2 million and $0.1 million was included in other income, net for the years ended December 31, 2010, 2009 and 2008, respectively.
The open tax years by major jurisdiction are: a) the years ended December 31, 2007 through 2009 for the United States; and b) the years ended December 31, 2008 and 2009 for France.
11. Employee Benefit Plans
We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) plan. The 401(k) plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all of our United States employees who meet minimum age and service requirements.
We match 25% of employee contributions up to 6% of participants’ annual compensation. We made contributions to the 401(k) plan of $0.1 million in each of the years ended December 31, 2010, 2009 and 2008.
We are required by statute to maintain a defined benefit plan for our employees in France. We have recorded $0.3 million and $0.4 million in other long-term liabilities related to this benefit plan as of December 31, 2010 and 2009, respectively.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
12. Related Party Transactions
In connection with the development and commercialization agreement, we have generated revenues from Novartis related to royalty revenue associated with the sale of Tyzeka®/Sebivo®, license payments and reimbursements of certain research and development expenses in the amount of $6.2 million, $11.7 million and $9.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. All amounts included in receivables from related party at December 31, 2010 and 2009 are due from Novartis. We also included $31.6 million and $36.9 million as deferred revenue as of December 31, 2010 and 2009, respectively, relating to non-refundable payments received from Novartis.
13. Segment Reporting
We operate in a single segment, we have no organizational structure dictated by product lines, geography or customer type and all significant revenues are generated from operations in the United States. The following table presents total long-lived assets by geographic area:

	December 31,
	2010	2009
	(In Thousands)

United States	$5,301	$7,346
France	1,878	2,745

	$7,179	$10,091

14. Collaborative Agreements and License Agreements
Our collaborative agreement with Novartis is fully described in Note 3 to the consolidated financial statements.
GlaxoSmithKline Collaboration
In February 2009, we entered into the GSK license agreement. In October 2009, GlaxoSmithKline assigned the GSK license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline. The GSK license agreement granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the “GSK stock purchase agreement”. Under the GSK stock purchase agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.
In March 2009, we received $34.0 million from GSK, which consisted of a $17.0 million license fee payment under the GSK license agreement and $17.0 million under the GSK stock purchase agreement. In May 2010, we received a $6.5 million related to the achievement of a preclinical operational milestone and in November 2010, we received a $20.0 million milestone payment for the initiation of a phase IIb clinical study related to the development of ‘761. Pursuant to the GSK license agreement, we could also potentially receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if GSK, its affiliates or its sublicensees desire to develop ‘761 for an indication other than HIV, or if GSK intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.
The GSK license agreement has performance obligations, including joint committee participation and GSK’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The $43.5 million payments from GSK were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments are received. We recognized $4.0 million and $0.9 million of collaboration revenue for the years ended December 31, 2010 and 2009, respectively, and recorded $38.7 million and $16.1 million of deferred revenue as of December 31, 2010 and 2009, respectively, relating to payments received from GSK.
In February 2011, GSK informed us that the FDA placed ‘761 on clinical hold. GSK has full responsibility for the development of ‘761, including any regulatory interactions.
Under the terms of the GSK stock purchase agreement, in June 2009, we filed a registration statement with the SEC covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms, provided that such underwritten offering occurs after the first anniversary of the closing date. The GSK stock purchase agreement may be terminated by mutual agreement of the parties.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
University of Cagliari
In January 1999, we entered into a cooperative antiviral research activity agreement, as amended with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari pursuant to which we acquired an exclusive license to certain antiviral technology. We are required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. We were also required to make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement terminated in December 2010. We incurred expenses of approximately $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, in connection with this agreement. There were no significant expenses incurred during 2010.
In December 2000, we and the University of Cagliari also entered into a license agreement pursuant to which we were granted an exclusive license under certain patent rights resulting from specified research activities. In May 2003, we, the University of Cagliari and Novartis entered into an amendment of these agreements, pursuant to which Novartis was granted the right, under certain circumstances, to prosecute and enforce patents resulting from the research activities, and to assume our rights under the agreement if the agreement terminates due to an uncured breach of the agreement by us. In October 2005, we and the University of Cagliari amended such agreements in a manner that will require certain payments to the University of Cagliari if we receive license fees or milestone payments in connection with a sublicense by us of technology covered by the agreements between the University of Cagliari and us.
In March 2009, GSK became a party to the cooperative research program and exclusive license agreement we have with the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to GSK under the GSK license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the payments we received from GSK. Although certain patent rights licensed to GSK are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to GSK was co-developed by anyone on the faculty of the University of Cagliari, such co-development will fall within the existing arrangements with the University of Cagliari and no additional payments would be due by us.
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
We also have recorded $4.3 million included as deferred revenue, net of current portion in our consolidated balance sheets at each of December 31, 2010 and 2009 representing amounts received from Sumitomo that have not been included in revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, we will be reimbursed by Novartis for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
15. Commitments and Contingencies
Lease Arrangements
We lease our facilities and certain equipment under operating leases. Our lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately $3.3 million, $3.0 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under lease arrangements at December 31, 2010 were as follows:

Operating
Years Ending December 31,	Leases
(In Thousands)

2011	$3,133
2012	2,921
2013	2,797
2014	857
2015	845
2016 and thereafter	1,053

Total	$11,606

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
In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years, expiring in April 2017 but is cancellable by either party after six years. The lease agreement also includes an option entitling us to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term. In January 2011, we amended this lease agreement to terminate the lease of certain floors in the building.
In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. We entered into amendments to this lease agreement to lease additional office space in the same building. The term of the lease for all office space being rented under this lease agreement and its amendments expired in March 2010. In 2010, we extended the term of the lease through December 2013 for certain floors of the building under the same conditions of the original agreement. We also have been provided allowances totaling $1.2 million to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent which is being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we have on deposit with that bank. The letter of credit expires in May 2011. In 2010 and 2009, we subleased portions of our Cambridge office space to two third-parties. As of December 31, 2010 and 2009, we received less than $0.1 million and $0.3 million in sublease payments, respectively. The sublease income reduced the rental expense through March 2010 when the sublease agreements expired.
Contingencies
Hepatitis C Drug Candidates
In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2010.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
We have potential payment obligations under the license agreement with the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received from GSK under the GSK license transaction. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, GSK or another collaborator.
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
In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents.
Legal Contingency
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
16. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In Thousands, Except per Share Data)
2010
Total revenues	$2,683	$1,316	$3,788	$2,435	$10,222
Total operating expenses	19,335	17,915	16,643	19,055	72,948
Net loss	(16,212)	(16,256)	(12,930)	(16,157)	(61,555)
Basic and diluted net loss per common share	(0.24)	(0.23)	(0.18)	(0.22)	(0.87)
2009
Total revenues	$4,011	$2,449	$3,107	$3,049	$12,616
Total operating expenses	17,326	18,755	15,102	15,867	67,050
Net loss	(12,926)	(16,314)	(11,667)	(12,312)	(53,219)
Basic and diluted net loss per common share	(0.23)	(0.28)	(0.18)	(0.19)	(0.87)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.
Date: March 7, 2011	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ Daniella Beckman Daniella Beckman	Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2011

/s/ Charles Cramb Charles Cramb	Director	March 7, 2011

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 7, 2011

/s/ Thomas Hodgson Thomas Hodgson	Director	March 7, 2011

/s/ Tamar Howson Tamar Howson	Director	March 7, 2011

/s/ Robert Pelzer Robert Pelzer	Director	March 7, 2011

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 7, 2011

/s/ Anthony Rosenberg Anthony Rosenberg	Director	March 7, 2011

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC
Number	Description	Form	No.	Date	File Number

	Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839

3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2007	3.4	3/14/2008	000-49839

3.5	Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839

4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157

	Material contracts — real estate

10.1	Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157

10.2	Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157

10.3	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157

10.4	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.5	+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839

10.6		Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839

10.7		Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839

10.8		First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 6/30/2006	10.3	8/8/2006	000-49839

10.9		Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 9/30/2006	10.1	11/8/2006	000-49839

10.10		Third Amendment of Lease, dated July 23, 2009, between RB Kendall Fee, LLC and the Registrant	10-Q for 9/30/2009	10.1	10/29/2009	000-49839

10.11		Fourth Amendment of Lease, dated June 29, 2010, between RB Kendall Fee, LLC and the Registrant	10-Q for 6/30/2010	10.3	7/27/2010	000-49839

		Material contracts Novartis Pharma AG and GlaxoSmithKline

10.12		Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1	10.28	12/15/2003	333-111157

10.13		Amendment No. 1 to Letter Agreement, dated on or about January 28, 2009, by and between the Registrant and Novartis Pharma AG	8-K	10.3	2/6/2009	000-49839

10.14	+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157

10.15		Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.19	12/15/2003	333-111157

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.16	+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1 Amendment 3	10.24	7/6/2004	333-111157

10.17	+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157

10.18	+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839

10.19	+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-K for 12/31/2005	10.14	3/16/2006	000-49839

10.20	+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.1	11/8/2007	000-49839

10.21		Amendment No. 5 to the Development License and Commercialization Agreement, dated on or about January 28, 2009, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	8-K	10.2	2/6/2009	000-49839

10.22	+	Transition Services Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.2	11/8/2007	000-49839

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.23		Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20	3/17/2005	000-49839

10.24		Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839

10.25	+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27	7/6/2004	333-11115

10.26		Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22	3/17/2005	000-49839

10.27	+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.1	8/8/2006	000-49839

10.28	+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.2	8/8/2006	000-49839

10.29		Stock Purchase Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	8-K	10.1	2/6/2009	000-49839

10.30	+	License Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	10-K for 12.31.2008	10.28	3/4/2009	000-49839

10.31	+	First Amendment of License Agreement, dated May 20, 2010, between the Registrant and ViiV Healthcare Company, successor to SmithKline Beecham Corporation	10-Q for 6/30/2010	10.2	7/27/10	000-49839

		University of Cagliari

10.32	+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16	12/15/2003	333-111157

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.33	+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17	12/15/2003	333-111157

10.34	+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157

10.35	+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10.18.1	7/6/2004	333-111157

10.36		Collaborative Activities	S-1	10.18.2	7/6/2004	333-111157

10.37	+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita degli Studi di Cagliari	10-Q for 9/30/2005	10.1	11/08/2005	000-49839

10.38	+	Amendment Agreement, dated February 4, 2009, by and among the Registrant, Idenix SARL, SmithKline Beecham Corporate, Universita degli Studi di Cagliari and Paolo LaColla	10-K for 12/31/2008	10.35	3/4/2009	000-49839

		Miscellaneous

10.39		License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31	6/1/2004	333-111157

10.40	+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.21	12/15/2003	333-111157

10.41		Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.20	12/15/2003	333-111157

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.42		Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157

10.43	+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157

10.44		Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157

10.45		Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	6/1/2004	333-111157

10.46		Settlement Agreement, effective June 1, 2008, by and among the Registrant, Jean-Pierre Sommadossi, the University of Montpellier II, Le Centre National de la Recherche Scientifique, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, the University of Alabama Research Foundation and Emory University	8-K	10.1	8/5/2008	000-49839

10.47		Master Service Agreement, dated April 1, 2008, by and between the Registrant and Parexel International LLC	10-Q for 6/30/2008	10.1	8/7/2008	000-49839

10.48	+	Agreement, dated December 3, 2008, by and between the Registrant and Paolo LaColla	10-K for 12/31/2008	10.46	3/4/2009	000-49839

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.49	+	Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant	10-Q for 9/30/2009	10.2+	10/29/2009	000-49839

10.50		Master Agreement for Clinical Research Services, dated January 30, 2009, by and between Registrant and ACLIRES International, Ltd.	10-K for 12/31/2009	10.49	3/9/2010	000-49839

		Material contracts — management contracts and compensatory plans

10.51	#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.2	6/13/2005	000-49839

10.52	#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.3	6/13/2005	000-49839

10.53	#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839

10.54	#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839

10.55	#	2005 Stock Incentive Plan, as amended	10-Q for 6/30/2010	10.1	7/27/2010	000-49839

10.56	#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157

10.57	#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	6/1/2004	333-111157

10.58	#	Separation and General Release Agreement, dated as of December 23, 2010, by and between the Registrant and Jean-Pierre Sommadossi	8-K	10.1	12/30/2010	000-49839

10.59	#	Employment Letter, dated December 1, 2010, by and between the Registrant and Ronald C. Renaud, Jr.	8-K	10.1	12/6/2010	000-49839

10.60	#	Employment Letter, dated December 8, 2010, by and between the Registrant and Douglas L. Mayers, M.D.	*

Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC
Number		Description	Form	No.	Date	File Number

10.61	#	Employment Letter, dated December 9, 2010, by and between the Registrant and David N. Standring, PH.D.	*

10.62	#	Employment Letter, dated November 30, 2010, by and between the Registrant and Maria Stahl	*

Additional Exhibits

21.1		Subsidiaries of the Company	*

23.1		Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2		Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2		Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission