Form 10-Q
period 2011-03-31
IDENIX PHARMACEUTICALS INC
filed 2011-04-28
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2011, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 95,995,226 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$31,407	$46,115
Restricted cash	411	411
Receivables from related party	1,024	840
Other current assets	2,029	2,124

Total current assets	34,871	49,490
Intangible asset, net	9,559	9,843
Property and equipment, net	6,637	7,179
Restricted cash	750	750
Other assets	3,109	2,622

Total assets	$54,926	$69,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,149	$2,558
Accrued expenses	8,073	11,472
Deferred revenue	2,623	2,623
Deferred revenue, related party	3,106	3,036
Other current liabilities	362	305

Total current liabilities	15,313	19,994
Other long-term liabilities	12,044	12,058
Deferred revenue, net of current portion	39,684	40,340
Deferred revenue, related party, net of current portion	28,469	28,588

Total liabilities	95,510	100,980
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2011 and December 31, 2010; 73,144,813 and 73,091,514 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	73	73
Additional paid-in capital	590,354	591,884
Accumulated other comprehensive income	961	683
Accumulated deficit	(631,972)	(623,736)

Total stockholders’ deficit	(40,584)	(31,096)

Total liabilities and stockholders’ deficit	$54,926	$69,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues:
Collaboration revenue — related party	$3,345	$2,416
Other revenue	656	267

Total revenues	4,001	2,683
Operating expenses:
Cost of revenues	547	558
Research and development	8,083	11,762
General and administrative	3,914	4,777
Restructuring charges	—	2,238

Total operating expenses	12,544	19,335

Loss from operations	(8,543)	(16,652)
Other income, net	308	441

Loss before income taxes	(8,235)	(16,211)
Income tax expense	(1)	(1)

Net loss	$(8,236)	$(16,212)

Basic and diluted net loss per common share	$(0.11)	$(0.24)
Shares used in computing basic and diluted net loss per common share	73,118	66,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,236)	$(16,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	1,283
Share-based compensation expense	597	981
Revenue adjustment for contingently issuable shares	(1,540)	104
Other	86	(22)
Changes in operating assets and liabilities:
Receivables from related party	(184)	68
Other assets	(223)	(400)
Accounts payable	(1,414)	1,202
Accrued expenses and other current liabilities	(3,471)	970
Deferred revenue	(656)	(256)
Deferred revenue, related party	(781)	(1,539)
Other liabilities	(32)	(487)

Net cash used in operating activities	(14,806)	(14,308)

Cash flows from investing activities:
Purchases of property and equipment	(194)	(87)
Sales of marketable security	—	200

Net cash provided by (used in) investing activities	(194)	113

Cash flows from financing activities:
Proceeds from exercise of common stock options	90	6
Proceeds from issuance of common stock to related party	55	5

Net cash provided by financing activities	145	11
Effect of changes in exchange rates on cash and cash equivalents	147	9

Net decrease in cash and cash equivalents	(14,708)	(14,175)
Cash and cash equivalents at beginning of period	46,115	46,519

Cash and cash equivalents at end of period	$31,407	$32,344

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(2,272)	$160
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BUSINESS OVERVIEW
Overview
Idenix Pharmaceuticals, Inc., which we refer to as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of patients with hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, now known as ‘761, to GlaxoSmithKline in February 2009. In October 2009, GlaxoSmithKline assigned this license agreement to ViiV Healthcare Company, or ViiV, which is an affiliate of GlaxoSmithKline. In February 2011, ViiV informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to a shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Following this offering, we have issued shares aggregating over $100.0 million, thereby fully utilizing the shelf registration statement. In conjunction with these issuances of common stock, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
We have incurred losses in each year since our inception and at March 31, 2011, we had an accumulated deficit of $632.0 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts, specifically, initiating a phase IIb clinical study of our HCV drug candidate, IDX184, in the second half of 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and the net proceeds from our common stock offering and private placement on April 13, 2011 will be sufficient to sustain operations until at least the second quarter of 2012. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
Basis of Presentation
The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2011. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, judgments and methodologies, including those related to revenue recognition, our collaborative relationships, clinical trial expenses, impairment and amortization of long-lived assets including intangible assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies, litigation and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2011.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. For multiple-element revenue arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.
Our revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payments to us for non-refundable license fees, milestones, collaborative research and development funding and royalties received from our collaboration partners.
Milestone Payments
Revenue is recognized for payments that are contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone is substantive and meets all of the following criteria: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; b) it relates to past performance; and c) the payment is reasonable relative to all deliverables and payment terms in the arrangement.
Collaboration Revenue — Related Party
We entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the development and commercialization agreement. Under this arrangement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalty payments. This arrangement has several joint committees in which we and Novartis participate. We participate in these committees as a means to govern or protect our interests. The committees span the period from early development of a drug candidate through commercialization of any drug candidate licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributes revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We have not attributed revenue to our involvement in the committees following the commercialization of the licensed products as we have determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, is protective. Our determination is based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization is inconsequential.

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
Other Revenue
In February 2009, we entered into a license agreement with ViiV, which we refer to as the ViiV license agreement. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. This agreement has performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet our revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments payments received from ViiV were recorded as deferred revenue and are recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.
In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions.
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except
	per Share Data)
Basic and diluted net loss per common share:
Net loss	$(8,236)	$(16,212)
Basic and diluted weighted average number of common shares outstanding	73,118	66,370
Basic and diluted net loss per common share	$(0.11)	$(0.24)
The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Options	7,912	6,802
Contingently issuable shares to related party	1,720	420

	9,632	7,222

In addition to the contingently issuable shares to related party listed in the table above, Novartis is entitled to additional shares under its stock purchase rights which would be anti-dilutive based on our current stock price.
4. COMPREHENSIVE LOSS
For the three months ended March 31, 2011 and 2010 comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Net loss	$(8,236)	$(16,212)
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	278	(159)
Unrealized gain on marketable securities	—	—

Total comprehensive loss	$(7,958)	$(16,371)

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
Pursuant to the development and commercialization agreement, as amended, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 30% ownership of our common stock. Novartis may exercise this option generally after demonstration of activity and safety in a proof-of-concept clinical trial. If Novartis licenses a drug candidate, it is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. Under the development and commercialization agreement, we have granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chooses to license from us. The commercialization rights under the development and commercialization agreement also include our right to co-promote or co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to market and sell telbivudine (Tyzeka®/Sebivo®), valtorcitabine and valopicitabine.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement and we co-developed and co-launched Tyzeka®/Sebivo® for the treatment of HBV. In September 2007, we amended the development and commercialization agreement and we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine in exchange for royalties based on net product sales of Tyzeka®/Sebivo® from Novartis. The royalty percentage increases according to specified tiers of net sales and the percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.0 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during each of the three months ended March 31, 2011 and 2010. The receivables from related party balances of $1.0 million and $0.8 million at March 31, 2011 and December 31, 2010, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.
In October 2009, Novartis waived its right to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We may seek a partner that will assist in the future development and commercialization of this drug candidate.
To date, we have received $117.2 million of non-refundable payments from Novartis under the development and commercialization agreement that have been recorded as deferred revenue. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. We estimate this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $0.8 million and $1.5 million as revenue during the three months ended March 31, 2011 and 2010, respectively. These amounts are impacted by Novartis’ stock subscription rights described below.
As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.
Stockholders’ Agreement
In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the stockholders’ agreement. The stockholders’ agreement was amended and restated in 2004 in connection with our initial public offering of our common stock and amended in April 2011 in connection with a subsequent offering of our common stock. The stockholders’ agreement, as amended, provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 30% of our voting stock and that we will use our reasonable best efforts to nominate for election as a director at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.
Novartis’ Stock Subscription Rights
Under our stock purchase agreement with Novartis, which we refer to as the stock purchase agreement, Novartis has the right to purchase, at par value of $0.001 per share, such number of shares as is required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. These purchase rights of Novartis remain in effect until the earlier of: a) the date that Novartis and its affiliates own less than 19.4% of our voting stock; or b) the date that Novartis becomes obligated to make the additional contingent payments of $357.0 million to holders of our stock who sold shares to Novartis on May 8, 2003.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. In September 2008, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue capital shares pursuant to a financing under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. Pursuant to this shelf registration statement, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Following this offering, we have issued shares aggregating over $100.0 million, thereby fully utilizing the shelf registration statement. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
As of March 31, 2011, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $16.0 million, which has been recorded as additional paid-in capital. Of this amount, $4.1 million has been recorded as a reduction of deferred revenue with the remaining amount of $11.9 million recorded as a reduction of license fee revenue. For the three months ended March 31, 2011, the impact of Novartis stock subscription rights has reduced additional paid-in capital by $2.3 million, increased deferred revenue by $0.8 million and increased license fee revenue by $1.5 million. For the three months ended March 31, 2010, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $0.2 million, reduced deferred revenue by $0.1 million and reduced license fee revenue by $0.1 million.
Manufacturing and Supply Agreement
Under the master manufacturing and supply agreement, dated May 8, 2003, with Novartis, which we refer to as the manufacturing and supply agreement, we appointed Novartis to manufacture or have manufactured the clinical supply of the active pharmaceutical ingredient, or API, for each drug candidate licensed under the development and commercialization agreement and certain other drug candidates. The cost of the clinical supply will be treated as a development expense, allocated between us and Novartis in accordance with the agreement. We have the ability to appoint Novartis or a third-party to manufacture the commercial supply of the API based on a competitive bid process in which Novartis has the right to match the best third-party bid. Novartis will perform the finishing and packaging of the API into the final form for sale.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
6. ViiV HEALTHCARE COMPANY AND GLAXOSMITHKLINE COLLABORATION
In February 2009, we entered into a license agreement which granted GlaxoSmithKline an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GlaxoSmithKline in February 2009, which we refer to as the GSK stock purchase agreement. Under the GSK stock purchase agreement, GlaxoSmithKline purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009. In October 2009, GlaxoSmithKline assigned this license agreement to ViiV Healthcare Company, an affiliate of GlaxoSmithKline.
In March 2009, we received $34.0 million related to this collaboration, which consisted of a $17.0 million license fee payment under the ViiV license agreement and $17.0 million under the GSK stock purchase agreement. In May 2010, we received a $6.5 million milestone payment related to the achievement of a preclinical operational milestone and in November 2010, we received a $20.0 million milestone payment for the initiation of a phase IIb clinical study related to the development of ‘761. These milestone payments did not meet our revenue recognition criteria for immediate recognition and are being recognized over the term of the agreement. Pursuant to the ViiV license agreement, we could also potentially receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales. The parties have agreed that if ViiV, its affiliates or its sublicensees desire to develop ‘761 for an indication other than HIV, or if ViiV intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.
The ViiV license agreement has performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The $43.5 million payments from ViiV were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which milestone payments were received. We recognized $0.7 million and $0.3 million of collaboration revenue for the three months ended March 31, 2011 and 2010, respectively, and recorded $38.0 million and $38.7 million of deferred revenue as of March 31, 2011 and December 31, 2010, respectively, related to payments received from ViiV.
In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
7. FAIR VALUE MEASUREMENTS
At March 31, 2011 and December 31, 2010, $17.7 million of our money market funds were classified as Level 2 fair value and included as part of cash and cash equivalents in our condensed consolidated balance sheets. There were no gross unrealized gains or losses for the three months ended March 31, 2011 and the year ended December 31, 2010.
The following table is a rollforward of our assets whose fair value was determined on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2010 (no Level 3 assets were held at March 31, 2011):

March 31,
2010
(In Thousands)

Beginning balance	$1,584
Purchases, sales and settlements	(166)
Total unrealized losses recognized in earnings	—

Ending balance	$1,418

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
At March 31, 2010, we held one investment in an auction rate security, which did not actively trade and therefore was classified as Level 3. At March 31, 2010, we determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.87% per annum coupon rate, a 0.532% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at March 31, 2010. During the quarter ended March 31, 2010, we sold a portion of this security at par value for proceeds of $0.2 million. The fair value of the remaining portion of the security that we held at March 31, 2010 was estimated to be $1.4 million. In the six months ended June 30, 2010, we sold this security for $1.5 million.
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
The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

	March 31,	December 31,
	2011	2010
	(In Thousands)

Beginning balance	$9,843	$11,069
Amortization expense	(284)	(1,226)

Ending balance	$9,559	$9,843

As of March 31, 2011 and December 31, 2010, accumulated amortization was $5.4 million and $5.2 million, respectively. Amortization expense for this asset is anticipated to be $1.1 million per year through March 31, 2016 and $4.1 million through the remaining term of the expected economic benefit of the asset.
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
	(In Thousands)

Research and development contract costs	$1,557	$1,948
Payroll and benefits	1,802	3,232
Professional fees	706	797
Short-term portion of accrued settlement payment	795	1,086
Severance payments	1,790	2,297
Other	1,423	2,112

	$8,073	$11,472

On October 28, 2010, our former chief executive officer resigned from his positions as chairman of the board of directors, president and chief executive officer and will receive severance payments of approximately $2.3 million. In the three months ended March 31, 2011, $0.5 million was paid and the remaining $1.8 million of severance payments noted above is expected to be paid by the end of the second quarter of 2011.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
10. SHARE-BASED COMPENSATION
The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Research and development	$271	$320
General and administrative	326	661

Total share-based compensation expense	$597	$981

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Weighted average fair value of options	$2.03	$1.68
Risk-free interest rate	2.15%	2.39%
Expected dividend yield	—	—
Expected option term (in years)	5.20	5.14
Expected volatility	75.1%	69.2%
The expected option term and expected volatility were determined by examining the expected term and expected volatility of our stock.
The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2010	7,031,736	$6.61
Granted	1,092,500	$3.22
Cancelled	(179,564)	$8.00
Exercised	(32,306)	$2.77

Options outstanding at March 31, 2011	7,912,366	$6.12

Options exercisable at March 31, 2011	5,511,024	$7.20
We had an aggregate of $5.3 million of share-based compensation expense as of March 31, 2011 remaining to be amortized over a weighted average expected term of 2.92 years.
11. LEGAL COMMITMENTS AND CONTINGENCIES
Hepatitis C Drug Candidates
In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement in May 2004 with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2011.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received from ViiV under the ViiV license transaction. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, ViiV or another collaborator.
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
Legal Contingencies
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
Under the ViiV license agreement and the GSK stock purchase agreement, we have agreed to indemnify ViiV, GlaxoSmithKline and their respective affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to both parties regarding our NNRTI program, including ‘761, as well as representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them, we would be in breach of these agreements. In the event of a breach by us, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, protease inhibitors, non-nucleoside polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to discover multiple follow-ons and novel nucleoside/nucleotide drug candidates.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of patients with hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, now known as ‘761, to GlaxoSmithKline in February 2009. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV Healthcare Company, or ViiV, which is an affiliate of GlaxoSmithKline. In February 2011, ViiV informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV. We anticipate initiating the phase IIb clinical trial in the second half of 2011.
The phase IIb clinical trial of IDX184 is double-blind and will include 125 treatment-naïve HCV genotype 1-infected patients. Fifty patients will be randomized to 50 mg of IDX184, 50 patients to 100 mg of IDX184 and 25 to placebo, each for 12 weeks in combination with Peg-IFN/RBV. Patients will receive an additional 12 or 36 weeks of Peg-IFN/RBV, depending on the virologic response. We will provide an interim analysis of the first 30 patients following 28 days of treatment to a data safety monitoring board, or DSMB, and to the FDA. Once the interim analysis of the 28 day data on the first 30 patients has been reviewed by the DSMB, we will dose the remaining patients in the trial. An additional interim analysis will be provided to the DSMB after 60 patients have been treated for 28 days.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and ‘761:

Product/Drug
Indication	Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In April 2011, we completed dosing in a one-month single dose bioavailability study in healthy volunteers of a tablet formulation of IDX184 that we intend to use in the phase IIb clinical trial of IDX184. The results of this bioavailability study are expected during the second quarter of 2011. Currently, our discovery efforts are concentrated on this class of drugs to develop multiple follow-ons and novel nucleoside/nucleotide drug candidates.

	Protease Inhibitors	We have follow-on drug candidates in the protease inhibitor class that are currently in preclinical development. We anticipate selecting a clinical candidate with broad genotypic activity in 2011.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In the first quarter of 2011, we completed a three-day proof-of-concept study of IDX375 in treatment-naïve genotype 1-infected patients. After three days of dosing with 100 mg, 200 mg and 400 mg of IDX375 administered twice a day, mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively. We are currently evaluating our future clinical development plan as well as potential partnerships for this drug candidate.

	NS5A Inhibitors	We selected two lead candidates, IDX719 and IDX380, from our NS5A discovery program. We anticipate selecting one clinical candidate with broad genotypic activity and submitting an investigational new drug, or IND, or a clinical trial application, or CTA, in 2011, assuming positive results from IND-enabling preclinical studies.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (‘761)	In February 2009, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize ‘761. In the fourth quarter of 2010, ViiV initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
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
Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 30% ownership of our common stock pursuant to our development, license and commercialization agreement with Novartis, as amended, which we refer to as the development and commercialization agreement. If Novartis licenses any of our drug candidates, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate.

We have incurred significant losses each year since our inception in May 1998 and at March 31, 2011, we had an accumulated deficit of $632.0 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to an underwritten agreement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and the net proceeds from our underwritten offering and private placement on April 13, 2011 will be sufficient to sustain operations until at least the second quarter of 2012.
Results of Operations
Comparison of Three Months Ended March 31, 2011 and 2010
Revenues
Revenues for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$2,321	$1,435
Royalty revenue	1,024	981

	3,345	2,416

Other revenue:
Collaboration revenue	656	256
Government grants	—	11

Total revenues	$4,001	$2,683

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
Collaboration revenue — related party was $3.3 million in the three months ended March 31, 2011 as compared to $2.4 million in the same period in 2010. The $0.9 million increase was primarily due to additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights.
Collaboration revenue recognized under the ViiV license agreement was $0.7 million in the three months ended March 31, 2011 as compared to $0.3 million in the same period in 2010. The increase of $0.4 million was a result of additional revenue recognized related to the milestone payments received in May 2010 and November 2010 from ViiV.
Cost of Revenues
Cost of revenues were $0.5 million in the three months ended March 31, 2011 which was substantially unchanged as compared to the same period in 2010.
Research and Development Expenses
Research and development expenses were $8.1 million in the three months ended March 31, 2011 as compared to $11.8 million in the same period in 2010. The decrease of $3.7 million was primarily due to $3.2 million in lower expenses associated with our HCV drug candidates IDX184 and IDX320. During 2010, we were conducting a phase IIa clinical trial of IDX184 and a phase I clinical study of IDX320, whereas there were no ongoing studies of either drug candidate in 2011. Also salaries and personnel related costs decreased $0.8 million mainly related to a $0.6 million adjustment to the 2010 bonus liability, which was paid in 2011.
We expect our research and development expenses for 2011 to be higher than the amount incurred in 2010 mainly related to our plans to initiate a phase IIb clinical trial of IDX184 in 2011. We may seek a partner that will assist in the further development and commercialization of IDX184, which would reduce future costs associated with IDX184.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.
General and Administrative Expenses
General and administrative expenses were $3.9 million in the three months ended March 31, 2011 as compared to $4.8 million in the same period in 2010. The decrease of $0.9 million was due to $0.4 million of lower salaries and personnel related costs, primarily due to reduced headcount, as well as a $0.3 million adjustment to the 2010 bonus liability, which was paid in 2011.
We expect general and administrative expenses in 2011 to be lower than expenses incurred in 2010 mainly due to the absence of the severance expense related to our former chief executive officer’s resignation.
Restructuring Charges
During the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to reductions in the workforce in our United States and France facilities in connection with our ongoing cost saving initiatives.
Other Income, Net
Other income, net was $0.3 million in the three months ended March 31, 2011 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2010.
Income Tax Expense
Income tax expense was less than $0.1 million in the three months ended March 31, 2011 which was substantially unchanged as compared to the same period in 2010.
Liquidity and Capital Resources
Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from ViiV and GlaxoSmithKline;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010 and April 2011;

•	net proceeds from private placements of our common stock concurrent with our 2004, 2005 and 2011 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.
In September 2008, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate number of shares of common stock, up to an aggregate of $100.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue capital shares pursuant to financing transactions under our existing shelf registration statement so long as the issuance of shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. Pursuant to this shelf registration statement, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Following this offering, we have issued shares aggregating over $100.0 million, thereby fully utilizing the shelf registration statement. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.

We have incurred losses in each year since our inception and at March 31, 2011, we had an accumulated deficit of $632.0 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts, specifically, initiating a phase IIb clinical study of IDX184 in the second half of 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock, as described above. We believe that our current cash and cash equivalents, the expected royalty payments associated with product sales of Tyzeka®/Sebivo® and the net proceeds from our common stock offering and private placement on April 13, 2011 will be sufficient to sustain operations until at least the second quarter of 2012. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
As a result of our former chief executive officer’s resignation in October 2010, he will receive severance payments of approximately $2.3 million, which are expected to be paid by the end of the second quarter of 2011.
We had total cash and cash equivalents of $31.4 million and $46.1 million as of March 31, 2011 and December 31, 2010, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of March 31, 2011, all of our investments were in government agency and treasury money market instruments.
Net cash used in operating activities was $14.8 million and $14.3 million in the three months ended March 31, 2011 and 2010, respectively. The $0.5 million net change is due to decreases in accounts payable and accrued expenses offset by lower operating expenses incurred in 2011.
Net cash used in investing activities was $0.2 million and net cash provided by investing activities was $0.1 million in the three months ended March 31, 2011 and 2010, respectively. The $0.3 million net change was primarily due to lower net proceeds from sales of our marketable security.
Net cash provided by financing activities was $0.1 million and less than $0.1 million in the three months ended March 31, 2011 and 2010, respectively. These proceeds resulted from the exercise of stock options as well as issuance of common stock to Novartis.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of March 31, 2011:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$11,032	$3,055	$5,285	$1,796	$896
Settlement payments and other agreements	1,100	969	131	—	—
Long-term obligations	8,349	—	1,037	—	7,312

Total contractual obligations	$20,481	$4,024	$6,453	$1,796	$8,208

Included in the table above is $8.8 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire on August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
As of March 31, 2011, we had $3.2 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2011.
We have potential payment obligations under the ViiV license transaction with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payment we received from ViiV under the ViiV license transaction. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, ViiV or another collaborator.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Disclosure Controls and Procedures
We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and interim chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 11 of this quarterly report for discussions of our legal proceedings.

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
Factors Related to Our Business
The FDA placed one of our drug candidates, IDX184, on partial clinical hold and our business may be adversely affected if we are not able to continue to pursue development of IDX184 or if we are significantly delayed in developing IDX184.
Our primary research and development focus is the treatment of patients with HCV. Our most advanced compound under development is IDX184, a nucleotide polymerase inhibitor. Our other drug candidates for the treatment of HCV are in preclinical and early clinical stages of development. In the third quarter of 2010, we completed a dose-ranging phase IIa trial evaluating IDX184 in combination with pegylated interferon and ribavirin. Following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We anticipate initiating this clinical trial in the second half of 2011. If we are not able to continue development of IDX184, or if our progress in development of IDX184 is slowed significantly, our business may be adversely affected.

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
Our cash and cash equivalents balance was $31.4 million at March 31, 2011. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® and the net proceeds from our common stock offering and private placement on April 13, 2011 will be sufficient to sustain operations until at least the second quarter of 2012. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
Our need for additional funding will depend in part on whether:
•	with respect to ‘761, ViiV is able to continue clinical development of this drug candidate, following the clinical hold imposed by the FDA in February 2011, such that we receive certain clinical development milestone payments within the next 24 months;

•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties;

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•	the terms of a development and commercialization agreement, if any, that we enter into with respect to our drug candidate, IDX184, for the treatment of HCV. We may seek a partner who will assist in the future development and commercialization of IDX184. Our efforts to find a partner may be slowed because the FDA has placed this drug candidate on partial clinical hold as a result of serious adverse events related to elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers.

In addition, although Novartis has agreed to pay for certain development expenses incurred under development plans it approves for products and drug candidates that it has licensed from us, Novartis has the right to terminate its license and the related funding obligations with respect to any such product or drug candidate by providing us with six months written notice. Furthermore, ViiV has the right to terminate the ViiV license agreement by providing us with 90 days written notice.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
As of March 31, 2011, all of our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For HCV, the current treatment is pegylated interferon in combination with ribavirin, a nucleoside analog. Two drug products, telaprevir and boceprevir, have been submitted for new drug applications, or NDAs, and could be approved for the treatment of HCV in combination with Peg-IFN/RBV in the coming year. Currently, there are approximately 25 antiviral therapies approved for commercial sale in the United States for the treatment of HIV.
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
Novartis and ViiV have the right to market and sell products that compete with the drug candidates and products that we license to them and any competition by Novartis or ViiV could have a material adverse effect on our business.
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
One of these estimates is our estimate of the development period over which we amortize non-refundable payments from Novartis, which we review on a quarterly basis. We estimate this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. When the estimated development period changes, we adjust periodic revenue that is being recognized and record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations are completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different financial results. This, in turn, could adversely affect our stock price.
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
To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon Novartis’ ability to commercialize Tyzeka®/Sebivo®, ViiV’s ability to successfully develop and commercialize our NNRTI compounds, including ‘761, and our ability, or that of any future collaboration partner, to successfully commercialize other products we may successfully develop. We received approval from the FDA in the fourth quarter of 2006 to market and sell Tyzeka® for the treatment of HBV in the United States. In April 2007, Sebivo® was approved in the European Union for the treatment of patients with HBV. Effective October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®) in exchange for royalty payments equal to a percentage of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales. In February 2009, we entered into the ViiV license agreement whereby ViiV is solely responsible for the worldwide development, manufacture and commercialization of our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions. If ViiV is unable to successfully develop ‘761 or any other compound licensed to it, we will not receive additional milestone or royalty payments from ViiV.
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
Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain approval for such drug candidates. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial.

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
If the results of our ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
•	we may be unable to commence human clinical trials of any drug candidates;

•	ViiV may be unable to continue human clinical trials of ‘761, due to the clinical hold imposed by the FDA on ‘761 in February 2011, or commence human clinical trials of any other licensed compound;

•	Novartis may choose not to license our drug candidates and we may not be able to enter into other collaborative arrangements for any of our other drug candidates; or

•	we may not have the financial resources to continue the research and development of our drug candidates.

If our drug candidates fail to obtain United States and/or foreign regulatory approval, we and our partners will be unable to commercialize our drug candidates.
Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or ViiV, in the case of an NNRTI, including ‘761, or other collaboration partners, must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, or cGMP, requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing, or have licensed to ViiV to develop, will obtain the appropriate regulatory approvals necessary to permit commercial distribution.
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
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. For example, in September 2010, the FDA placed a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV. We discontinued the clinical development of IDX320 and in February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and we do not know whether or when the FDA will allow ViiV to continue development of ‘761. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.
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
As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
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
Pursuant to the amended and restated stockholders’ agreement, which we refer to as the stockholders’ agreement, among us, Novartis and certain of our stockholders, we are obligated to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 30% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.
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
In April 2011, we amended the development and commercialization agreement to provide that Novartis retains the exclusive option to obtain rights to drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40%, as was the requirement prior to the execution of this amendment.

Additionally, in April 2011, we amended an agreement with Novartis providing that so long as Novartis and its affiliates own at least 30% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to this amendment, the ownership requirement was 40%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment.
Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003, which we refer to as the stock purchase agreement, among us, Novartis and substantially all of our then existing stockholders, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.
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

If Novartis elects not to exercise such option, we may be required to seek other collaboration arrangements to provide funds necessary to enable us to develop such drug candidates. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate. We may not be successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate not licensed by Novartis and we may not have sufficient funds to develop such drug candidate internally. As a result, our business would be adversely affected. In addition, the negotiation of a collaborative agreement is time consuming and could, even if successful, delay the development, manufacture and/or commercialization of a drug candidate and the terms of the collaboration agreements may not be favorable to us.
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
In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our former chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV drug candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV drug candidates and may assert that such losses include the settlement payments.
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GlaxoSmithKline in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to an underwritten agreement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. As of April 15, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
Factors Related to Our Dependence on Third-Parties Other Than Novartis
If we seek to enter into collaboration agreements for any drug candidates other than those licensed to Novartis and ViiV and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.
Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003 and the ViiV license agreement in February 2009, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may seek a partner who will assist in the future development and commercialization of our drug candidate, IDX184, for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.
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
Our license agreement with ViiV is important to our business. The milestone payments and royalties we could receive under our license agreement with ViiV could be delayed, reduced or terminated if ViiV terminates or fails to perform its obligations under its agreement with us or if ViiV is unsuccessful in its sales efforts.
In February 2009, we entered into the ViiV license agreement under which we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. Our potential revenues under this license agreement will consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including ‘761, by ViiV, its affiliates and sublicensees. Milestone payments and royalties under this agreement will depend solely on ViiV’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If ViiV does not devote sufficient time and resources to its license agreement with us or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.
If ViiV were to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the milestone payments and royalties we could receive under the ViiV license agreement could decrease or cease. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from ViiV and/or revenues from product sales, if any, could be delayed, reduced or terminated.
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
In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor drug candidates, including IDX184. We have filed U.S. and foreign patent applications related to IDX184 itself, as well as to methods of treating HCV with IDX184. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside/nucleotide polymerase inhibitors.
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
In accordance with our patent strategy, we are attempting to obtain, and in some jurisdictions have obtained, patent protection for our HIV drug candidate ‘761, which we licensed to ViiV in 2009. We have filed and are prosecuting U.S. and foreign patent applications directed to ‘761 itself, as well as methods of treating HIV with ‘761.
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

In May 2004, we and our former chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our former chief executive officer during the period from November 1999 to November 2002, at which time our former chief executive officer was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering valopicitabine and IDX184.
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
We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We, together with Novartis, and in 2009 with ViiV, have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain HIV drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis and to ViiV as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay certain costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license our co-owned drug candidates. Under our license agreement, as amended, with the University of Cagliari, we and ViiV have the right to exploit and license our co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from United States law and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, ViiV or other third-parties our rights in our products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing our drug candidates and selling our products.
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
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;

•	realization of license fees, achievement of preclinical and clinical milestones and sales thresholds under the ViiV license agreement;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our other drug candidates;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV, HCV or HIV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results;

•	general and industry-specific economic conditions; and

•	the decision by Novartis to license a drug candidate that has completed a proof-of-concept clinical trial.
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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of April 15, 2011, we had 95,995,226 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,891,887 shares of common stock with a weighted average exercise price of $6.13 per share.
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
The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:
•	our collaboration with Novartis;

•	our collaboration with ViiV;

•	the results of our clinical trials pertaining to any of our drug candidates;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to clinical trials, such as clinical holds imposed by regulatory authorities, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
We issued and sold the following shares of our common stock during the quarterly period ending March 31, 2011:
On February 25, 2011, we issued and sold 20,993 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a weighted average per share price of $2.64, resulting in aggregate proceeds to us of $55,416.68.
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

Date: April 28, 2011	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2011	By:	/s/ DANIELLA BECKMAN
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