Form 10-Q
period 2011-06-30
IDENIX PHARMACEUTICALS INC
filed 2011-08-09
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2011, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 96,153,387 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$78,353	$46,115
Restricted cash	411	411
Receivables from related party	1,170	840
Other current assets	2,727	2,124

Total current assets	82,661	49,490
Intangible asset, net	9,275	9,843
Property and equipment, net	6,072	7,179
Restricted cash	750	750
Other assets	3,522	2,622

Total assets	$102,280	$69,884

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,388	$2,558
Accrued expenses	7,072	11,472
Deferred revenue	2,623	2,623
Deferred revenue, related party	3,037	3,036
Other current liabilities	430	305

Total current liabilities	15,550	19,994
Other long-term liabilities	11,829	12,058
Deferred revenue, net of current portion	39,028	40,340
Deferred revenue, related party, net of current portion	27,079	28,588

Total liabilities	93,486	100,980
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 96,034,826 and 73,091,514 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	96	73
Additional paid-in capital	653,503	591,884
Accumulated other comprehensive income	1,076	683
Accumulated deficit	(645,881)	(623,736)

Total stockholders’ equity (deficit)	8,794	(31,096)

Total liabilities and stockholders’ equity (deficit)	$102,280	$69,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010

Revenues:
Collaboration revenue — related party	$388	$527
Other revenue	656	789

Total revenues	1,044	1,316
Operating expenses:
Cost of revenues	590	675
Research and development	10,257	12,149
General and administrative	4,480	5,091

Total operating expenses	15,327	17,915

Loss from operations	(14,283)	(16,599)
Other income, net	374	347

Loss before income taxes	(13,909)	(16,252)
Income tax expense	—	(4)

Net loss	$(13,909)	$(16,256)

Basic and diluted net loss per common share	$(0.15)	$(0.23)
Shares used in computing basic and diluted net loss per common share	92,737	70,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Revenues:
Collaboration revenue — related party	$3,733	$2,943
Other revenue	1,312	1,056

Total revenues	5,045	3,999
Operating expenses:
Cost of revenues	1,136	1,234
Research and development	18,339	23,911
General and administrative	8,394	9,868
Restructuring charges	—	2,238

Total operating expenses	27,869	37,251

Loss from operations	(22,824)	(33,252)
Other income, net	680	788

Loss before income taxes	(22,144)	(32,464)
Income tax expense	(1)	(5)

Net loss	$(22,145)	$(32,469)

Basic and diluted net loss per common share	$(0.27)	$(0.47)
Shares used in computing basic and diluted net loss per common share	82,982	68,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(22,145)	$(32,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,088	2,648
Share-based compensation expense	1,229	1,938
Revenue adjustment for contingently issuable shares	22	1,773
Other	160	122
Changes in operating assets and liabilities:
Receivables from related party	(329)	139
Other assets	(1,275)	(1,021)
Accounts payable	(176)	603
Accrued expenses and other current liabilities	(4,466)	1,982
Deferred revenue	(1,312)	5,465
Deferred revenue, related party	(1,562)	(2,825)
Other liabilities	(253)	(1,445)

Net cash used in operating activities	(28,019)	(23,090)

Cash flows from investing activities:
Purchases of property and equipment	(420)	(304)
Sales of marketable security	—	1,476

Net cash provided by (used in) investing activities	(420)	1,172

Cash flows from financing activities:
Proceeds from exercise of common stock options	220	149
Proceeds from issuance of common stock to related party	5,056	8
Proceeds from issuance of common stock, net of offering costs	55,169	26,266

Net cash provided by financing activities	60,445	26,423
Effect of changes in exchange rates on cash and cash equivalents	232	(17)

Net increase in cash and cash equivalents	32,238	4,488
Cash and cash equivalents at beginning of period	46,115	46,519

Cash and cash equivalents at end of period	$78,353	$51,007

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(32)	$2,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BUSINESS OVERVIEW
Overview
Idenix Pharmaceuticals, Inc., which we refer to as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. In July 2011, we initiated enrollment of 100 HCV-infected patients into a 12-week phase IIb clinical trial of our most advanced drug candidate, IDX184, a nucleotide polymerase inhibitor, and have begun dosing patients in this clinical trial.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of patients with hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, now known as ‘761, to GlaxoSmithKline, or GSK, in February 2009. In October 2009, GSK assigned this license agreement to ViiV Healthcare Company, or ViiV, which is an affiliate of GSK. In February 2011, ViiV informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to a shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we have fully utilized the shelf registration statement. In conjunction with these issuances of common stock, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
We have incurred losses in each year since our inception and at June 30, 2011, we had an accumulated deficit of $645.9 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts, specifically, the initiation of a phase IIb clinical trial of IDX184 in July 2011. As a result of continuing operating losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations until at least the second quarter of 2012. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
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
Recent Accounting Pronouncements
In June, 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. We do not expect that this guidance will have any material effect on our consolidated financial statements.
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
Other Revenue
In February 2009, we entered into a license agreement with ViiV, which we refer to as the ViiV license agreement. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. This agreement has performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet our revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments received from ViiV were recorded as deferred revenue and are recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
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
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(13,909)	$(16,256)	$(22,145)	$(32,469)
Basic and diluted weighted average number of common shares outstanding	92,737	70,446	82,982	68,419
Basic and diluted net loss per common share	$(0.15)	$(0.23)	$(0.27)	$(0.47)
The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended
	June 30,
	2011	2010
	(In Thousands)

Options	7,935	6,817
Contingently issuable shares to related party	1,759	1,333

	9,694	8,150

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.
4. COMPREHENSIVE LOSS
For the three and six months ended June 30, 2011 and 2010 comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Net loss	$(13,909)	$(16,256)	$(22,145)	$(32,469)
Change in other comprehensive loss:
Foreign currency translation adjustment	115	(260)	393	(419)

Total comprehensive loss	$(13,794)	$(16,516)	$(21,752)	$(32,888)

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
In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement and we co-developed and co-launched Tyzeka®/Sebivo® for the treatment of HBV. In September 2007, we amended the development and commercialization agreement and we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine in exchange for royalties based on net product sales of Tyzeka®/Sebivo® from Novartis. The royalty percentage increases according to specified tiers of net sales and the percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.2 million and $0.9 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended June 30, 2011 and 2010, respectively, and we recognized $2.2 million and $1.9 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the six months ended June 30, 2011 and 2010, respectively. The receivables from related party balances of $1.2 million and $0.8 million at June 30, 2011 and December 31, 2010, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.
In October 2009, Novartis waived its right to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We may seek a partner that will assist in the future development and commercialization of this drug candidate.
To date, we have received $117.2 million of non-refundable payments from Novartis under the development and commercialization agreement that have been recorded as deferred revenue. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. We estimate this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $0.8 million and $1.3 million as revenue during the three months ended June 30, 2011 and 2010, respectively, and we recognized $1.6 million and $2.8 million as revenue during the six months ended June 30, 2011 and 2010, respectively. These amounts are impacted by Novartis’ stock subscription rights described below.
As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue capital shares pursuant to a financing under an existing shelf registration statement filed with the SEC in September 2008 so long as the issuance of shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. Pursuant to this shelf registration statement, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we have fully utilized the shelf registration statement. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
As of June 30, 2011, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $18.3 million, which has been recorded as additional paid-in capital. Of this amount, $4.7 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.6 million recorded as a reduction of license fee revenue. For the three months ended June 30, 2011, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.2 million, decreased deferred revenue by $0.7 million and decreased license fee revenue by $1.5 million. For the six months ended June 30, 2011, there was no cumulative significant impact of Novartis’ stock subscription rights to additional paid-in capital, deferred revenue or license fee revenue as the value of Novartis’ stock subscription rights at June 30, 2011 was comparable with the value at December 31, 2010.
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
6. ViiV HEALTHCARE COMPANY AND GLAXOSMITHKLINE COLLABORATION
In February 2009, we entered into a license agreement which granted GSK an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the GSK stock purchase agreement. Under the GSK stock purchase agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009. In October 2009, GSK assigned this license agreement to ViiV, an affiliate of GSK.
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
The ViiV license agreement has performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The $43.5 million payments from ViiV were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which milestone payments were received. We recognized $0.7 million and $0.8 million of collaboration revenue for the three months ended June 30, 2011 and 2010, respectively, and recognized $1.3 million and $1.0 million of collaboration revenue for the six months ended June 30, 2011 and 2010, respectively. We recorded $37.4 million and $38.7 million of deferred revenue as of June 30, 2011 and December 31, 2010, respectively, related to payments received from ViiV.
In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
7. FAIR VALUE MEASUREMENTS
At June 30, 2011 and December 31, 2010, $47.7 million and $17.7 million, respectively, of our money market funds were classified as Level 2 fair value and included as part of cash and cash equivalents in our condensed consolidated balance sheets. There were no gross unrealized gains or losses for the three and six months ended June 30, 2011 or 2010.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The following table is a rollforward of our auction rate investments (described below) whose fair value was determined on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2010 (no Level 3 assets were held at June 30, 2011):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(In Thousands)

Beginning balance	$1,418	$1,584
Purchases, sales and settlements	(1,276)	(1,476)
Total realized net losses recognized in earnings	(142)	(108)

Ending balance	$—	$—

At December 31, 2009, we held one investment in an auction rate security with an estimated value of $1.6 million, which did not actively trade and therefore was classified as Level 3. At December 31, 2009, we determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 at December 31, 2009. During the quarter ended March 31, 2010, we sold a portion of this security at par value for proceeds of $0.2 million and during the quarter ended June 30, 2010, we sold the remaining portion of the security for a total of $1.5 million and recognized a realized loss of $0.1 million.
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
The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

	June 30,	December 31,
	2011	2010
	(In Thousands)

Beginning balance	$9,843	$11,069
Amortization expense	(568)	(1,226)

Ending balance	$9,275	$9,843

As of June 30, 2011 and December 31, 2010, accumulated amortization was $5.7 million and $5.2 million, respectively. Amortization expense for this asset is anticipated to be $1.1 million per year through June 30, 2016 and a total of $3.8 million thereafter through 2019, which is the term of the expected economic benefit of the asset.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)

Research and development contract costs	$1,397	$1,948
Payroll and benefits	2,217	3,232
Professional fees	1,165	797
Short-term portion of accrued settlement payment	804	1,086
Severance payments	—	2,297
Other	1,489	2,112

	$7,072	$11,472

On October 28, 2010, our former chief executive officer resigned from his positions as chairman of the board of directors, president and chief executive officer and received severance payments of approximately $2.3 million, which were paid as of June 30, 2011.
10. SHARE-BASED COMPENSATION
The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Research and development	$280	$314	$551	$634
General and administrative	352	643	678	1,304

Total share-based compensation expense	$632	$957	$1,229	$1,938

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average fair value of options	$2.84	$2.33	$2.14	$1.74
Risk-free interest rate	1.66%	2.20%	2.09%	2.37%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.20	5.14	5.20	5.14
Expected volatility	74.4%	68.7%	75.0%	69.1%
The expected option term and expected volatility were determined by examining the expected term and expected volatility of our stock.
The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2010	7,031,736	$6.61
Granted	1,266,800	$3.41
Cancelled	(282,947)	$6.40
Exercised	(80,105)	$2.75

Options outstanding at June 30, 2011	7,935,484	$6.14

Options exercisable at June 30, 2011	5,750,536	$7.07

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
We had an aggregate of $5.0 million of share-based compensation expense as of June 30, 2011 remaining to be amortized over a weighted average expected term of 2.78 years.
11. LEGAL COMMITMENTS AND CONTINGENCIES
Hepatitis C and HIV Drug Candidates
In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement in May 2004 with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2011.
We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received under the ViiV and GSK collaboration. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, ViiV or another collaborator.
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
Legal Contingencies
In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multi-project development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from both Novartis and Clariant, the joint Idenix and Novartis manufacturing committee decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the agreement effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and as a result are due an unspecified amount. We do not agree with Clariant’s assertion. No estimate of a potential loss can be made and therefore we have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action; or c) a future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly. No estimate of a potential loss can be made and therefore we have not recorded a liability associated with this potential contingent matter.
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
Under the ViiV license agreement and the GSK stock purchase agreement, we have agreed to indemnify ViiV, GSK and their respective affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties to both parties regarding our NNRTI program, including ‘761, as well as representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them, we would be in breach of these agreements. In the event of a breach by us, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors, NS5A inhibitors and protease inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin as the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleoside/nucleotide drug candidates.
In addition to our strategy of developing drugs for the treatment of HCV, we have also developed products and drug candidates for the treatment of patients with hepatitis B virus, or HBV, human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. We successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of HBV that we licensed to Novartis Pharma AG, or Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. We also discovered and developed through proof-of-concept clinical testing IDX899, a drug candidate from the class of compounds known as non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the treatment of HIV/AIDS. We licensed our NNRTI compounds, including IDX899, now known as ‘761, to GlaxoSmithKline, or GSK, in February 2009. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV Healthcare Company, or ViiV, which is an affiliate of GSK. In February 2011, ViiV informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV. In July 2011, we initiated enrollment of 100 HCV-infected patients into the phase IIb clinical trial of IDX184 and have begun dosing patients in this clinical trial.
The phase IIb clinical trial of IDX184 is double-blind and will include 100 treatment-naïve HCV genotype 1-infected patients. Fifty patients will be randomized to 50 mg of IDX184 and 50 patients to 100 mg of IDX184, each for 12 weeks in combination with Peg-IFN/RBV. Patients will receive an additional 12 or 36 weeks of Peg-IFN/RBV, depending on the virologic response. We will provide an interim analysis of the first 30 patients following 28 days of treatment to a data safety monitoring board, or DSMB, and to the FDA. Once the interim analysis of the 28 day data on the first 30 patients has been reviewed by the DSMB, we will dose the remaining patients in the trial. An additional interim analysis will be provided to the DSMB after 60 patients have been treated for 28 days.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and ‘761:

Product/Drug
Indication	Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In the second quarter of 2011, we completed a one-month single dose bioavailability study in healthy volunteers of a tablet formulation of IDX184. Using the new formulation, in July of 2011, we initiated the phase IIb clinical trial of IDX184 in HCV genotype 1-infected patients and have begun dosing patients in this clinical trial. Currently, our discovery efforts are concentrated on this class of drugs to develop additional novel nucleoside/nucleotide drug candidates. We have identified and are advancing in preclinical development additional highly potent nucleotide polymerase inhibitors, including purine and pyrimidine compounds. We are also pursuing several innovative prodrug approaches to preferentially deliver these agents to the liver.

	NS5A Inhibitors (IDX719)	We selected IDX719 as our lead candidate for our NS5A program. In preclinical studies, IDX719 has shown potent and broad genotypic activity. We anticipate submitting an investigational new drug, or IND, or a clinical trial application, or CTA, by year end 2011, and beginning clinical studies in early 2012.

	Protease Inhibitors	We have identified two potential drug candidates, IDX077 and IDX791, with broad genotypic activity. We expect to continue IND-enabling preclinical studies in 2011, which could result in the selection of a clinical candidate by year end 2011.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In the first quarter of 2011, we completed a three-day proof-of-concept study of IDX375 in treatment-naïve genotype 1-infected patients. After three days of dosing with 100 mg, 200 mg and 400 mg of IDX375 administered twice a day, mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively. We are currently evaluating our future clinical development plan as well as potential partnerships for this drug candidate.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (‘761)	In February 2009, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize ‘761. In the fourth quarter of 2010, ViiV initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
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

We have incurred significant losses each year since our inception in May 1998 and at June 30, 2011, we had an accumulated deficit of $645.9 million. We expect such losses to continue in the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional operating losses for the foreseeable future. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to an underwritten agreement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations until at least the second quarter of 2012.
Results of Operations
Comparison of Three Months Ended June 30, 2011 and 2010
Revenues
Revenues for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$(782)	$(383)
Royalty revenue	1,170	910

	388	527

Other revenue:
Collaboration revenue	656	779
Government grants	—	10

Total revenues	$1,044	$1,316

Collaboration revenue — related party consists of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party is comprised of the following:
•	license and other fees received from Novartis for the license of our HBV and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which are being recognized over the development period of our licensed drug candidates; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.
Collaboration revenue — related party was $0.4 million in the three months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010. The negative license fee revenue is related to the impact of Novartis’ stock subscription rights.
Payments received under the ViiV and GSK collaboration are classified as collaboration revenue under other revenue in our condensed consolidated statements of operations. Collaboration revenue was $0.7 million in the three months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Cost of Revenues
Cost of revenues were $0.6 million in the three months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Research and Development Expenses
Research and development expenses were $10.3 million in the three months ended June 30, 2011 as compared to $12.1 million in the same period in 2010. The decrease of $1.8 million was primarily due to $2.4 million in lower expenses associated with our HCV drug candidates IDX184 and IDX320. During 2010, we conducted a phase IIa clinical trial of IDX184 and a proof-of-concept clinical study of IDX320, whereas there were no ongoing studies of either drug candidate in the three months ended June 30, 2011. Also salaries and personnel related costs decreased $0.6 million primarily due to reduced headcount. Offsetting these amounts was an increase of $1.6 million related to the preclinical development of our NS5A drug candidates.

General and Administrative Expenses
General and administrative expenses were $4.5 million in the three months ended June 30, 2011 as compared to $5.1 million in the same period in 2010. The decrease of $0.6 million was mainly due to lower salaries and personnel related costs, primarily due to reduced headcount.
Other Income, Net
Other income, net was $0.4 million in the three months ended June 30, 2011 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2010.
Income Tax Expense
There was no income tax expense in the three months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Comparison of Six Months Ended June 30, 2011 and 2010
Revenues
Revenues for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$1,540	$1,052
Royalty revenue	2,193	1,891

	3,733	2,943

Other revenue:
Collaboration revenue	1,312	1,035
Government grants	—	21

Total revenues	$5,045	$3,999

Collaboration revenue — related party was $3.7 million in the six months ended June 30, 2011 as compared to $2.9 million in the same period in 2010. The $0.8 million increase was primarily due to less revenue recognized in 2010 related to the impact of Novartis’ stock subscription rights.
Collaboration revenue recognized under the ViiV and GSK collaboration was $1.3 million in the six months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Cost of Revenues
Cost of revenues were $1.1 million in the six months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Research and Development Expenses
Research and development expenses were $18.3 million in the six months ended June 30, 2011 as compared to $23.9 million in the same period in 2010. The decrease of $5.6 million was primarily due to $5.7 million in lower expenses associated with our HCV drug candidates IDX184 and IDX320. During 2010, we conducted a phase IIa clinical trial of IDX184 and clinical trials of IDX320, whereas there were no ongoing studies of either drug candidate in the six months ended June 30, 2011. Also salaries and personnel related costs decreased $0.8 million, primarily due to reduced headcount, as well as a $0.6 million adjustment to the 2010 bonus liability, which was paid in 2011. Offsetting these amounts was an increase of $1.8 million related to the preclinical development of our NS5A drug candidates.

We expect our research and development expenses for 2011 to be higher than the amount incurred in 2010 mainly related to the initiation of a phase IIb clinical trial of IDX184 in July 2011. We may seek a partner that will assist in the further development and commercialization of IDX184, which would reduce future costs associated with IDX184.
We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.
General and Administrative Expenses
General and administrative expenses were $8.4 million in the six months ended June 30, 2011 as compared to $9.9 million in the same period in 2010. The decrease of $1.5 million was due to $1.1 million of lower salaries and personnel related costs primarily due to reduced headcount, as well as a $0.3 million adjustment to the 2010 bonus liability, which was paid in 2011.
We expect general and administrative expenses in 2011 to be lower than expenses incurred in 2010 mainly due to the absence of the severance expense related to our former chief executive officer’s resignation.
Restructuring Charges
During the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to reductions in the workforce in our United States and France facilities in connection with our ongoing cost saving initiatives. All significant severance amounts were paid in 2010.
Other Income, Net
Other income, net was $0.7 million in the six months ended June 30, 2011 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2010.
Income Tax Expense
Income tax expense was less than $0.1 million in the six months ended June 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Liquidity and Capital Resources
Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from ViiV and GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010 and April 2011;

•	net proceeds from private placements of our common stock concurrent with our 2004, 2005 and 2011 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue capital shares pursuant to financing transactions under an existing shelf registration statement filed with the Securities and Exchange Commission, or SEC, in September 2008 so long as the issuance of shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. Pursuant to this shelf registration statement, in August 2009 and in April 2010, we issued approximately 7.3 million and approximately 6.5 million shares, respectively, of our common stock pursuant to underwritten offerings and received $21.2 million and $26.3 million in net proceeds, respectively. Novartis did not participate in either of these offerings. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we have fully utilized the shelf registration statement. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
We have incurred losses in each year since our inception and at June 30, 2011, we had an accumulated deficit of $645.9 million. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. Specifically, in the second half of 2011, we expect our expenses to increase as a result of the initiation of a phase IIb clinical study of IDX184 in July 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock, as described above. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations until at least the second quarter of 2012. However, if we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
We had total cash and cash equivalents of $78.4 million and $46.1 million as of June 30, 2011 and December 31, 2010, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of June 30, 2011, all of our investments were in government agency and treasury money market instruments.
Net cash used in operating activities was $28.0 million and $23.1 million in the six months ended June 30, 2011 and 2010, respectively. The $4.9 million net change is due to decreases in accrued expenses and the receipt of a milestone payment under the ViiV license agreement in 2010, offset by lower operating expenses incurred in 2011.
Net cash used in investing activities was $0.4 million and net cash provided by investing activities was $1.2 million in the six months ended June 30, 2011 and 2010, respectively. The $1.6 million net change was primarily due to the sale of a marketable security in 2010.
Net cash provided by financing activities was $60.4 million and $26.4 million in the six months ended June 30, 2011 and 2010, respectively. The increase is due to the receipt of proceeds from the underwritten offering in April 2011 of $60.2 million as compared to the underwritten offering in April 2010 of $26.3 million.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$9,215	$2,842	$4,415	$1,424	$534
Settlement payments and other agreements	1,065	978	87	—	—
Long-term obligations	8,144	—	824	—	7,320

Total contractual obligations	$18,424	$3,820	$5,326	$1,424	$7,854

Included in the table above is $8.6 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire on August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
As of June 30, 2011, we had $3.2 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2011.
We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payment we received under the ViiV and GSK collaboration. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis, ViiV or another collaborator.
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
In March 2003, we entered into a final settlement agreement with Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This settlement agreement provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan for the treatment of HBV. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo.
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

Recent Accounting Pronouncements
In June, 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. We do not expect that this guidance will have any material effect on our consolidated financial statements.

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
Disclosure Controls and Procedures
We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our primary research and development focus is the treatment of patients with HCV. Our most advanced compound under development is IDX184, a nucleotide polymerase inhibitor. Our other drug candidates for the treatment of HCV are in preclinical and early clinical stages of development. In the third quarter of 2010, we completed a dose-ranging phase IIa trial evaluating IDX184 in combination with Peg-IFN/RBV. Following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We initiated this clinical trial in July 2011, however, if we are not able to continue development of IDX184, or if our progress in development of IDX184 is slowed significantly due to the partial clinical hold, our business may be adversely affected.
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
Our cash and cash equivalents balance was $78.4 million at June 30, 2011. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations until at least the second quarter of 2012. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.
Our need for additional funding will depend in part on whether:
•	with respect to ‘761, ViiV is able to continue clinical development of this drug candidate, following the clinical hold imposed by the FDA in February 2011, such that we receive certain future clinical development milestone payments;

•	with respect to our other drug candidates, Novartis exercises its option to license any such drug candidates, and we receive related license fees, milestone payments and development expense reimbursement payments from Novartis; with respect to any of our drug candidates not licensed by Novartis, we receive related license fees, milestone payments and development expense reimbursement payments from third-parties;

•	with respect to Tyzeka®/Sebivo®, whether the level of royalty payments received from Novartis is significant; and

•	the terms of a development and commercialization agreement, if any, that we enter into with respect to our drug candidate, IDX184, for the treatment of HCV.
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
Our future capital needs will also depend generally on many other factors, including:
•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved by regulatory authorities;

•	the scope and results of our preclinical studies and clinical trials;

•	the progress of our current preclinical and clinical development programs for HCV;

•	the cost of obtaining, maintaining and defending patents on our drug candidates and our processes;

•	the cost, timing and outcome of regulatory reviews;

•	any costs associated with changes in rules and regulations promulgated by the FDA related to the drug development process and/or clinical trials, including but not limited to increased costs associated with the evolving standard of care treatment regimens;

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs related to litigation in which we may be involved or related to any claims made against us;

•	any costs we may incur under current and future licensing arrangements; and

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Moreover, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In May 2009 and April 2011, we received approval from Novartis to issue additional shares pursuant to a financing under our existing shelf registration so long as the issuance of additional shares did not reduce Novartis’ interest in Idenix below specified levels, 40% and 30%, respectively. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
As of June 30, 2011, all of our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of HIV, there are approximately 25 antiviral therapies currently approved for commercial sale in the United States. For the treatment of HCV, pegylated interferon in combination with ribavirin are approved by the FDA for commercial sale. Two drug products, Incivek (telaprevir) and Victrelis (boceprevir), were recently approved by the FDA for the treatment of HCV in combination with Peg-IFN/RBV. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using either one of these approved drugs and future approved combinations of DAAs may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive.

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
Our business is subject to risks associated with doing business internationally, including:
•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	difficulty in staffing and managing operations overseas;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.
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
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action; or c) any future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.
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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allows us to initiate a phase IIb 12-week clinical trial of IDX184 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial.
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
As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to an underwritten agreement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. As of July 22, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
In February 2009, we entered into the ViiV license agreement under which we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including ‘761, for the treatment of human diseases, including HIV/AIDS. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. Our potential revenues under this license agreement will consist primarily of development and sales milestones and royalty payments based on worldwide annual net sales, if any, of an NNRTI compound, including ‘761, by ViiV, its affiliates and sublicensees. Milestone payments and royalties under this agreement will depend solely on ViiV’s efforts, including development and sales efforts and enforcement of patents, which we cannot control. If ViiV does not devote sufficient time and resources to its license agreement with us, including the resolution of the clinical hold relating to ‘761, or focuses its efforts in countries where we do not hold patents, we may not receive any such milestone or royalty payment and our results of operations may be adversely affected.
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
In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV nucleoside/nucleotide polymerase inhibitor drug candidates, including IDX184. We have filed U.S. and foreign patent applications, and in some jurisdictions have obtained patent protection, related to IDX184 itself, as well as to methods of treating HCV with IDX184. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside/nucleotide polymerase inhibitors.
We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Pharmasset, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms.
In accordance with our patent strategy, we are attempting to obtain, and in some jurisdictions have obtained, patent protection for our HIV drug candidate ‘761, which we licensed to ViiV in 2009. We have filed and are prosecuting U.S. and foreign patent applications directed to ‘761 itself, as well as methods of treating HIV with ‘761.
A number of companies have filed patent applications and have obtained patents covering certain compositions and methods for the treatment, diagnosis and/or screening of HBV, HCV and HIV that could materially affect the ability to develop and commercialize Tyzeka®/Sebivo® and other drug candidates we may develop in the future. For example, we are aware that Apath, LLC has obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV drug candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV drug candidates.
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
Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license certain co-owned drug candidates. Under our license agreement, as amended, with the University of Cagliari, we and ViiV have the right to exploit and license certain co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from United States law and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis, ViiV or other third-parties our rights in certain products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing certain drug candidates and selling our products.
Under United States law, a patent co-owner has the right to prevent another co-owner from suing infringers by refusing to join voluntarily in a suit to enforce a patent. Our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari provide that such parties will cooperate to enforce our jointly owned patents on our products or drug candidates. If these agreements terminate or the parties’ cooperation is not given or is withdrawn, or they refuse to join in litigation that requires their participation, we may not be able to enforce these patent rights or protect our markets.
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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of July 22, 2011, we had 96,153,387 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,808,891 shares of common stock with a weighted average exercise price of $6.18 per share.
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
The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include:
•	our collaboration with Novartis;

•	our collaboration with ViiV and GSK;

•	the results of our clinical trials pertaining to any of our drug candidates;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to clinical trials, such as clinical holds imposed by regulatory authorities, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
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
On April 13, 2011, concurrently with a public offering of our common stock, we issued and sold 1,785,714 shares of our common stock to Novartis Pharma AG pursuant to a private placement at a per share price of $2.80, resulting in aggregate proceeds to us of $5.0 million.
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
In a Current Report on Form 8-K filed on June 6, 2011, we disclosed that at our 2011 Annual Meeting of Stockholders held on June 2, 2011, a majority of our stockholders indicated their preference for the advisory vote on the compensation of our named executive officers to be held triennially.
After consideration of the results of the advisory vote taken at our annual meeting on the frequency with which to hold future advisory votes on the compensation of our named executive officers and other factors, our Board of Directors has determined that we will hold an advisory vote on the compensation of our named executive officers on a triennial basis until the next required vote on the frequency of such advisory votes, or until the Board of Directors otherwise determines that a different frequency for such votes is in the best interests of our stockholders.

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

Date: August 9, 2011	By:	/s/ RONALD C. RENAUD, JR. Ronald C. Renaud, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ DANIELLA BECKMAN Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)

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