Form 10-Q
period 2011-09-30
IDENIX PHARMACEUTICALS INC
filed 2011-11-02
CIK 1093649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2011, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 96,153,387 shares.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$64,693	$46,115
Restricted cash	411	411
Receivables from related party	1,161	840
Other current assets	3,434	2,124

Total current assets	69,699	49,490
Intangible asset, net	8,992	9,843
Property and equipment, net	5,647	7,179
Restricted cash	750	750
Other assets	3,701	2,622

Total assets	$88,789	$69,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,680	$2,558
Accrued expenses	7,272	11,472
Deferred revenue	2,623	2,623
Deferred revenue, related party	3,040	3,036
Other current liabilities	481	305

Total current liabilities	15,096	19,994
Other long-term liabilities	11,286	12,058
Deferred revenue, net of current portion	38,373	40,340
Deferred revenue, related party, net of current portion	26,343	28,588

Total liabilities	91,098	100,980
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 96,153,387 and 73,091,514 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	96	73
Additional paid-in capital	654,495	591,884
Accumulated other comprehensive income	690	683
Accumulated deficit	(657,590)	(623,736)

Total stockholders’ deficit	(2,309)	(31,096)

Total liabilities and stockholders’ deficit	$88,789	$69,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010

Revenues:
Collaboration revenue — related party	$1,982	$3,424
Other revenue	656	364

Total revenues	2,638	3,788
Operating expenses:
Cost of revenues	595	566
Research and development	10,190	11,637
General and administrative	3,900	4,440

Total operating expenses	14,685	16,643

Loss from operations	(12,047)	(12,855)
Other income (expense), net	338	(76)

Loss before income taxes	(11,709)	(12,931)
Income tax benefit	—	1

Net loss	$(11,709)	$(12,930)

Basic and diluted net loss per common share	$(0.12)	$(0.18)
Shares used in computing basic and diluted net loss per common share	96,133	72,934
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Revenues:
Collaboration revenue — related party	$5,715	$6,366
Other revenue	1,967	1,421

Total revenues	7,682	7,787
Operating expenses:
Cost of revenues	1,731	1,800
Research and development	28,530	35,548
General and administrative	12,293	14,308
Restructuring charges	—	2,238

Total operating expenses	42,554	53,894

Loss from operations	(34,872)	(46,107)
Other income, net	1,019	712

Loss before income taxes	(33,853)	(45,395)
Income tax expense	(1)	(3)

Net loss	$(33,854)	$(45,398)

Basic and diluted net loss per common share	$(0.39)	$(0.65)
Shares used in computing basic and diluted net loss per common share	87,414	69,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(33,854)	$(45,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,036	3,688
Share-based compensation expense	1,843	2,892
Revenue adjustment for contingently issuable shares	(17)	199
Other	164	118
Changes in operating assets and liabilities:
Receivables from related party	(321)	(20)
Other assets	(2,354)	(986)
Accounts payable	(882)	113
Accrued expenses and other current liabilities	(4,130)	2,249
Deferred revenue	(1,967)	5,111
Deferred revenue, related party	(2,343)	(3,606)
Other liabilities	(780)	(1,401)

Net cash used in operating activities	(41,605)	(37,041)

Cash flows from investing activities:
Purchases of property and equipment	(752)	(549)
Sales of marketable security	—	1,476

Net cash provided by (used in) investing activities	(752)	927

Cash flows from financing activities:
Proceeds from exercise of common stock options	685	228
Proceeds from issuance of common stock to related party	5,056	99
Proceeds from issuance of common stock, net of offering costs	55,169	26,266

Net cash provided by financing activities	60,910	26,593
Effect of changes in exchange rates on cash and cash equivalents	25	22

Net increase (decrease) in cash and cash equivalents	18,578	(9,499)
Cash and cash equivalents at beginning of period	46,115	46,519

Cash and cash equivalents at end of period	$64,693	$37,020

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(120)	$297
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BUSINESS OVERVIEW
Overview
Idenix Pharmaceuticals, Inc., which we refer to as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. In July 2011, we initiated enrollment of 100 HCV-infected patients into a 12-week phase IIb clinical trial of our most advanced drug candidate, IDX184, a nucleotide polymerase inhibitor. We will report an interim analysis from this study after the first 30 patients have completed 28 days of treatment. We have initiated dosing of the first 20 patients and are currently enrolling the remaining ten patients. There have been no safety signals to date. Based on the current rate of enrollment, we expect to complete one month dosing of the first 30 patients in December 2011.
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
We have incurred losses in each year since our inception and at September 30, 2011, we had an accumulated deficit of $657.6 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts, specifically, our phase IIb clinical trial of IDX184 initiated in July 2011. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. In October 2011, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for an indeterminate amount of shares of common stock, up to the aggregate of $150.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock.
We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations into at least the second quarter of 2012. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
Basis of Presentation
The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the SEC on March 7, 2011. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

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
Fair Value Measurements
Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are measured in accordance with FASB guidance. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
At September 30, 2011 and December 31, 2010, we had $47.7 million and $17.7 million, respectively, in money market funds that were classified as Level 2 fair value and included as part of cash and cash equivalents in our condensed consolidated balance sheets. There were no Level 3 assets held at fair value at September 30, 2011 or 2010. There were no gross unrealized gains or losses for the three and nine months ended September 30, 2011 or 2010.
Share-Based Compensation
We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
3. NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), the assumed issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 5) and restricted stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(11,709)	$(12,930)	$(33,854)	$(45,398)
Basic and diluted weighted average number of common shares outstanding	96,133	72,934	87,414	69,941
Basic and diluted net loss per common share	$(0.12)	$(0.18)	$(0.39)	$(0.65)
The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)

Options	7,804	6,430
Contingently issuable shares to related party	1,714	1,023

	9,518	7,453

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.
4. COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2011 and 2010 comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Net loss	$(11,709)	$(12,930)	$(33,854)	$(45,398)
Changes in other comprehensive loss:
Foreign currency translation adjustment	(386)	235	7	(184)

Total comprehensive loss	$(12,095)	$(12,695)	$(33,847)	$(45,582)

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
In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement and we co-developed and co-launched Tyzeka®/Sebivo® for the treatment of HBV. In September 2007, we amended the development and commercialization agreement and we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine in exchange for royalties based on net product sales of Tyzeka®/Sebivo® from Novartis. The royalty percentage increases according to specified tiers of net sales and the percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.2 million and $1.1 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended September 30, 2011 and 2010, respectively, and we recognized $3.4 million and $3.0 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the nine months ended September 30, 2011 and 2010, respectively. The receivables from related party balances of $1.2 million and $0.8 million at September 30, 2011 and December 31, 2010, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.
In October 2009, Novartis waived its right to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We may seek a partner that will assist in the future development and commercialization of this drug candidate.
To date, we have received $117.2 million of non-refundable payments from Novartis under the development and commercialization agreement that have been recorded as deferred revenue. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. We estimate this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $0.8 million as revenue during each of the three months ended September 30, 2011 and 2010 and we recognized $2.3 million and $3.6 million as revenue during the nine months ended September 30, 2011 and 2010, respectively. These amounts are impacted by Novartis’ stock subscription rights described below.
As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our outstanding common stock from our then existing stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. In April 2010, we received approval from Novartis to issue capital shares pursuant to a financing under an existing shelf registration statement filed with the SEC in September 2008 so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 40%. Pursuant to this shelf registration statement in April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in net proceeds. Novartis did not participate in this offering. In April 2011, we received approval from Novartis to issue capital shares and on April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
As of September 30, 2011, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $18.2 million, which has been recorded as additional paid-in capital. Of this amount, $4.5 million has been recorded as a reduction of deferred revenue with the remaining amount of $13.7 million recorded as a reduction of license fee revenue. For the three and nine months ended September 30, 2011, there was no cumulative significant impact of Novartis’ stock subscription rights to additional paid-in capital, deferred revenue or license fee revenue as the value of Novartis’ stock subscription rights at September 30, 2011 was comparable with the values at June 30, 2011 and December 31, 2010, respectively.
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
The ViiV license agreement has performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The $43.5 million payments from ViiV were recorded as deferred revenue and are being recognized as revenue over the life of the agreement, which is estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which milestone payments were received. We recognized $0.7 million and $0.4 million of collaboration revenue for the three months ended September 30, 2011 and 2010, respectively, and recognized $2.0 million and $1.4 million of collaboration revenue for the nine months ended September 30, 2011 and 2010, respectively. We recorded $36.7 million and $38.7 million of deferred revenue as of September 30, 2011 and December 31, 2010, respectively, related to payments received from ViiV.
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
The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

	September 30,	December 31,
	2011	2010
	(In Thousands)

Beginning balance	$9,843	$11,069
Amortization expense	(851)	(1,226)

Ending balance	$8,992	$9,843

As of September 30, 2011 and December 31, 2010, accumulated amortization was $6.0 million and $5.2 million, respectively. Amortization expense for this asset is anticipated to be $1.1 million per year through September 30, 2016 and a total of $3.5 million thereafter through 2019, which is the term of the expected economic benefit of the asset.
8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)

Research and development contract costs	$1,668	$1,948
Payroll and benefits	2,730	3,232
Professional fees	647	797
Short-term portion of accrued settlement payment	856	1,086
Severance payments	—	2,297
Other	1,371	2,112

	$7,272	$11,472

On October 28, 2010, our former chief executive officer resigned from his positions as chairman of the board of directors, president and chief executive officer and received severance payments of approximately $2.3 million, which were paid as of June 30, 2011.
9. SHARE-BASED COMPENSATION
The following table shows share-based compensation expense as reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Research and development	$269	$308	$820	$942
General and administrative	345	646	1,023	1,950

Total share-based compensation expense	$614	$954	$1,843	$2,892

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended Septemeber 30,
	2011	2010	2011	2010

Weighted average fair value of options	$2.62	$3.06	$2.15	$1.74
Risk-free interest rate	0.99%	1.60%	2.07%	2.37%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.20	5.14	5.20	5.14
Expected volatility	74.8%	70.2%	75.0%	69.1%
The expected option term and expected volatility were determined by examining the expected term and expected volatility of our stock.
The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2010	7,031,736	$6.61
Granted	1,281,800	$3.42
Cancelled	(311,358)	$6.39
Exercised	(198,666)	$3.45

Options outstanding at September 30, 2011	7,803,512	$6.17

Options exercisable at September 30, 2011	5,886,662	$6.98
We had an aggregate of $4.4 million of share-based compensation expense as of September 30, 2011 remaining to be amortized over a weighted average expected term of 2.66 years.
10. COMMITMENTS AND CONTINGENCIES
Product and Drug Candidates
In connection with the resolution of matters relating to certain of our HCV drug candidates, we entered into a settlement agreement in May 2004 with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2011.
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

IDENIX PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV, and HIV.
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
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action after August 2012; or c) a future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly. No estimate of a potential loss can be made and therefore we have not recorded a liability associated with this potential contingent matter.
Indemnification
We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the development and commercialization agreement and the stock purchase agreement. Under the development and commercialization agreement and the stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries described above. If one or more of the representations or warranties were not true at the time they were made to Novartis, we would be in breach of one or both of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include some of our directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under the development and commercialization agreement and stock purchase agreement, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.
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
Overview
Idenix Pharmaceuticals, Inc., which we reference together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on multiple classes of drugs, which include nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin with the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We will seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleoside/nucleotide drug candidates.
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

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo® and ‘761:

Product/Drug
Indication	Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In the second quarter of 2011, we completed a one-month single dose bioavailability study in healthy volunteers of a tablet formulation of IDX184. Using the new formulation, in July of 2011, we initiated the phase IIb clinical trial of IDX184 in 100 HCV genotype 1-infected patients. We will report an interim analysis from this study after the first 30 patients have completed 28 days of treatment. We have initiated dosing of the first 20 patients and are currently enrolling the remaining ten patients. There have been no safety signals to date. Based on the current rate of enrollment, we expect to complete one month dosing of the first 30 patients in December 2011.

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

	NS5A Inhibitors (IDX719)	We selected IDX719 as our lead candidate for our NS5A program. In preclinical studies, IDX719 has shown potent and broad genotypic activity. We anticipate submitting an investigational new drug, or IND, or a clinical trial application, or CTA, by year end 2011 and beginning clinical studies in early 2012.

	Protease Inhibitors (IDX077 and IDX791)	We have elected not to devote significant resources to the protease inhibitors discovery program at this time and have reallocated these resources to the discovery and development of additional nucleoside/nucleotide drug candidates. We will continue to evaluate potential partnerships and licensing agreements for these drug candidates and related intellectual property.

	Non-Nucleoside Polymerase Inhibitor (IDX375)	In the first quarter of 2011, we completed a three-day proof-of-concept study of IDX375 in treatment-naïve genotype 1-infected patients. After three days of dosing with 100 mg, 200 mg and 400 mg of IDX375 administered twice a day, mean HCV viral load reductions were 1.3, 2.3 and 2.7 log10 IU/mL, respectively. We have elected not to continue clinical development of this drug candidate at this time and have reallocated these resources to the discovery and development of additional nucleoside/nucleotide drug candidates. We will continue to evaluate potential partnerships and licensing agreements for this drug candidate and related intellectual property.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

HIV	Non-Nucleoside Reverse Transcriptase Inhibitor (‘761)	In February 2009, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize ‘761. In the fourth quarter of 2010, ViiV initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. ViiV has full responsibility for the development of ‘761, including any regulatory interactions.
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
We have incurred significant losses each year since our inception in May 1998 and at September 30, 2011, we had an accumulated deficit of $657.6 million. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional losses for the foreseeable future. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations into at least the second quarter of 2012.
Results of Operations
Comparison of Three Months Ended September 30, 2011 and 2010
Revenues
Revenues for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$821	$2,355
Royalty revenue	1,161	1,069

	1,982	3,424

Other revenue:
Collaboration revenue	656	354
Government grants	—	10

Total revenues	$2,638	$3,788

Collaboration revenue — related party consisted of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party was comprised of the following:
•	license and other fees received from Novartis for the license of our HBV and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which are being recognized over the development period of our licensed drug candidates; and
•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.
Collaboration revenue — related party was $2.0 million in the three months ended September 30, 2011 compared to $3.4 million in the same period in 2010. The $1.4 million change was due to additional revenue recognized in 2010 related to the impact of Novartis’ stock subscription rights.
Payments received under the ViiV and GSK collaboration are classified as collaboration revenue under other revenue in our condensed consolidated statements of operations. Collaboration revenue was $0.7 million in the three months ended September 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Cost of Revenues
Cost of revenues were $0.6 million in the three months ended September 30, 2011 which was substantially unchanged as compared to the same period in 2010.

Research and Development Expenses
Research and development expenses were $10.2 million in the three months ended September 30, 2011 as compared to $11.6 million in the same period in 2010. The decrease of $1.4 million was primarily due to $3.3 million of lower expenses related to devoting fewer resources our protease inhibitor and non-nucleoside polymerase inhibitor programs in 2011 partially offset by a $1.8 million increase in expenses related to preclinical development of our NS5A drug candidates.
General and Administrative Expenses
General and administrative expenses were $3.9 million in the three months ended September 30, 2011 as compared to $4.4 million in the same period in 2010. The decrease of $0.5 million was mainly due to lower salaries and personnel related costs, primarily due to reduced headcount.
Other Income (Expense), Net
Other income, net was $0.3 million in the three months ended September 30, 2011 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2010.
Income Tax Benefit
There was no income tax benefit in the three months ended September 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Comparison of Nine Months Ended September 30, 2011 and 2010
Revenues
Revenues for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$2,361	$3,406
Royalty revenue	3,354	2,960

	5,715	6,366

Other revenue:
Collaboration revenue	1,967	1,390
Government grants	—	31

Total revenues	$7,682	$7,787

Collaboration revenue — related party was $5.7 million in the nine months ended September 30, 2011 as compared to $6.4 million in the same period in 2010. The $0.7 million change was primarily due to additional -revenue recognized in 2010 related to the impact of Novartis’ stock subscription rights.
Collaboration revenue recognized under the ViiV and GSK collaboration was $2.0 million in the nine months ended September 30, 2011 compared to $1.4 million in 2010. The increase of $0.6 million was due mainly to the recognition of additional revenue related to the $20.0 million milestone payment received in November 2010.
Cost of Revenues
Cost of revenues were $1.7 million in the nine months ended September 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Research and Development Expenses
Research and development expenses were $28.5 million in the nine months ended September 30, 2011 as compared to $35.5 million in the same period in 2010. The decrease of $7.0 million was primarily due to $5.5 million of lower expenses related to devoting fewer resources to our protease inhibitor and non-nucleoside polymerase inhibitor programs in 2011. Additionally, expenses decreased $2.6 million related to the timing of clinical trials; in January 2010 we initiated a phase IIa clinical trial of IDX184, whereas in July 2011 we initiated a phase IIb clinical trial of IDX184. Salaries and personnel related costs decreased $0.8 million in 2011 compared to 2010, primarily due to reduced headcount, as well as a $0.6 million adjustment to the 2010 bonus liability, which was paid in 2011. Offsetting these amounts was an increase of $3.7 million related to the preclinical development of our NS5A drug candidates.

We expect our research and development expenses for 2011 to be consistent with the amount incurred in 2010. We expect to incur additional expenses related to the ongoing phase IIb clinical trial for IDX184 offset by lower expenses related to devoting fewer resources to our protease inhibitor and non-nucleoside polymerase inhibitor programs in 2011. We may seek a partner that will assist in the further development and commercialization of IDX184, which would reduce future costs associated with IDX184.
We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.
General and Administrative Expenses
General and administrative expenses were $12.3 million in the nine months ended September 30, 2011 as compared to $14.3 million in the same period in 2010. The decrease of $2.0 million was mainly due to $1.4 million of lower salaries and personnel related costs primarily due to reduced headcount, as well as a $0.3 million adjustment to the 2010 bonus liability, which was paid in 2011.
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
Other Income, Net
Other income, net was $1.0 million in the nine months ended September 30, 2011 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2010.
Income Tax Expense
Income tax expense was less than $0.1 million in the nine months ended September 30, 2011 which was substantially unchanged as compared to the same period in 2010.
Liquidity and Capital Resources
Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:
•	license, milestone, royalty and other payments from Novartis;
•	license, milestone and stock purchase payments from ViiV and GSK;
•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;
•	sales of Tyzeka® in the United States through September 30, 2007;
•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;
•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;
•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010 and April 2011;
•	net proceeds from private placements of our common stock concurrent with our 2004, 2005 and 2011 public offerings; and
•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. In April 2010, we received approval from Novartis to issue capital shares pursuant to financing transactions under an existing shelf registration statement filed with the Securities and Exchange Commission, or SEC, in September 2008 so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 40%. Pursuant to this shelf registration statement in April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in net proceeds. Novartis did not participate in this offering. In April 2011, we received approval from Novartis to issue capital shares and on April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to this shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement.
We have incurred losses in each year since our inception and at September 30, 2011, we had an accumulated deficit of $657.6 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts, specifically, our phase IIb clinical study of IDX184 initiated in July 2011. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. In October 2011, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $150.0 million, for future issuance. As previously noted, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level.
We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations into at least the second quarter of 2012. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.
We had total cash and cash equivalents of $64.7 million and $46.1 million as of September 30, 2011 and December 31, 2010, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of September 30, 2011, all of our investments were in government agency and treasury money market instruments.
Net cash used in operating activities was $41.6 million and $37.0 million in the nine months ended September 30, 2011 and 2010, respectively. The $4.6 million net change was due to decreases in accrued expenses and the receipt of a milestone payment under the ViiV license agreement in 2010, offset by lower operating expenses incurred in 2011.
Net cash used in investing activities was $0.8 million and net cash provided by investing activities was $0.9 million in the nine months ended September 30, 2011 and 2010, respectively. The $1.7 million net change was primarily due to the sale of a marketable security in 2010.
Net cash provided by financing activities was $60.9 million and $26.6 million in the nine months ended September 30, 2011 and 2010, respectively. The increase of $34.3 million was primarily due to the receipt of proceeds from the underwritten offering in April 2011 of $60.2 million as compared to the underwritten offering in April 2010 of $26.3 million.
Contractual Obligations and Commitments
Set forth below is a description of our contractual obligations as of September 30, 2011:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$8,506	$2,819	$3,908	$1,424	$355
Settlement payments and other agreements	1,860	1,230	446	184	—
Long-term obligations	7,857	—	538	—	7,319

Total contractual obligations	$18,223	$4,049	$4,892	$1,608	$7,674

Included in the table above is $8.4 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.
In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013.
As of September 30, 2011, we had $3.1 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV, HCV and HIV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.
In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2011.
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
Disclosure Controls and Procedures
We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 10 of this quarterly report for discussions of our legal proceedings.

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
Our cash and cash equivalents balance was $64.7 million at September 30, 2011. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations into at least the second quarter of 2012. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In October 2011, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $150.0 million, for future issuance. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock.
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
Proposing, negotiating and implementing the acquisition or in-license of drug candidates may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of drug candidates. We may not be able to acquire the rights to additional drug candidates on terms that we find acceptable.
Our investments are subject to general credit, liquidity, market and interest rate risks.
As of September 30, 2011, all of our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
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
We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; b) the parties are unable to resolve this matter through negotiations and remedial action after August 2012; or c) any future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.
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

If the results of our or our partner’s ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:
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
As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:
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
Under the terms of the stockholders’ agreement, Novartis has the right to purchase, at par value of $0.001 per share, such number of shares of our capital stock that would be required to maintain its percentage ownership of our voting stock if we issue shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. If Novartis elects to maintain its percentage ownership of our voting stock under the rights described above, Novartis will be buying such shares at a price that is substantially below market value, which would cause dilution. This right of Novartis will remain in effect until the earlier of:
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
Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009 and in April 2010. On April 13, 2011, we issued approximately 21.1 million shares of our common stock pursuant to an underwritten agreement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. As of October 24, 2011, Novartis owned approximately 35% of our outstanding common stock.

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
Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of October 24, 2011, we had 96,153,387 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,803,512 shares of common stock with a weighted average exercise price of $6.17 per share.
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
None.

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

Date: November 2, 2011	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	By:	/s/ DANIELLA BECKMAN
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