Form 10-K
period 2011-12-31
IDENIX PHARMACEUTICALS INC
filed 2012-03-06
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form    10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2011 was approximately $313.0 million. For this purpose, the registrant considers its directors and officers and Novartis Pharma AG to be affiliates.

The number of shares outstanding of the registrant’s class of common stock as of February 21, 2012 was 107,592,574 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 7, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.

Form 10-K

EX-10.12 Fifth Amendment of Lease, dated November 30, 2011, between RB Kendall Fee, LLC and the Registrant

EX-21.1 Subsidiaries of the Company

EX-23.1 Consent of PricewaterhouseCoopers LLP

EX-31.1 CEO Cert Section 302

EX-31.2 CFO Cert Section 302

EX-32.1 CEO Cert Section 906

EX-32.2 CFO Cert Section 906

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our drug candidates, the safety, efficacy and potential benefits of our drug candidates, expectations with respect to development and commercialization of our drug candidates, expectations with respect to licensing arrangements with third-parties, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these drug candidates and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this Annual Report on Form 10-K may be deemed forward-looking statements. Without limiting the foregoing, “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are also intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; our ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; industry trends; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any drug candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.

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

We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed, estimated or expected. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of the date of this Annual Report on Form 10-K (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

PART I

Item 1. Business

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of hepatitis C virus, or HCV. HCV is a leading cause of liver disease. According to the World Health Organization, HCV is responsible for 50% to 76% of all liver cancer cases worldwide and two thirds of all liver transplants in the developed world. The World Health Organization also has estimated that approximately 170 million people worldwide are chronically infected with HCV and an additional three to four million people are infected each year. We believe that large market opportunities exist for new treatments of HCV because the current treatments have substantial side effects and only treat a portion of the HCV-infected patient population. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that will eliminate the need for interferon and/or ribavirin as currently used in the treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We may seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.

Business Highlights

Our HCV discovery program is focused on nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors:

Nucleoside/Nucleotide Polymerase Inhibitors. We believe that nucleoside/nucleotide polymerase inhibitors will be a backbone in the future treatment regimens of HCV due to their high barrier to resistance and broad genotypic activity. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to discover multiple novel nucleoside/nucleotide drug candidates.

The most advanced of our development programs is IDX184, a novel liver-targeted nucleotide prodrug candidate. In July 2011, we initiated a phase IIb clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, in treatment-naïve HCV genotype 1-infected patients. After 31 patients completed 28 days of treatment, the side effect profile of IDX184 was consistent with that seen with Peg-IFN/RBV and there were no serious adverse events. Rapid virologic response, or RVR, findings demonstrated that 73% of patients in the 100 mg IDX184 arm and 63% in the 50 mg arm had undetectable virus (< 25 IU/ml) at 28 days. As of January 9, 2012, 87% of patients in the 100 mg arm and 94% in the 50 mg arm had undetectable virus at a median of 8 weeks of treatment.

We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent data safety monitoring board, or DSMB, and to the U.S. Food and Drug Administration, or FDA. The DSMB reviewed the data for the first 31 patients and recommended the continuation of enrollment in the phase IIb IDX184 clinical trial. We submitted the interim data, along with the DSMB’s recommendations, to the FDA and requested the continuation of this study and removal of the partial clinical hold for IDX184. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria as recommended by the DSMB. Refer to the “Products and Drug Candidates” heading below for more information about the partial clinical hold.

We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. In 2011, we selected two additional nucleotide polymerase inhibitors, IDX19368 and IDX19370, to advance into preclinical testing. We selected IDX19368 as our lead candidate for our next generation nucleotide polymerase inhibitor program and we expect to submit an investigational new drug application, or IND, for this candidate in the middle of 2012. We are also evaluating other nucleotide prodrugs in preclinical testing.

As a result of allocating most of our discovery resources to additional nucleoside/nucleotide polymerase inhibitor drug candidates, we did not devote significant resources to our protease inhibitor and non-nucleoside programs in 2011. We may evaluate potential partnerships and licensing agreements for our drug candidates in the protease inhibitor and non-nucleoside programs as well as related intellectual property.

NS5A Inhibitors. Our lead drug candidate for our NS5A inhibitor program is IDX719, which has demonstrated potent, pan-genotypic activity in preclinical tests. In December 2011, we filed an IND for IDX719 and in January 2012, we initiated a phase I clinical study in healthy volunteers. We expect to begin a proof-of-concept study in the second quarter of 2012.

In April 2011 and November 2011, we issued approximately 21.1 million and 10.8 million shares, respectively, of our common stock pursuant to underwritten offerings and received $60.2 million and $65.8 million in net proceeds, respectively.

Novartis Collaboration

In May 2003, we entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. In addition, Novartis also purchased approximately 54% of our then outstanding capital stock in May 2003. Under the development and commercialization agreement, we successfully developed and received worldwide marketing approval for telbivudine (Tyzeka®/Sebivo®), a drug for the treatment of hepatitis B virus, or HBV, that we licensed to Novartis. In 2007, we began receiving royalties from Novartis based on a percentage of net sales of Tyzeka®/Sebivo®. As part of this agreement, Novartis has an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 30% ownership of our common stock. As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner that will assist in the future development and commercialization of this drug candidate.

Products and Drug Candidates

Hepatitis C

HCV Background

We believe that combining two or more direct-acting HCV antiviral agents, particularly agents directed against different HCV targets, could lead to a more potent inhibition of HCV replication and to a better suppression of the emergence of drug resistance compared to the use of single agents or two agents directed against the same HCV target. A DAA combination regimen approach could expand the treatable HCV population by including those patients who cannot be treated with interferon-based therapies or those for whom existing treatment regimens have been ineffective.

We are currently developing nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors to inhibit HCV replication:

Nucleoside/Nucleotide Polymerase Inhibitors. During HCV replication, the viral polymerase, also called the NS5B polymerase, is the key enzyme that replicates the viral genetic information contained in the HCV viral genetic material, which is known as viral ribonucleic acid, or RNA, and is therefore essential for the virus to reproduce itself. Nucleosides/nucleotides are small, natural chemical compounds that function as the building blocks of human and viral genetic material. Nucleoside polymerase inhibitors prevent HCV replication by interfering with the activity of the viral polymerase. Mimicking the role of natural nucleosides, nucleoside polymerase inhibitors bind directly to the active site of the polymerase and are incorporated by viral polymerases into replicating viral genomes. This event leads to chain termination, preventing the virus from reproducing its genetic material. As drugs, nucleoside/nucleotide polymerase inhibitors have a proven record of success as antiviral agents and generally offer selectivity, antiviral activity, a high barrier to resistance, long duration of action and the potential for convenient oral administration. As a result, nucleosides/nucleotides may be particularly well suited for the treatment of chronic viral diseases.

NS5A Inhibitors. NS5A is a multifunctional, nonstructural HCV protein that is important for the formation of viral replication complexes, the process of viral replication and virus assembly. We believe that NS5A inhibitor agents could complement nucleoside/nucleotide polymerase inhibitors in future HCV combination regimens.

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

In October 2008, we successfully completed a phase I clinical study, which demonstrated favorable pharmacokinetics and safety properties in healthy volunteers, and we subsequently initiated a proof-of-concept clinical trial. We successfully completed the proof-of-concept clinical trial in treatment-naïve HCV genotype 1-infected patients in July 2009. In the fourth quarter of 2009, we initiated a phase IIa clinical trial for IDX184. The clinical study was a randomized, double-blind, placebo-controlled, sequential cohort, dose-escalation study evaluating the safety, tolerability, pharmacokinetics and antiviral activity of IDX184 in combination with Peg-IFN/RBV in treatment-naïve HCV genotype 1-infected patients. Patients received a daily dose of IDX184 or placebo plus Peg-IFN/RBV for 14 days and continued on Peg-IFN/RBV for an additional 14 days. All patients in the study had the option to continue Peg-IFN/RBV for up to 48 weeks. Four dosing regimens of IDX184 ranging from 50 mg to 200 mg per day were evaluated. In the 100 mg and 200 mg cohorts, once-daily (QD) and twice-daily (BID) regimens were compared. Each cohort of the study evaluated 20 patients randomized four to IDX184 and one to placebo. IDX184, at doses at or above 100 mg combined with Peg-IFN/RBV at 14 days, demonstrated similar antiviral activity. Mean HCV RNA reductions ranged from 3.7 to 4.3 log10 IU/mL and 29% to 50% of subjects achieved undetectable HCV RNA levels compared to 1.5 log10 IU/mL reduction in the placebo plus Peg-IFN/RBV. Alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST, levels, which are markers for liver injury, improved significantly faster in patients treated with IDX184 and Peg-IFN/RBV as compared to patients receiving only Peg-IFN/RBV. At daily doses of IDX184 up to 200 mg in combination with Peg-IFN/RBV for 14 days, the side effect profile of IDX184 combined with Peg-IFN/RBV has been consistent with the known side effect profile of Peg-IFN/RBV.

In September 2010, the FDA placed IDX184 and IDX320 on clinical hold and in February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in July 2011. Refer to the “Combination Drug-Drug Interaction Study” heading below for more details on the clinical hold.

The phase IIb clinical trial of IDX184 is double-blind and will include treatment-naïve HCV genotype 1-infected patients. Patients will be randomized to receive either 50 mg or 100 mg of IDX184, each for 12 weeks in combination with Peg-IFN/RBV. Patients will receive an additional 12 or 36 weeks of Peg-IFN/RBV, depending on the virologic response. Our interim data of 31 patients that completed 28 days of treatment demonstrated that the side effect profile of IDX184 was consistent with that seen with Peg-IFN/RBV and there were no serious adverse events. The interim data also demonstrated 73% of patients in the 100 mg

IDX184 arm (n=15) and 63% in the 50 mg arm (n=16) had undetectable virus (< 25 IU/ml) at 28 days. As of January 9, 2012, 87% of patients in the 100 mg arm and 94% in the 50 mg arm had undetectable virus at a median of 8 weeks of treatment.

We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent DSMB and to the FDA. The DSMB reviewed the data for the first 31 patients and recommended the continuation of enrollment in the phase IIb IDX184 clinical trial. We submitted the interim data, along with the DSMB’s recommendations, to the FDA and requested the continuation of this study and removal of the partial clinical hold for IDX184. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria as recommended by the DSMB.

In October 2009, Novartis waived its option to license IDX184 under the development and commercialization agreement. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate.

We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. In 2011, we selected two additional nucleotide polymerase inhibitors, IDX19368 and IDX19370, to advance into preclinical testing. We selected IDX19368 as our lead candidate for our next generation nucleotide polymerase inhibitor program and we expect to submit an IND for this candidate in the middle of 2012. We are also evaluating other nucleotide prodrugs in preclinical testing.

NS5A Inhibitors Development

Our lead drug candidate for our NS5A inhibitor program is IDX719. Preclinical studies have shown that IDX719 has potent, pan-genotypic activity in vitro with the potential for once-daily dosing. In December 2011, we filed an IND for IDX719 and in January 2012, we initiated a phase I clinical study in healthy volunteers. This study will evaluate safety, pharmacokinetics and food effect of IDX719 in 48 healthy volunteers. We expect to begin a proof-of-concept study in treatment-naïve HCV genotype 1-infected patients in the second quarter of 2012.

Protease Inhibitors Development

Our lead drug candidate from our protease inhibitor program was IDX320, a non-covalent macrocyclic inhibitor. The IDX320 program was discontinued following the three serious adverse events of liver injury in the 14-day phase I drug-drug interaction study of IDX184 and IDX320, discussed below.

In 2011, we identified two potential protease inhibitor drug candidates, IDX077 and IDX791, with broad genotypic activity. Subsequently, we elected not to devote significant resources to our protease inhibitor program and reallocated these resources to the discovery and development of additional nucleoside/nucleotide drug candidates. We may evaluate potential partnerships and licensing agreements for these drug candidates and related intellectual property.

Non-Nucleoside Polymerase Inhibitors Development

Our lead drug candidate for our non-nucleoside polymerase inhibitor program was IDX375, a novel palm-binding polymerase inhibitor that had demonstrated a favorable preclinical pharmacokinetic profile in several species, high liver to plasma concentrations in rodents and adequate safety in animal studies.

In November 2009, we initiated a single ascending dose phase I clinical study evaluating the safety, tolerability and pharmacokinetics of a choline salt form of IDX375 in healthy volunteers. The study was a randomized, double-blind, placebo-controlled study with five dosing regimens of IDX375 ranging from 25 mg QD to 200 mg BID for one day. Each cohort of the study evaluated eight subjects randomized six to IDX375 and two to placebo. The data demonstrated favorable plasma exposure of IDX375 with a long elimination half-life of approximately 30 to 40 hours suggesting the potential for once- or twice-daily dosing in patients. IDX375 was well tolerated and demonstrated a favorable safety profile. There were no significant laboratory abnormalities.

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

In 2011, we elected not to devote significant resources to our non-nucleoside program and reallocated these resources to the discovery and development of additional nucleoside/nucleotide drug candidates. We may evaluate potential partnerships and licensing agreements for this drug candidate and related intellectual property.

Combination Drug-Drug Interaction Study

In July 2010, we conducted a 14-day phase I, randomized, double-blind, placebo-controlled study to evaluate the pharmacokinetic drug-drug interaction between IDX184 and IDX320 in 20 healthy volunteers. Two cohorts were evaluated in the study with 10 subjects in each cohort randomized eight to active drug and two to placebo. Subjects in the first cohort received 400 mg QD of IDX320 plus placebo for the first week, subsequently adding 100 mg QD of IDX184 for the second week. Subjects in the second cohort received 100 mg QD of IDX184 plus placebo for the first week, subsequently adding 400 mg QD of IDX320 for the second week. There was no clinically significant pharmacokinetic drug-drug interaction between IDX184 and IDX320 observed in this study. There were no adverse events or laboratory abnormalities observed during the two weeks of drug exposure. There were three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following the 14-day drug-drug interaction study. The liver function tests returned to normal levels in the three subjects during follow-up visits. Due to these serious adverse events, in September 2010, the FDA placed IDX184 and IDX320 on clinical hold. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed by the FDA. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in July 2011 with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. Refer to the “Nucleoside/Nucleotide Polymerase Inhibitors Development” heading above for more details on the advancement of IDX184 into a phase IIb clinical trial.

HIV

We have developed a non-nucleoside reverse transcriptase inhibitor, or NNRTI, drug candidate, IDX899, for the treatment of human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS, for use in combination therapy. In 2008, we successfully completed a proof-of-concept clinical trial of IDX899 in treatment-naïve HIV-infected patients. In February 2009, we licensed our NNRTI compounds to GlaxoSmithKline, or GSK. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV Healthcare Company, or ViiV, which is an affiliate of GSK. The ViiV license agreement granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. In 2009, ViiV performed long-term chronic toxicology studies and drug-drug interaction studies in healthy volunteers with ‘761, which demonstrated a favorable safety and drug-drug interaction profile. In the fourth quarter of 2010, ViiV initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Upon such termination, ViiV will relinquish all rights it has in the intellectual property licensed from us and grants us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the ViiV license agreement. As a result of this termination, we will not receive any additional milestone or royalty payments under the ViiV license agreement. We are not subject to early termination penalties under the ViiV license agreement.

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

Our Scientists

Our scientists are engaged in drug discovery and development. Our scientists have expertise in the areas of medicinal chemistry, molecular virology and pharmacology. They also have substantial experience in applying this expertise to the discovery and development of nucleoside/nucleotide and NS5A inhibitors which target the viral replication cycle.

Focused Compound Library

Our focused compound library contains a diverse set of structures, which have been synthesized for the principal purpose of targeting and inhibiting viral replication. These structures consist of various nucleosides, nucleoside analogs, nucleotides, selected non-nucleosides and other small molecule compounds, including protease and NS5A inhibitors.

Target Selection

We focus on viral diseases representing large and growing market opportunities with significant unmet medical needs. Our selection of a particular therapeutic target within those viral diseases takes into consideration the experience and expertise of our scientific management team, and the potential that our nucleoside analog, nucleotide and NS5A inhibitor libraries, and those libraries to which we have access, could yield a small molecule lead. The final selection is based on the possibility of being able to generate robust medicinal chemistry structure-activity relationships to assist lead optimization and secure relevant intellectual property rights.

Screening

We believe that our efficiency in selecting a lead chemical structure from our focused library, and the libraries which we access, distinguishes us from our competitors. Our ability to synthesize multiple compounds with antiviral activity in our Montpellier, France facility enhances early progress toward lead optimization in our Cambridge, Massachusetts facility.

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

•

the manufacturing and supply agreement, under which Novartis manufactured for us the active pharmaceutical ingredient, or API, for the clinical development and commercial supply of drug candidates it licensed from us and the finishing and packaging of licensed products for commercial sale;

•	the stockholders’ agreement, which was subsequently amended and restated in July 2004 and amended in April 2011 in connection with our underwritten offering; and

•

the stock purchase agreement, under which Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined milestones with respect to the development of specific HCV drug candidates, including valopicitabine, which we ceased developing in July 2007, and prodrugs.

In July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased 5.4 million shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and approximately 3.9 million shares of common stock for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1.1 million shares of common stock for a purchase price of $0.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010 or November 2011. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 31% as of February 21, 2012.

In conjunction with the underwritten offering and private placement with Novartis in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment.

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

In February 2009, Novartis waived its option to license any of our NNRTI compounds, including IDX899, which allowed us to enter into the ViiV license agreement. As part of the ViiV transaction, we amended the development and commercialization agreement with Novartis such that Novartis retained the exclusive option to license other drug candidates developed by us, or in some cases licensed to us, so long as Novartis maintained ownership of 40% of our voting stock rather than ownership of 51% of our voting stock, as was initially agreed to by the parties in 2003. The development and commercialization agreement was further amended in April 2011 to require Novartis to own at least 30% of our common stock to maintain these rights.

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

Product Sales Arrangement

In connection with the drug candidates that Novartis licenses from us, with the exception of Tyzeka®/Sebivo®, we have retained the right to co-promote or co-market in the United States, United Kingdom, France, Germany, Italy and Spain. In the United States, we would act as the lead commercial party, record revenue from product sales and share equally the resulting net benefit from co-promotion from the date of product launch. In the United Kingdom, France, Germany, Italy and Spain, Novartis would act as the lead commercial party, record revenue from product sales and would share with us the net benefit from co-promotion and co-marketing. The net benefit is defined as net product sales minus related cost of sales. In the United Kingdom, France, Germany, Italy and Spain, the net benefit that would be shared with us would increase incrementally during the first three years from the date of product launch, such that we would share equally with Novartis beginning in the third year from the date of product launch. In other countries, we would effectively sell products to Novartis for their further sale to third- parties. Novartis would pay us for such products at a price that is determined under the terms of our manufacturing and supply agreement with Novartis and we would receive a royalty payment from Novartis on net product sales.

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

Stockholders’ Agreement

In connection with Novartis’ purchase of our stock from our then existing stockholders, we and substantially all of our stockholders entered into the stockholders’ agreement with Novartis, which was amended and restated in 2004 and in April 2011 in connection with our underwritten offering. Under the terms of the amended and restated stockholders’ agreement, we have:

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

Stock Purchase Agreement

On March 21, 2003, Novartis, substantially all holders of our capital stock as of May 8, 2003 and Idenix entered into the stock purchase agreement. Under the stock purchase agreement, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares.

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

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we entered into the ViiV license agreement and granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into a stock purchase agreement, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

In March 2009, we received a $34.0 million payment related to this collaboration, which consisted of a $17.0 million license fee payment under the ViiV license agreement and the $17.0 million payment under the GSK stock purchase agreement described above. In 2010, we received a $6.5 million milestone payment for the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study of ‘761. Pursuant to the ViiV license agreement, we were eligible to receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Upon termination, ViiV will relinquish all rights it has in the intellectual property licensed from us and grants us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. As a result of this termination, we will not receive any additional milestone or royalty payments under the ViiV license agreement. We are not subject to early termination penalties under the ViiV license agreement.

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

Under the ViiV license agreement and the GSK stock purchase agreement, we have agreed to indemnify ViiV as sublicensee, GSK and their affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties regarding our NNRTI program, including ‘761, including representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time we made them, we would be in breach of these agreements. In the event of such a breach, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we may be liable could be substantial.

As part of the collaboration with ViiV and GSK, Novartis waived certain rights under the development and commercialization agreement. Specifically, subject to certain retained rights, Novartis waived its rights to the intellectual property that covers the compounds licensed to ViiV. Novartis also agreed that the compounds licensed to ViiV are deemed rejected compounds under the development and commercialization agreement. In addition, we represented and warranted to Novartis that neither we nor our affiliates or licensees (or their successors and assigns) would assert infringement claims against Novartis or certain of its related entities (or their successors and assigns) if such entities exercise limited rights under a subset of the patent rights licensed to ViiV.

Pursuant to the amended and restated stockholders’ agreement with Novartis, Novartis also executed a waiver and consent whereby Novartis:

•	consented to the sale by us of approximately 2.5 million shares of our common stock to GSK;

•	approved our entering into the ViiV license agreement;

•	waived its rights to buy a pro rata portion of the shares of our common stock issued to GSK;

•	approved our granting of registration rights to GSK and waived its rights to participate in such registration; and

•

waived, until a certain time, its rights to request that we file a registration statement on Novartis’ behalf or include shares of our common stock owned by Novartis in any such registration statement filed on behalf of GSK.

In January 2009, as part of the collaboration with ViiV, we amended the development and commercialization agreement to provide that Novartis retained the exclusive option to obtain rights to drug candidates developed by us, or in some cases licensed to us, for so long as Novartis maintained ownership of 40% of our common stock, rather than ownership of 51% of our common stock, as was the requirement prior to the execution of this amendment. The development and commercialization agreement was further amended in April 2011 to require Novartis to own at least 30% of our common stock to maintain these rights.

Additionally, in January 2009, as part of the collaboration with ViiV, we amended an agreement with Novartis providing that so long as Novartis and its affiliates owned at least 40% of our common stock, Novartis’ consent is required for the selection and appointment of our chief financial officer. Prior to this amendment, the ownership requirement was 51%. If in Novartis’ reasonable judgment our chief financial officer is not satisfactorily performing his or her duties, we are required to terminate his or her employment. The development and commercialization agreement was further amended in April 2011 to require Novartis to own at least 30% of our common stock to maintain these rights.

Lastly, as part of the transaction with ViiV, ViiV became a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to ViiV under the ViiV license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the payments received from ViiV related to the development of ‘761. Although certain patent rights licensed to ViiV are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to ViiV was co-developed by anyone on the faculty of the University of Cagliari, such co-development would fall within our existing arrangements with the University of Cagliari and no additional payments would be due by us. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patents and patent applications related to ‘761.

Cooperative Laboratory Agreement

University of Cagliari

We have entered into two agreements with the University of Cagliari, the co-owner of the patent applications covering some of our HCV and certain HIV technology. One agreement covers our cooperative research program and the other agreement is an exclusive license under these patent applications to develop and sell jointly created drug candidates. In May 2003 and February 2009, Novartis and ViiV, respectively, became parties to each of these agreements. The cooperative research agreement includes provisions with respect to cost sharing, ownership and commercialization of the technology which is discovered or obtained as part of the collaboration. Under the terms of the cooperative research agreement, we made payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement terminated in December 2010.

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

Research and Development Expenses

Research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $41.3 million, $44.5 million and $41.9 million, respectively, and represented 68%, 61% and 62%, respectively, of our total operating expenses in such years.

Manufacturing

We have internally developed the capacity to synthesize compounds in quantities ranging from milligrams to grams. Our medicinal chemists focus on small-scale synthesis that leads to the discovery of new compounds and the analysis of structure-activity relationships for each identified compound series. In addition, our development chemists aim to design efficient synthetic routes suitable for process chemistry scale up to levels of one kilogram batches of the lead molecule. This material supports key preclinical studies, including proof-of-principle studies in animal models, early pharmacokinetic assays, initial toxicology studies and formulation development. The process chemistry facility we maintain in Cambridge, Massachusetts allows us to accelerate these key studies. This facility also allows us to provide non-current good manufacturing practices materials in multi-kilogram quantities to support early toxicological studies and the initial development of formulations. Clinical materials are then manufactured using current good manufacturing practices, or cGMP, by third-parties.

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

Hepatitis C Patent Portfolio

Our HCV patent portfolio includes at least 25 issued U.S. patents, at least 10 pending U.S. patent applications, at least 40 granted foreign patents and at least 107 pending foreign patent applications. These patents are directed to treatment of HCV and/or other Flaviviridae infections.

The HCV patent portfolio includes nine issued U.S. patents that will expire in 2021, absent a patent term extension: U.S. Patent Nos. 6,812,219, 6,914,054, 7,105,493, 7,101,861, 7,148,206, 7,163,929, 7,169,766, 7,157,441 and 7,608,597. We co-own these nine patents with the University of Cagliari, which has exclusively licensed its interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes the following 10 issued U.S. patents that will expire in 2023, absent a patent term extension: U.S. Patent Nos. 7,662,798, 7,456,155, 7,192,936, 7,384,924, 7,365,057, 7,547,704, 7,582,618, 7,608,600, 7,625,875 and 7,635,689. We co-own these 10 patents with the University of Cagliari, the Universite Montpellier II, or the University of Montpellier, and Le Centre National de la Recherche Scientifique, or CNRS, which have exclusively licensed their interest in the patents to us under an agreement described in the footnotes to the financial statements to this Annual Report on Form 10-K. In addition, the HCV patent portfolio includes U.S. Patent No. 7,138,376, which will expire in 2022, absent a patent term extension. We co-own this patent with CNRS, which has exclusively licensed its interest in the patent to us under an agreement described in the footnotes to the financial statements to this Annual Report on Form 10-K. The HCV patent portfolio further includes U.S. Patent No. 7,824,851, which will expire in 2023, absent a patent term extension. We co-own this patent with the University of Cagliari, which has exclusively licensed its interest in the patent to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes U.S. Patent No. 7,598,373, which will expire in 2023, absent a patent term extension, and U.S. Patent No. 7,781,576 which will expire in 2029, each of which is owned exclusively by us. The HCV patent portfolio also includes U.S. Patent Nos. 7,902,202 and 7,951,789, each of which will expire in 2028, absent a patent term extension. We co-own these two patents with the University of Montpellier and CNRS, which have exclusively licensed their interest in the patents to us under an agreement as described in the footnotes to the financial statements to this Annual Report on Form 10-K.

Hepatitis B Patent Portfolio and Licenses

As a result of the transfer of all our development, commercialization and manufacturing rights to Novartis relating to telbivudine, we also assigned to Novartis certain patent rights relating to telbivudine.

Our HBV patent portfolio includes at least 12 issued U.S. patents, at least one pending U.S. patent application, at least 49 granted foreign patents and at least five pending foreign patent applications, including patents pertaining to telbivudine.

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

HIV Patent Portfolio

Our HIV patent portfolio includes at least seven issued U.S. patents, one pending U.S. application, at least 58 granted foreign patents and at least 51 pending foreign patent applications.

Of these seven issued U.S. patents, U.S. Patent No. 6,635,636 will expire in 2019, absent a patent term extension, and is owned exclusively by us. Absent patent term extensions, U.S. Patent Nos. 6,545,007, 6,710,068 and 7,365,090 will expire in 2021, 2022 and 2023, respectively, and are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us under an agreement described under the heading “Cooperative Laboratory Agreement”. Absent patent term extensions, U.S. Patent Nos. 7,534,809, 7,960,428 and 8,044,091 will expire in 2025, 2027 and 2025, respectively, and are owned exclusively by us.

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

Tyzeka®/Sebivo®, and any future products that we successfully develop, will compete with existing and future therapies. The key competitive factors affecting the commercial success of our products are likely to be efficacy, safety profile, combinability with other drugs, convenience of dosing and price in comparison with available therapies.

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HCV and HBV. Companies we expect to compete with in the HCV market include Abbott Laboratories, Boehringer Ingelheim International GmbH, F. Hoffman-LaRoche & Co., Johnson & Johnson, Merck & Co., Inc., Bristol-Myers Squibb Company, Novartis, Gilead Sciences, Inc., Vertex Pharmaceuticals, Inc., Achillion Pharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., and Presidio Pharmaceuticals, Inc.

For the treatment of HCV, Peg-IFN/RBV are approved by the FDA for commercial sale. Two drug products, Incivek (telaprevir) and Victrelis (boceprevir), were approved in 2011 by the FDA for the treatment of HCV in combination with Peg-IFN/RBV. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using either one of these approved drugs and future approved combinations of DAAs may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients.

We believe that a significant number of clinical candidates are currently under development and will become available in the future for the treatment of HCV and HBV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates. We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

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

In June 2008, we submitted an IND with the FDA for IDX184, our lead nucleotide polymerase inhibitor drug candidate. In September 2009, we submitted a clinical trial application, or CTA, for IDX375, our lead non-nucleoside polymerase inhibitor drug candidate. In December 2009, we submitted a CTA for IDX320, our lead protease inhibitor drug candidate. In December 2011, we submitted an IND for IDX719, our lead NS5A inhibitor drug candidate. In 2011, we elected not to devote significant resources to our protease inhibitor and non-nucleoside programs.

In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. The liver function tests returned to normal levels in the three subjects during follow-up visits. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. We filed a complete response to the FDA and in February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in July 2011 in combination with Peg-IFN/RBV with safety evaluations of the patients that will be shared with the FDA at certain intervals in the trial. We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent DSMB and to the FDA. The DSMB reviewed the data for the first 31 patients and recommended the continuation of enrollment in the phase IIb IDX184 clinical trial. We submitted the interim data, along with the DSMB’s recommendations, to the FDA and requested the continuation of this study and removal of the partial clinical hold for IDX184. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria as recommended by the DSMB.

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

After the commencement of clinical trials, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms specified by the FDA. Additionally, if a clinical hold is imposed on an ongoing clinical trial, further administration of the investigational agent to patients would not be permitted unless specifically allowed by the FDA. In some instances, the IND process can result in substantial delay and expense. Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The clinical trial protocol and informed consent information for patients to be enrolled in the clinical trial must also be approved by the institutional review board at each institution where the clinical trials will be conducted.

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

Under the centralized procedure, an application is submitted to the European Medicines Agency, or EMA. Two European Union member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur countries each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Several other European countries outside the European Union, such as Norway and Iceland, accept European Union review and approval as a basis for their own national approval.

Foreign Regulation of Drug Product Approval in Asia

Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the United States or countries in the European Union as well as small, locally conducted studies. Recently an increasing number of companies are conducting phase III clinical trials in several major Asian countries such as Japan, China, Taiwan and South Korea. To conduct clinical trials in these regions, local clinical trial applications, equivalent to INDs, must be filed in the country. Upon completion of all clinical trials, marketing applications, similar to the United States NDA, need to be submitted to and approved by the appropriate regulatory authorities prior to commercialization.

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

Employees

As of December 31, 2011, we had 105 full time employees. We had 81 employees engaged in research, development and manufacturing functions, 25 of whom hold Ph.D. degrees. We also had 24 employees engaged in administration and finance activities.

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

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in this Annual Report on Form 10-K for the year ended December 31, 2011, before deciding to invest in our securities.

Factors Related to Our Business

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

We have incurred significant losses each year since our inception in May 1998. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty payments associated with sales of this product. There is risk in determining the potential future revenue associated with sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses over the next several years as we continue to expand our drug discovery and development efforts. We also expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash and cash equivalents balance was $118.3 million at December 31, 2011. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations for at least the next 12 months from December 31, 2011. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA and/or the EMA for our drug candidates as we continue development of each of our drug candidates. The time and cost to complete clinical development of our drug candidates may vary as a result of a number of factors.

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock.

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

As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we are able to continue the development of IDX184.

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

As of December 31, 2011, all of our cash and cash equivalents were invested in government agency and treasury money market instruments. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of HCV, Peg-IFN/RBV are approved by the FDA for commercial sale. Two drug products, Incivek (telaprevir) and Victrelis (boceprevir), were approved in 2011 by the FDA for the treatment of HCV in combination with Peg-IFN/RBV. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using either one of these approved drugs and future approved combinations of DAAs may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive.

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HBV and HCV. Our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any of our products. Additionally, products that our competitors successfully develop for the treatment of HCV may be marketed prior to any HCV product we or our collaboration partners successfully develop. Many of our competitors have:

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

Novartis has the right to market and sell products that compete with the drug candidates and products that we license to them and any competition by Novartis could have a material adverse effect on our business.

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

If biopharmaceutical companies involved in HCV drug development continue to consolidate, competition may increase and our business may be harmed.

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by F. Hoffman-LaRoche & Co., Gilead Sciences, Inc. and Bristol-Myers Squibb Company, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can put toward their HCV development pipelines.

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

We have completed an assessment and will continue to review in the future our internal controls over financial reporting in an effort to ensure compliance with the Section 404 requirements. The manner by which companies implement, maintain and enhance these requirements including internal control reforms, if any, to comply with Section 404, and how registered independent public accounting firms apply these requirements and test companies’ internal controls, is subject to change and will evolve over time. As a result, notwithstanding our efforts, it is possible that either our management or our independent registered public accounting firm may in the future determine that our internal controls over financial reporting are not effective.

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

Our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	difficulty in staffing and managing operations overseas;

•	unfavorable labor regulations applicable to our European operations;

•	changes in foreign currency exchange rates; and

•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.

Our operating results may be impacted by the health of the North American and European economies. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession.

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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in July 2011 in combination with Peg-IFN/RBV. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we are able to continue the development of IDX184.

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

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or other collaboration partners must demonstrate that it can be manufactured in accordance with the FDA’s cGMP requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. For example, in September 2010, the FDA placed a clinical hold on IDX184 and IDX320, two of our drug candidates for the treatment of HCV. We discontinued the clinical development of IDX320 and in February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold. Additionally, in February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.

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

If we or our partners fail to comply with ongoing regulatory requirements after receipt of approval to commercialize a product, we or our partners may be subject to significant sanctions imposed by the FDA, EMA or other United States and foreign regulatory authorities.

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

As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:

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

Pursuant to the stockholders’ agreement among us, Novartis and certain of our stockholders, we are obligated to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates own at least 30% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock.

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

Furthermore, under the terms of the stock purchase agreement, dated as of March 21, 2003 among us, Novartis and substantially all of our then existing stockholders, Novartis is required to make future contingent payments of up to $357.0 million to these stockholders if we achieve predetermined development milestones with respect to specific HCV drug candidates. As a result, in making determinations as to our annual operating plan and budget for the development of our drug candidates, the interests of Novartis may be different than the interests of our other stockholders and Novartis could exercise its approval rights in a manner that may not be in the best interests of all of our stockholders.

We currently depend on Novartis for a significant portion of our revenues, for the continuing commercialization of Tyzeka® /Sebivo® and for support in the development of drug candidates Novartis could license from us in the future. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

In May 2003, we received a $75.0 million license fee from Novartis in connection with the license of our then HBV drug candidates, telbivudine and valtorcitabine. In April 2007, we received a $10.0 million milestone payment for regulatory approval of Sebivo® in China and in June 2007, we received an additional $10.0 million milestone payment for regulatory approval of Sebivo in the European Union. Pursuant to the development and commercialization agreement, as amended, Novartis also acquired options to license valopicitabine and additional drug candidates from us. In March 2006, Novartis exercised its option and acquired a license to valopicitabine and as a result, we received a $25.0 million license fee. If Novartis exercises the option to license other drug candidates that we discover, or in some cases, acquire, we are entitled to receive license fees, milestone payments, reimbursement of expenses we incur in the development of such drug candidates in accordance with development plans mutually agreed with Novartis and proceeds in connection with the sales of such product if approved for commercialization.

Under the existing terms of the development and commercialization agreement, we have the right to co-promote and co-market with Novartis in the United States, United Kingdom, Germany, Italy, France and Spain any products licensed by Novartis, excluding Tyzeka®/Sebivo®. For Tyzeka /Sebivo®, we acted as the lead commercial party in the United States. Effective on October 1, 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®, with such percentage increasing according to specified tiers of net sales. The royalty percentage varies based on the specified territory and the aggregate dollar amount of net sales.

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

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates, except for IDX184.

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010 or November 2011. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 31% as of February 21, 2012.

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

Factors Related to Our Dependence on Third-Parties Other Than Novartis

If we seek to enter into collaboration agreements for any drug candidates other than those licensed to Novartis and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. While we have entered into the development and commercialization agreement with Novartis in May 2003, we may seek to enter into additional collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates that Novartis does not license. We may seek a partner who will assist in the future development and commercialization of our drug candidate, IDX184, for the treatment of HCV. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third-parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain or maintain patent protection for future inventions in the United States.

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications on our product or drug candidates or for their uses. In the event that a third-party has also filed a U.S. patent application covering our product or drug candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. In late February 2012, an interference was declared by the U.S. Patent Office concerning patent application claims to certain nucleoside compounds useful in treating HCV. We cannot predict, whether we will prevail. The application at issue in the interference is not relevant to our compound IDX184 or any other compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and we expect the interference proceeding could be expensive and time consuming, but we do not believe it will be relevant to any of our current clinical candidates, including IDX184.

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

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Gilead Sciences, Inc.,

Britstol-Myers Squibb Company and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available to us on commercially reasonable terms or at all. The U.S. Patent Office may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms. Given the breadth of our patent portfolio to HCV nucleosides/nucleotides, we expect many competitors to challenge our patents in, for example, Europe or the United States at the appropriate time. We cannot predict whether these challenges will occur, or, if they do, exactly when they will occur. We also cannot predict the outcome of any of these challenges, and they may be expensive and time consuming.

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

Under the terms of the settlement agreement with UAB, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our former chief executive officer during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis could be substantial.

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

We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We and Novartis have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain other drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis as they relate to the license agreement with the University of Cagliari, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay certain costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

Under our amended and restated agreement with CNRS and the University of Montpellier and our license agreement, as amended, with the University of Cagliari, we and Novartis have the right to exploit and license certain co-owned drug candidates. However, our agreements with CNRS and the University of Montpellier and with the University of Cagliari are currently governed by, and will be interpreted and enforced under, French and Italian law, respectively, which are different in substantial respects from United States law and which may be unfavorable to us in material respects. Under French law, co-owners of intellectual property cannot exploit, assign or license their individual rights without the permission of the co-owners. Similarly, under Italian law, co-owners of intellectual property cannot exploit or license their individual rights without the permission of the co-owners. Accordingly, if our agreements with the University of Cagliari terminate based on a breach, we may not be able to exploit, license or otherwise convey to Novartis or other third-parties our rights in certain products or drug candidates for a desired commercial purpose without the consent of the co-owner, which could materially affect our business and prevent us from developing certain drug candidates and selling our products.

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

Factors Related to Our Common Stock

Our common stock may have a volatile trading price.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	realization of license fees and achievement of milestones under our development and commercialization agreement with Novartis;

•	reductions in proceeds associated with Novartis’ right to maintain its percentage ownership of our voting stock when we issue shares at a price below fair market value;

•	adverse developments regarding the safety and efficacy of Tyzeka®/Sebivo® or our other drug candidates;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HBV or HCV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	future royalty payments received by us associated with sales of Tyzeka®/Sebivo®;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results;

•	general and industry-specific economic conditions; and

•	the decision by Novartis to license a drug candidate that has completed a proof-of-concept clinical trial.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of February 21, 2012, we had 107,592,574 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,080,909 shares of common stock with a weighted average exercise price of $6.49 per share.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include but are not limited to:

•	our collaboration with Novartis;

•	the termination of our collaboration with ViiV;

•	the results of our clinical trials pertaining to any of our drug candidates;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we leased approximately 74,000 square feet of office and laboratory space. Our major leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date

Cambridge, MA	39,014 sq. ft.	Office Headquarters and Laboratory	December 2013

Montpellier, France	35,215 sq. ft.	Office and Laboratory	April 2017

In December 2011, we terminated our lease for additional office space in Cambridge, MA. Refer to the footnotes to the financial statements to this Annual Report on Form 10-K for more details.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX”. On February 21, 2012 the closing price of our common stock, as reported on the NASDAQ Global Market, was $12.11 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low
2011
First quarter…	$5.24	$2.67
Second quarter	5.50	2.82
Third quarter	7.05	4.06
Fourth quarter	8.51	4.30
2010
First quarter	$3.15	$2.12
Second quarter	5.34	2.80
Third quarter	6.11	2.57
Fourth quarter	5.37	3.07

Stockholders

On February 21, 2012, we had approximately 50 stockholders of record.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenues	$6,951	$10,222	$12,616	$10,049	$68,028
Operating expenses:
Cost of revenues	2,324	2,765	2,210	1,745	2,001
Research and development	41,341	44,506	41,867	53,887	85,839
General and administrative	16,694	23,439	21,467	27,130	63,348
Restructuring and impairment charges	—	2,238	1,506	297	8,744

Total operating expenses	60,359	72,948	67,050	83,059	159,932

Loss from operations	(53,408)	(62,726)	(54,434)	(73,010)	(91,904)
Other income, net	1,368	1,131	1,266	2,848	6,135
Gain on sale of equity securities	—	—	—	—	3,500
Income tax benefit (expense)	61	40	(51)	(44)	(246)

Net loss	$(51,979)	$(61,555)	$(53,219)	$(70,206)	$(82,515)

Basic and diluted net loss per common share	$(0.57)	$(0.87)	$(0.87)	$(1.24)	$(1.47)
Shares used in computing basic and diluted net loss per common share	90,831	70,715	61,498	56,403	56,169

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$118,271	$46,115	$46,519	$41,509	$48,260
Working capital	73,313	29,496	33,236	30,465	72,985
Total assets	141,044	69,884	76,650	79,780	160,540
Deferred revenue	36,068	2,623	1,025	—	—
Deferred revenue, related party	2,897	3,036	6,155	5,965	8,372
Deferred revenue, net of current portion	4,272	40,340	19,393	4,272	4,272
Deferred revenue, related party, net of current portion	24,382	28,588	30,776	35,790	41,861
Other long-term liabilities	10,640	12,058	13,590	12,789	14,835
Accumulated deficit	(675,715)	(623,736)	(562,181)	(508,962)	(438,756)
Total stockholders’ equity (deficit)	51,225	(31,096)	(5,453)	7,353	68,838

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin with the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We may seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleoside/nucleotide drug candidates.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo®:

Indication	Product/Drug Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In the second quarter of 2011, we completed a one-month single dose bioavailability study in healthy volunteers of a new tablet formulation of IDX184. Using the new formulation, in July of 2011, we initiated the phase IIb clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients under partial clinical hold, which is described in more detail below. The interim analysis of the first 31 patients following 28 days of treatment from this clinical trial demonstrated that the side effect profile of IDX184 was consistent with that seen with pegylated interferon and ribavirin, or Peg-IFN/RBV, and there were no serious adverse events. The interim data rapid virologic response, or RVR, findings demonstrated that 73% of patients in the 100 mg IDX184 arm and 63% in the 50 mg arm had undetectable virus (< 25 IU/ml) at 28 days. As of January 9, 2012, 87% of patients in the 100 mg arm and 94% in the 50 mg arm had undetectable virus at a median of 8 weeks of treatment. We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent data safety monitoring board, or DSMB, and to the U.S. Food and Drug Administration, or FDA. The DSMB reviewed the data for the first 31 patients and recommended the continuation of enrollment in the phase IIb IDX184 clinical trial. We submitted the interim data, along with the DSMB’s recommendations, to the FDA and requested the continuation of this study and removal of the partial clinical hold for IDX184. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria as recommended by the DSMB.

Indication	Product/Drug Candidates/Programs	Description

	Nucleoside/Nucleotide Polymerase Inhibitors (IDX19368)	In 2011, we selected two additional nucleotide polymerase inhibitors, IDX19368 and IDX19370, to advance into preclinical testing. We selected IDX19368 as our lead candidate for our next generation nucleotide polymerase inhibitor program and we expect to submit an investigational new drug application, or IND, for this candidate in the middle of 2012. We are also evaluating other nucleotide prodrugs in preclinical testing.

	NS5A Inhibitors (IDX719)	In 2011, we selected IDX719 as our lead candidate for our NS5A program. In preclinical studies, IDX719 has shown potent and pan-genotypic activity. In December 2011, we filed an IND for IDX719 and in January 2012, we initiated a phase I clinical study in healthy volunteers. We expect to begin a proof-of-concept study in the second quarter of 2012.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis Pharma AG, or Novartis, has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed due to three serious adverse events of elevated liver function tests that were detected during post drug exposure safety visits following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We believe the hepatotoxicity observed in this drug-drug interaction study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent DSMB and to the FDA. The DSMB reviewed the data for the first 31 patients and recommended the continuation of enrollment in the phase IIb IDX184 clinical trial. We submitted the interim data, along with the DSMB’s recommendations, to the FDA and requested the continuation of this study and removal of the partial clinical hold for IDX184. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we can continue enrollment of the phase IIb study of IDX184 and evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria as recommended by the DSMB.

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

Set forth below were the third-party research and development expenses incurred in connection with our significant preclinical studies and clinical trials:

Disease Indication	Product/Drug Candidate	Years Ended December 31,
		2011	2010	2009
			(In Thousands)
HCV	Nucleotide Polymerase Inhibitors	$9,303	$8,412	$6,052
HCV	NS5A Inhibitors	5,479	5	—
HCV	Non-Nucleoside Polymerase Inhibitor	1,720	3,678	3,537
HCV	Protease Inhibitors	308	5,468	2,665
HCV	Preclinical discovery program and other	257	508	517
HCV	Combination drug-drug interaction study	6	747	—
HBV	Telbivudine (Tyzeka®/Sebivo®)	—	—	15
HIV	Non-Nucleoside Reverse Transcriptase Inhibitor	—	(26)	(325)

		$17,073	$18,792	$12,461

As shown in the table above, in 2011, our focus continued to be on the development of our nucleotide polymerase inhibitors program. During 2011, we completed IND-enabling studies for our NS5A program and filed an IND in December 2011. We elected not to devote significant resources to our non-nucleoside and protease inhibitor programs and have reallocated these resources to the discovery and development of additional nucleoside/nucleotide polymerase inhibitors.

Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 30% ownership of our common stock pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the development and commercialization agreement. If Novartis licenses any of our drug candidates, Novartis is obligated to fund development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate.

We have incurred significant losses each year since our inception in May 1998 and at December 31, 2011, we had an accumulated deficit of $675.7 million. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional losses for the foreseeable future. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations for at least the next 12 months from December 31, 2011.

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

We derived the majority of our total revenues from Novartis in 2011, 2010 and 2009 through the recognition of license fees, milestone payments, research and development expense reimbursements and royalty payments. Under the collaboration, Novartis paid us $117.2 million of non-refundable payments that have been recorded as deferred revenue. These deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. Additionally, we also receive royalty payments from Novartis based on net sales of Tyzeka®/Sebivo®.

We expect to continue to recognize revenue related to Novartis associated with the non-refundable payments as well as the royalty payments. We also anticipate recognizing additional revenues from our collaboration with Novartis, which may include license fees, development expense funding for our drug candidates that Novartis may elect to subsequently license from us, as well as, regulatory milestones and, if products are approved for sale, commercialization milestones and revenues derived from sales, by us or Novartis, of our licensed drug candidates.

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we licensed our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds to GlaxoSmithKline, or GSK. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV Healthcare Company, or ViiV, which is an affiliate of GSK. The ViiV license agreement granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

In March 2009, we received a $34.0 million payment related to this agreement, which consisted of a $17.0 million license fee payment under the ViiV license agreement and the $17.0 million under the GSK stock purchase agreement described above. In 2010, we received a $6.5 million milestone payment for the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study of ‘761.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Upon termination, we will have no future obligations pursuant to the license agreement and the deferred revenue balance of $36.1 million at December 31, 2011 associated with the ViiV license agreement is expected to be recognized as other collaboration revenue in the first quarter of 2012.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Revenues for the years ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$(183)	$2,431
Royalty revenue	4,511	3,800

	4,328	6,231
Other revenue:
Collaboration revenue	2,623	3,954
Government grants	—	37

Total revenues	$6,951	$10,222

Collaboration revenue — related party consisted of revenue associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. During the years ended December 31, 2011, 2010 and 2009, collaboration revenue — related party was comprised of the following:

•

license and other fees received from Novartis for the license of hepatitis B virus, or HBV, and HCV drug candidates, net of reductions for Novartis stock subscription rights, which is being recognized over the development period of our licensed drug candidates;

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and

•

reimbursement by Novartis for expenses we incurred in connection with the development and registration of our licensed products and drug candidates, net of certain qualifying costs incurred by Novartis.

Collaboration revenue — related party was $4.3 million in 2011 as compared to $6.2 million in 2010. The $2.6 million decrease in license fee revenue was primarily due to $1.3 million related to the impact of Novartis’ stock subscription rights and $1.3 million due to adjusting the expected development period of our licensed drug candidates in 2010, which represents the period over which we recognize license fee revenue.

Collaboration revenue recognized under the ViiV license agreement was $2.6 million in 2011 as compared to $4.0 million in 2010. The decrease of $1.4 million was primarily due to the recognition of additional revenue in 2010 related to the $26.5 million milestone payments received under the ViiV license agreement. A cumulative catch-up of $2.7 million was recognized in 2010 related to these milestone payments. There were no milestone payments received during 2011.

In December 2011, ViiV notified us they were terminating the license agreement effective March 15, 2012. Upon termination, we will have no future obligations pursuant to the license agreement and the deferred revenue balance of $36.1 million at December 31, 2011 associated with the ViiV license agreement is expected to be recognized as other collaboration revenue in the first quarter of 2012.

Cost of Revenues

Cost of revenues were $2.3 million in 2011 as compared to $2.8 million in 2010. The decrease of $0.5 million was primarily a result of lower royalty payments due by us to a third-party in 2011. In 2010, we paid royalties to a third-party associated with the $26.5 million milestone payments received under the ViiV license agreement in 2010. There were no milestone payments received in 2011.

Research and Development Expenses

Research and development expenses were $41.3 million in 2011 as compared to $44.5 million in 2010. The decrease of $3.2 million was primarily due to $7.1 million of lower expenses related to devoting fewer resources to our protease inhibitor and non-nucleoside polymerase inhibitor programs in 2011. In addition, salaries and personnel related costs decreased $1.0 million in 2011 compared to 2010 mainly due to a reduced headcount. These decreases were partially offset by a $5.5 million increase in expenses related to our NS5A program.

We expect our research and development expenses for 2012 to be higher than the amount incurred in 2011 mainly due to the continued development of IDX184 and to the advancement of our other HCV drug candidates into clinical testing in 2012. We may seek a partner that will assist in the further development and commercialization of IDX184, which would reduce future costs associated with IDX184.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $16.7 million in 2011 as compared to $23.4 million in 2010. The decrease of $6.7 million was primarily due to $5.0 million of severance and share-based compensation expense related to the resignation of our former chief executive officer in 2010, for which there is no comparable expense in 2011.

We expect general and administrative expenses in 2012 to be consistent with the expenses incurred in 2011.

Restructuring Charges

In 2010, we recorded restructuring charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce. All significant severance amounts were paid in 2010. There were no restructuring charges recorded in 2011.

Other Income, Net

Other income, net was $1.4 million in 2011 which was substantially unchanged as compared to 2010.

Income Tax Benefit (Expense)

Income tax benefit was less than $0.1 million in 2011 which was substantially unchanged as compared to 2010.

Comparison of Years Ended December 31, 2010 and 2009

Revenues

Revenues for the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$2,431	$7,968
Royalty revenue	3,800	3,704
Reimbursement of research and development costs	—	45

	6,231	11,717
Other revenue:
Collaboration revenue.	3,954	854
Government grants	37	45

Total revenues	$10,222	$12,616

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

Collaboration revenue recognized under the ViiV license agreement was $4.0 million in 2010 as compared to $0.9 million in 2009. The increase of $3.1 million was primarily due to the recognition of additional revenue related to the $6.5 million and $20.0 million milestone payments received under the ViiV license agreement in 2010. A cumulative catch-up of $2.7 million was recognized related to the $26.5 million milestone payments received in 2010.

Cost of Revenues

Cost of revenues were $2.8 million in 2010 as compared to $2.2 million in 2009. The increase of $0.6 million was primarily a result of higher royalty payments due by us to a third-party related to the $6.5 million and $20.0 million milestone payments received under the ViiV license agreement in 2010.

Research and Development Expenses

Research and development expenses were $44.5 million in 2010 as compared to $41.9 million in 2009. The increase of $2.6 million was primarily due to $5.9 million of additional expenses in 2010 for a phase IIa clinical trial of IDX184, which was initiated in the fourth quarter of 2009, the phase I and proof-of-concept clinical studies of IDX320 and a combination drug-drug interaction study of IDX184 and IDX320, which were initiated in 2010. These costs were offset by $2.4 million in lower salaries and personnel related costs, mainly related to reduced headcount as a result of the restructurings in the United States and Europe.

General and Administrative Expenses

General and administrative expenses were $23.4 million in 2010 as compared to $21.5 million in 2009. The increase of $1.9 million was primarily due to $5.0 million of severance expense and share-based compensation expense related to the resignation of our former chief executive officer in October 2010. These costs were offset by $2.8 million lower consulting fees, salaries and personnel related costs, mainly related to reduced headcount as a result of the restructuring in the United States.

Restructuring Charges

Restructuring charges were $2.2 million in 2010 as compared to $1.5 million in 2009. During the first quarter of 2010, we initiated a plan to restructure our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. All significant severance amounts were paid in 2010.

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

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from ViiV and GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010, April 2011 and November 2011;

•	net proceeds from private placements of our common stock concurrent with our 2004, 2005 and April 2011 public offerings; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis for so long as Novartis continues to own at least 19.4% of our voting stock. We received Novartis’ approval for the following offerings in 2009, 2010 and 2011:

•

in May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under a shelf registration statement filed in September 2008 with the Securities and Exchange Commission, or SEC, so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. In August 2009, we issued approximately 7.3 million shares pursuant to an underwritten offering and received $21.2 million in net proceeds. Additionally, pursuant to this shelf registration statement, in April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in net proceeds. Novartis did not participate in these offerings;

•

in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to the September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•

in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering.

We have incurred losses in each year since our inception and at December 31, 2011, we had an accumulated deficit of $675.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. As previously noted, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level.

We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations for at least the next 12 months from December 31, 2011. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

We had total cash and cash equivalents of $118.3 million and $46.1 million as of December 31, 2011 and 2010, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of December 31, 2011, all of our investments were in government agency and treasury money market instruments.

Net cash used in operating activities was $54.5 million, $28.1 million and $36.0 million in 2011, 2010 and 2009, respectively. The increase in net cash used in operating activities of $26.4 million in 2011 compared to 2010 was primarily due to the receipt of $26.5 million in milestone payments under the ViiV license agreement during 2010. There were no milestone payments received in 2011. The decrease in net cash used in operating activities of $7.9 million in 2010 compared to 2009 was primarily due to the receipt of payments under the ViiV license agreement of $26.5 million in 2010 as compared to $17.0 million in 2009.

Net cash used in investing activities was $0.8 million in 2011, compared to net cash provided by investing activities of $0.7 million and $2.1 million in 2010 and 2009, respectively. The decrease of $1.5 million in 2011 was due to the sale of a marketable security in 2010. The decrease in net cash provided by investing activities of $1.4 million in 2010 was due primarily to lower net proceeds from sales and maturities of our marketable securities as compared to 2009. This was attributable to lower cash balances invested in marketable securities in 2010 due to the use of cash to fund operations.

Net cash provided by financing activities was $127.7 million, $26.9 million and $38.3 million in 2011, 2010 and 2009, respectively. The increase in net cash provided by financing activities of $100.8 million in 2011 compared to 2010 was primarily due to the receipt of proceeds related to the underwritten offerings in April 2011 and November 2011 of $126.0 million as compared to the underwritten offering in April 2010 of $26.3 million. The decrease in net cash provided by financing activities of $11.4 million in 2010 compared to 2009 was primarily due to $17.0 million received in proceeds related to the issuance of stock to GSK pursuant to the stock purchase agreement entered in March 2009. This amount was offset by $5.1 million in additional net proceeds we received in 2010 as compared to 2009 from the issuance of our common stock pursuant to underwritten agreements.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating leases	$6,468	$2,349	$2,649	$1,307	$163
Settlement payments and other agreements	1,870	1,262	456	152	—
Long-term obligations	7,613	—	287	—	7,326

Total contractual obligations	$15,951	$3,611	$3,392	$1,459	$7,489

Included in the table above is $8.2 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In connection with certain of our operating leases, we have two letters of credit with a commercial bank totaling $1.2 million which expire at varying dates through December 31, 2013. In December 2011, we terminated an operating lease for office space in Cambridge, MA. The letter of credit associated with this lease of $0.4 million was terminated in the first quarter of 2012.

As of December 31, 2011, we had $2.8 million of other long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2011.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and other technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received from ViiV under the ViiV license agreement. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis or another collaborator. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761.

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

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the relationship effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and therefore are due an unspecified amount. We do not agree with Clariant’s assertion and since no estimate of a potential loss can be made, we have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011. However, we believe that the following critical accounting policies are important to the understanding and evaluating of our reported financial results.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. For multiple-element arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership. As of December 31, 2011, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $22.8 million, which has been recorded as additional paid-in capital. Of this amount, $5.8 million has been recorded as a reduction of deferred revenue with the remaining amount of $17.0 million as a reduction of license fee revenue. For the year ended December 31, 2011, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $4.5 million, decreased deferred revenue by $1.2 million and decreased license fee revenue by $3.3 million.

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

Other Revenue

In February 2009, we entered into the ViiV license agreement. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. This agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we had assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized as revenue using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet our revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments received from ViiV were recorded as deferred revenue and were being recognized as revenue over the life of the agreement, which was estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Upon termination, ViiV will relinquish all rights it has in the intellectual property licensed from us and grants us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement. Upon termination, we will have no future obligations pursuant to the license agreement and the deferred revenue balance of $36.1 million at December 31, 2011 associated with the ViiV license agreement is expected to be recognized as other collaboration revenue in the first quarter of 2012.

Government research grants that provide for payments to us for work performed are recognized as revenue when the related expense is incurred and we have obtained governmental approval to use the grant funds for these expenses.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue, net of current portion in our consolidated balance sheets at December 31, 2011 and 2010 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate expenses we have incurred for which we have not been invoiced. This process involves estimating the level of service performed by third-parties on our behalf and the associated cost incurred for these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses in which subjective judgments may be required include services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us. In the event that we do not identify certain costs that have been incurred or we underestimate or overestimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. To date, our estimates have not differed significantly from the actual costs incurred.

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

Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2011, 2010 and 2009, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.

For purposes of our consolidated statements of operations, we allocate share-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option grants. We expect to continue to grant options to purchase common stock in the future.

Recent Accounting Pronouncements

In June, 2011, the FASB issued Accounting Standard Update No. 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011 and requires retrospective application to all periods presented. We do not expect that this guidance will have any material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily government agency and treasury money market instruments. Due to the nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “ Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management”.

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

Item 11. Executive Compensation

The response to this Item is incorporated herein by reference to our 2012 Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.

The “Compensation Committee Report” contained in the Proxy Statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated herein by reference to our 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information”.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this Item is incorporated herein by reference to our 2012 Proxy Statement under the captions “Certain Relationships and Related Person Transactions”, “Employment Agreements” and “Corporate Governance — Director Independence”.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated herein by reference to our 2012 Proxy Statement under the captions “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 6, 2012

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$118,271	46,115
Restricted cash	411	411
Receivables from related party	1,157	840
Other current assets	3,999	2,124

Total current assets	123,838	49,490
Intangible asset, net	8,708	9,843
Property and equipment, net	4,696	7,179
Restricted cash	750	750
Other assets	3,052	2,622

Total assets	$141,044	$69,884

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,886	$2,558
Accrued expenses	8,413	11,472
Deferred revenue	36,068	2,623
Deferred revenue, related party	2,897	3,036
Other current liabilities	261	305

Total current liabilities	50,525	19,994
Other long-term liabilities	10,640	12,058
Deferred revenue, net of current portion	4,272	40,340
Deferred revenue, related party, net of current portion	24,382	28,588

Total liabilities	89,819	100,980
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 125,000,000 shares authorized at December 31, 2011 and 2010, respectively; 107,218,463 and 73,091,514 shares issued and outstanding at December 31, 2011 and 2010, respectively	107	73
Additional paid-in capital	726,468	591,884
Accumulated other comprehensive income	365	683
Accumulated deficit	(675,715)	(623,736)

Total stockholders’ equity (deficit)	51,225	(31,096)

Total liabilities and stockholders’ equity (deficit)	$141,044	$69,884

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Collaboration revenue—related party	$4,328	$6,231	$11,717
Other revenue	2,623	3,991	899

Total revenues	6,951	10,222	12,616
Operating expenses:
Cost of revenues	2,324	2,765	2,210
Research and development	41,341	44,506	41,867
General and administrative	16,694	23,439	21,467
Restructuring charges	—	2,238	1,506

Total operating expenses	60,359	72,948	67,050

Loss from operations	(53,408)	(62,726)	(54,434)
Other income, net	1,368	1,131	1,266

Loss before income taxes	(52,040)	(61,595)	(53,168)
Income tax benefit (expense)	61	40	(51)

Net loss	$(51,979)	$(61,555)	$(53,219)

Basic and diluted net loss per common share	$(0.57)	$(0.87)	$(0.87)
Shares used in computing basic and diluted net loss per common share	90,831	70,715	61,498

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

DECEMBER 31, 2011, 2010 and 2009

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2008	56,538,859	$57	$515,883	$375	$(508,962)	$7,353
Issuance of common stock upon exercise of stock options	90,987	—	150	—	—	150	—
Issuance of common stock with related party	11,466	—	28	—	—	28	—
Issuance of common stock to GlaxoSmithKline	2,475,728	2	16,998	—	—	17,000	—
Issuance of common stock, net of offering costs	7,248,936	7	21,163	—	—	21,170	—
Share-based compensation	—	—	4,614	—	—	4,614	—
Antidilution shares contingently issuable to related party	—	—	(3,144)	—	—	(3,144)	—
Net loss	—	—	—	—	(53,219)	(53,219)	$(53,219)
Net change in unrealized holding loss on marketable securities, net of tax	—	—	—	31	—	31	31
Cumulative translation adjustment	—	—	—	564	—	564	564

Comprehensive loss	—	—	—	—	—	—	$(52,624)

Balance at December 31, 2009	66,365,976	$66	$555,692	$970	$(562,181)	$(5,453)

Issuance of common stock upon exercise of stock options	207,346	—	494	—	—	494	—
Issuance of common stock with related party	57,520	—	145	—	—	145	—
Issuance of common stock, net of offering costs	6,460,672	7	26,259	—	—	26,266	—
Share-based compensation	—	—	6,417	—	—	6,417	—
Antidilution shares contingently issuable to related party	—	—	2,877	—	—	2,877	—
Net loss	—	—	—	—	(61,555)	(61,555)	$(61,555)
Cumulative translation adjustment	—	—	—	(287)	—	(287)	(287)

Comprehensive loss	—	—	—	—	—	—	$(61,842)

Balance at December 31, 2010	73,091,514	$73	$591,884	$683	$(623,736)	$(31,096)

Issuance of common stock upon exercise of stock options	410,723	—	1,398	—	—	1,398	—
Issuance of common stock with related party	1,857,297	2	5,260	—	—	5,262	—
Issuance of common stock, net of offering costs	31,858,929	32	120,974	—	—	121,006	—
Share-based compensation	—	—	2,423	—	—	2,423	—
Antidilution shares contingently issuable to related party	—	—	4,529	—	—	4,529	—
Net loss	—	—	—	—	(51,979)	(51,979)	$(51,979)
Cumulative translation adjustment	—	—	—	(318)	—	(318)	(318)

Comprehensive loss	—	—	—	—	—	—	$(52,297)

Balance at December 31, 2011	107,218,463	$107	$726,468	$365	$(675,715)	$51,225

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(51,979)	$(61,555)	$(53,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	4,199	4,576	5,186
Share-based compensation expense	2,423	6,417	4,614
Revenue adjustment for contingently issuable shares	3,308	1,956	(1,813)
Other	235	161	295
Changes in operating assets and liabilities:
Receivables from related party	(317)	209	(155)
Other assets	(2,437)	419	2,836
Accounts payable	320	620	(1,927)
Accrued expenses and other current liabilities	(3,119)	2,581	(980)
Deferred revenue	(2,623)	22,545	16,146
Deferred revenue, related party	(3,124)	(4,387)	(6,155)
Other liabilities	(1,407)	(1,593)	(788)

Net cash used in operating activities	(54,521)	(28,051)	(35,960)

Cash flows from investing activities:
Purchases of property and equipment	(837)	(727)	(671)
Sales and maturities of marketable securities	—	1,476	2,722

Net cash provided by (used in) investing activities	(837)	749	2,051

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,398	494	150
Proceeds from issuance of common stock to related party	5,262	145	28
Proceeds from issuance of common stock, net of offering costs	121,006	26,266	38,170

Net cash provided by financing activities	127,666	26,905	38,348
Effect of changes in exchange rates on cash and cash equivalents	(152)	(7)	571

Net increase (decrease) in cash and cash equivalents	72,156	(404)	5,010
Cash and cash equivalents at beginning of year	46,115	46,519	41,509

Cash and cash equivalents at end of year	$118,271	$46,115	$46,519

Supplemental disclosure of cash flow information:
Taxes paid	$20	$25	$57
Supplemental disclosure of non-cash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	4,529	2,877	(3,144)

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and Europe. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV, using nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors.

We have incurred losses in each year since our inception and at December 31, 2011, we had an accumulated deficit of $675.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to the September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis Pharma AG, or Novartis, pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. In October 2011, we filed a universal shelf registration statement with the Securities and Exchange Commission, or SEC, which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock.

We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations for at least the next 12 months from December 31, 2011. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

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

2. Summary of Significant Accounting Policies

Significant accounting policies applied by us in the preparation of our consolidated financial statements were as follows:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recent Accounting Pronouncements

In June, 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011 and requires retrospective application to all periods presented. We do not expect that this guidance will have any material effect on our consolidated financial statements.

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

In connection with certain of our operating lease commitments (Note 15), we issued letters of credit collateralized by cash deposits that are classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected or contractual release date of the restrictions.

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

At December 31, 2011 and 2010, all of our receivables from related party were due from Novartis. The receivables from related party balances were royalties associated with the sales of Tyzeka®/Sebivo® under the collaborative agreement with Novartis in the normal course of business. Revenue from Novartis represented the majority of our revenues for the years ended December 31, 2011, 2010 and 2009.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2011 and 2010, all of our investments were in government agency and treasury money market instruments. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no level 3 assets held at fair value at December 31, 2011 or 2010 and there were no gross unrealized gains or losses for the years ended December 31, 2011 and 2010.

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

The following table is a rollforward of our intangible asset as shown in our consolidated balance sheets:

	December 31,
	2011	2010
	(In Thousands)
Beginning balance	$9,843	$11,069
Amortization expense	(1,135)	(1,226)

Ending balance	$8,708	$9,843

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2011, accumulated amortization was $6.3 million. Amortization expense for this asset is anticipated to be $1.1 million per year through December 31, 2016 and $3.2 million through the remaining life of the agreement.

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

No significant impairment charges were recognized for the years ended December 31, 2011, 2010 and 2009.

Revenue Recognition

Revenue is recognized in accordance with the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. For multiple-element arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, as amended, or the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership. This policy is described more fully in Note 3.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Revenue

In February 2009, we entered into a license agreement with ViiV Healthcare Company, or ViiV, which we refer to as the ViiV license agreement. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. This agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implantation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized as revenue using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet our revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments received under the ViiV license agreement were recorded as deferred revenue and were being recognized as revenue over the life of the agreement, which was estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us that it would terminate the ViiV license agreement effective March 15, 2012. Upon termination, ViiV will relinquish all rights it has in the intellectual property licensed from us and grants us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement. Upon termination, we will have no future obligations pursuant to the license agreement and the deferred revenue balance of $36.1 million at December 31, 2011 associated with the ViiV license agreement is expected to be recognized as other collaboration revenue in the first quarter of 2012.

Government research grants that provide for payments to us for work performed are recognized as revenue when the related expense is incurred and we have obtained governmental approval to use the grant funds for these expenses.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also included $4.3 million as deferred revenue, net of current portion in our consolidated balance sheets at December 31, 2011 and 2010 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2011, 2010 and 2009, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.

For purposes of our consolidated statements of operations, we allocate share-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option grants. We expect to continue to grant options to purchase common stock in the future.

Foreign Currency

The functional currencies of our foreign subsidiaries are the local currency or the U.S. dollar. When the functional currency of the foreign subsidiary is the local currency, assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the end of the accounting period. Income and expense items are translated at the average exchange rates for the period. Net gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ equity (deficit).

When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Monetary

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. We include foreign currency translation adjustments for subsidiaries in which the functional currency is the local currency and unrealized gains and losses on marketable securities in other comprehensive loss. The consolidated statements of stockholders’ equity (deficit) and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2011, 2010 and 2009.

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

3. Novartis Relationship

Overview

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates. In May 2003, Novartis also purchased approximately 54% of our common stock. Since this date, Novartis has had the ability to exercise control over our strategic direction, research and development activities and other material business decisions. As a result of our collaboration with Novartis, transactions between us and Novartis are considered related party transactions.

Pursuant to the development and commercialization agreement, we have granted Novartis the option to license any of our development-stage drug candidates, so long as Novartis maintains at least 30% ownership of

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement and we co-developed and co-launched Tyzeka®/Sebivo® for the treatment of HBV. In September 2007, we amended the development and commercialization agreement and we transferred to Novartis our worldwide development, commercialization, manufacturing rights and obligations pertaining to telbivudine in exchange for royalties based on net product sales of Tyzeka®/Sebivo® from Novartis. The royalty percentage increases according to specified tiers of net sales and the percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $4.5 million, $3.8 million and $3.7 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the years ended December 31, 2011, 2010 and 2009, respectively.

In October 2009, Novartis waived its right to license IDX184, a nucleotide prodrug for the treatment of HCV. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate.

To date, we have received $117.2 million of non-refundable payments from Novartis under the development and commercialization agreement that have been recorded as deferred revenue. The $117.2 million received from Novartis consisted of a $25.0 million license fee for valopicitabine, a $75.0 million license fee for telbivudine (Tyzeka®/Sebivo®) and valtorcitabine, offset by $0.1 million in interest costs, a $5.0 million reimbursement for reacquiring product rights from Sumitomo to develop and commercialize Sebivo® in certain markets in Asia, $2.3 million in reimbursement costs associated with the development of valopicitabine prior to Novartis licensing valopicitabine and a $10.0 million milestone payment for the regulatory approval of Sebivo® in the European Union. These payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. In the second quarter of 2010, we adjusted the period over which we amortize the deferred payments to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $3.1 million, $4.4 million and $6.2 million as revenue during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are impacted by Novartis’ stock subscription rights described below.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of February 21, 2012, Novartis owned approximately 31% of our outstanding stock.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stockholders’ Agreement

In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the stockholders’ agreement. The stockholders’ agreement was amended and restated in 2004 and in April 2011 in connection with our underwritten offerings of our common stock. The stockholders’ agreement, as amended, provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 30% of our voting stock and that we will use our reasonable best efforts to nominate for election at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.

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

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. We received Novartis’ approval for the following offerings in 2009, 2010 and 2011:

•

in May 2009, we received approval from Novartis to issue capital shares pursuant to financing transactions under a shelf registration statement filed in September 2008 with the SEC so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 43%. In August 2009, we issued approximately 7.3 million shares pursuant to an underwritten offering and received $21.2 million in net proceeds. Additionally, pursuant to this shelf registration statement, in April 2010, we issued approximately 6.5 million shares of our common stock pursuant to an underwritten offering and received $26.3 million in net proceeds. Novartis did not participate in these offerings;

•

in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to the September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•

in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering. As of February 21, 2012, Novartis owned approximately 31% of our outstanding common stock.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to approximately 1.4 million shares of common stock issuable by us as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 plan. In exchange for Novartis’ termination of such right, we issued 1.1 million shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 plan were terminated and no additional adjustments to revenue and deferred revenue will be required. Prior to the termination of the stock subscription rights under the 1998 plan, as we granted options that were subject to this stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the non-refundable payments received from Novartis. We remain subject to potential revenue adjustments with respect to grants of options and stock awards under our stock incentive plans other than the 1998 plan.

As of December 31, 2011, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $22.8 million, which has been recorded as additional paid-in capital. Of this amount, $5.8 million has been recorded as a reduction of deferred revenue with the remaining amount of $17.0 million as a reduction of license fee revenue. For the year ended December 31, 2011, the impact of Novartis’ stock subscription rights increased additional paid-in capital by $4.5 million, decreased deferred revenue by $1.2 million and decreased license fee revenue by $3.3 million. For the year ended December 31, 2010, the impact of Novartis’ stock subscription rights increased additional paid-in capital by $2.9 million, decreased deferred revenue by $0.9 million and decreased license fee revenue by $2.0 million. For the year ended December 31, 2009, the impact of Novartis’ stock subscription rights reduced additional paid-in capital by $3.1 million, increased deferred revenue by $1.3 million and increased license fee revenue by $1.8 million.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

4. Net Loss per Common Share

The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(51,979)	$(61,555)	$(53,219)
Basic and diluted weighted average number of common shares outstanding	90,831	70,715	61,498
Basic and diluted net loss per common share	$(0.57)	$(0.87)	$(0.87)

The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2011	2010	2009
		(In Thousands)
Options	7,579	7,032	5,560
Contingently issuable shares to related party	2,377	1,735	—

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Marketable Securities and Fair Value Measurements

At December 31, 2011 and December 31, 2010, we had $102.6 million and $17.7 million, respectively, in money market funds that were classified as Level 2 fair value and included as part of cash and cash equivalents in our condensed consolidated balance sheets. There were no gross unrealized gains or losses for the years ended December 31, 2011 or 2010.

The following table is a rollforward of our auction rate investments (described below) whose fair value was determined on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010 (no Level 3 assets were held at December 31, 2011):

December 31,
2010
(In Thousands)
Beginning balance	$1,584
Purchases, sales and settlements	(1,476)
Total realized/unrealized losses recognized in earnings	(108)

Ending balance	$—

In 2010, we held one investment in an auction rate security with an estimated value of $1.6 million, which did not actively trade and therefore was classified as Level 3. We determined the fair value of this security based on a cash flow model which incorporated a three-year discount period, a 1.97% per annum coupon rate, a 0.519% per coupon payment discount rate (which integrated a liquidity discount rate, 3-year swap forward rate and credit spread), as well as coupon history. We also considered in determining the fair value that our holding in the auction rate security was backed by the United States government and that the security was rated A3 during 2010. During 2010, we sold the security for proceeds of $1.5 million and recognized a realized loss of $0.1 million.

6. Property and Equipment, Net

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	December 31,
		2011	2010
		(In Thousands)
Scientific equipment	7	$6,584	$6,740
Computer equipment and software	2	3,662	4,021
Enterprise software	5	2,599	2,599
Office furniture and equipment	5 -7	727	1,386
Leasehold improvements	*	7,994	10,287
Construction-in-progress		—	94

		21,566	25,127
Less—accumulated depreciation		(16,870)	(17,948)

		$4,696	$7,179

*	Shorter of asset life or lease term

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $3.4 million and $3.9 million, respectively.

The decrease of $2.3 million in leasehold improvements in the table above was related to the disposal of assets resulting from the termination of an operating lease for office space in Cambridge, MA during 2011. There were no significant charges related to the termination of this lease.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010
	(In Thousands)
Research and development contract costs	$2,425	$1,948
Payroll and benefits	3,267	3,232
Professional fees	592	797
Short-term portion of accrued settlement payment	874	1,086
Severance payments	—	2,297
Other	1,255	2,112

	$8,413	$11,472

On October 28, 2010, our former chief executive officer resigned from his positions as chairman of the board of directors, president and chief executive officer and received severance payments of approximately $2.3 million, which were paid in 2011.

8. Restructuring Charges

During the first quarter of 2010, we restructured our operations at our research facility in Montpellier, France to reduce its workforce by approximately 17 positions in connection with our ongoing cost saving initiatives. In the first quarter of 2010, we recorded charges of $2.2 million for employee severance costs related to the restructuring of our Montpellier facility together with charges related to an earlier reduction of our United States workforce by 13 positions in January 2010. All significant severance amounts were paid in 2010. There were no restructuring charges in 2011.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following table shows share-based compensation expense as included in our consolidated statements of operations:

	Years Ended December 31,
	2011	2010	2009
		(In Thousands)
Research and development	$1,066	$1,214	$1,546
General and administrative	1,357	5,203	3,068

Total share-based compensation expense	$2,423	$6,417	$4,614

Share-based compensation expense is based on awards ultimately expected to vest. During the years ended December 31, 2011, 2010 and 2009, because substantially all of our stock option grants vest monthly, share-based employee compensation expense included the actual impact of forfeitures.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Years Ended December 31,
	2011	2010	2009
Weighted average fair value of options	$2.15	$2.03	$3.12
Risk-free interest rate	2.07%	1.97%	1.94%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	5.2	5.1	5.1
Expected volatility	75.0%	70.9%	70.2%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In Thousands)
Options outstanding at December 31, 2010	7,031,736	$6.61
Granted	1,281,800	$3.42
Cancelled	(324,201)	$6.28
Exercised	(410,723)	$3.40

Options outstanding at December 31, 2011	7,578,612	$6.25	4.95	$19,164

Options exercisable at December 31, 2011	5,911,502	$6.99	3.88	$12,817
Options vested and expected to vest at December 31, 2011	7,578,612	$6.25	4.95	$19,164

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2011, based on the closing price of our common stock of $7.45 on that date.

The total intrinsic value of stock options exercised, which represents the amount by which the fair market value exceeded the exercise price, during 2011, 2010 and 2009 was $1.2 million, $0.5 million and $0.2 million, respectively.

On October 28, 2010, our former chief executive officer, resigned from his positions as chairman of the board of directors, president and chief executive officer. In connection with his resignation, he was granted approximately 0.3 million options and acceleration of all unvested options. The related share-based compensation expense recognized in 2010 was $2.7 million.

We had an aggregate of $3.8 million of share-based compensation expense as of December 31, 2011 remaining to be amortized over a weighted average expected term of 2.54 years.

10. Income Taxes

Our effective income tax rate differs from the statutory federal income tax rate was as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate benefit	(34)%	(34)%	(34)%
State tax benefit, net of federal expense (benefit)	3	(2)	2
Permanent items	1	1	(1)
Other	1	1	(3)
Valuation allowance	29	34	36

Effective income tax rate	0%	0%	0%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of our net deferred taxes were as follows:

	December 31,
	2011	2010
	(In Thousands)
Depreciation	$1,667	$1,672
Development contracts	1,065	1,233
Nonqualified stock options	7,628	7,202
Deferred licensing income	23,917	16,916
Accrued expenses and other	3,425	2,669
Capitalized research costs	64,185	58,661
Research and development credits	10,532	9,632
Foreign tax credit carryforward	877	877
Net operating carryforwards	91,605	90,656
Valuation allowance	(204,901)	(189,518)

Deferred tax asset	$—	$—

As of December 31, 2011, we had United States federal and state net operating loss carryforwards of $256.9 million and $79.2 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards begin to expire in 2012. Approximately $9.0 million of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. We have federal and state research and development credits of $8.3 million and $3.3 million, respectively. The federal research and development credits begin to expire in 2022 and the state credits begin to expire in 2021. We also have foreign credit carryforwards of $0.9 million, which begin to expire in 2016.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Our management has evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred licensing income, capitalized research costs and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $204.9 million has been established at December 31, 2011.

There were no significant changes to the balance of unrecognized tax benefits in 2011 or 2010 as compared to 2007 when we adopted FASB guidance related to unrecognized tax benefits. The total amount of unrecognized tax benefits was $1.4 million at December 31, 2011. Of this amount, $0.3 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets.

Our policy is to classify interest and penalties associated with uncertain tax positions as other income, net in our consolidated statements of operations. As of December 31, 2011, we have accrued $0.4 million related to interest and penalties for uncertain tax positions. Of this amount, less than $0.1 million and $0.2 million was included in other income, net for the years ended December 31, 2010 and 2009, respectively. There were no amounts included in other income, net for the year ended December 31, 2011.

The open tax years by major jurisdiction are: a) the years ended December 31, 2008 through 2010 for the United States; and b) the years ended December 31, 2009 and 2010 for France.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Employee Benefit Plans

We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) plan. The 401(k) plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all of our United States employees who meet minimum age and service requirements.

We match 25% of employee contributions up to 6% of participants’ annual compensation. We made contributions to the 401(k) plan of $0.1 million in each of the years ended December 31, 2011, 2010 and 2009.

We are required by statute to maintain a defined benefit plan for our employees in France. We have recorded $0.3 million in other long-term liabilities related to this benefit plan as of December 31, 2011 and 2010.

12. Related Party Transactions

In connection with the development and commercialization agreement, we have generated revenues from Novartis related to royalty revenue associated with the sale of Tyzeka®/Sebivo®, license payments and reimbursements of certain research and development expenses in the amount of $4.3 million, $6.2 million and $11.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. All amounts included in receivables from related party at December 31, 2011 and 2010 are due from Novartis. We also included $27.3 million and $31.6 million as deferred revenue, related party, as of December 31, 2011 and 2010, respectively, relating to non-refundable payments received from Novartis.

13. Segment Reporting

We operate in a single segment, we have no organizational structure dictated by product lines, geography or customer type and all significant revenues are generated from operations in the United States. The following table presents total long-lived assets by geographic area:

	December 31,
	2011	2010
	(In Thousands)
United States	$3,389	$5,301
France	1,307	1,878

	$4,696	$7,179

14. Collaborative Agreements and License Agreements

Our collaborative agreement with Novartis is fully described in Note 3 to the consolidated financial statements.

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we entered into the ViiV license agreement which granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GSK in February 2009, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In March 2009, we received $34.0 million related to this collaboration, which consisted of a $17.0 million license fee payment under the ViiV license agreement and $17.0 million under the GSK stock purchase agreement described above. In 2010, we received a $6.5 million milestone payment related to the achievement of a preclinical operational milestone and a $20.0 million milestone payment for the initiation of a phase IIb clinical study of ‘761. Pursuant to the ViiV license agreement, we were eligible to receive up to $390.0 million in additional milestone payments as well as double-digit tiered royalties on worldwide product sales.

The ViiV license agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The milestone payments did not meet our revenue recognition criteria for immediate recognition and are being recognized over the life of the agreement, which was estimated to be 17 years. The parties have agreed that if ViiV, its affiliates or its sublicenses desire to develop ‘761 for an indication other than HIV, or if ViiV intends to develop any other licensed compound for any indication, the parties will mutually agree on a separate schedule of milestone and royalty payments prior to the start of development. We recognized $2.6 million, $4.0 million and $0.9 million of collaboration revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded $36.1 million and $38.7 million of deferred revenue as of December 31, 2011 and 2010, respectively, related to payments received from ViiV.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold. As a result of further evaluation, ViiV determined that it would not continue development of ‘761 or develop any other compound licensed under the ViiV license agreement. In December 2011, ViiV notified us it would terminate the ViiV license agreement effective March 15, 2012. Upon termination, ViiV will relinquish all rights it has in the intellectual property licensed from us and grants us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement. Upon termination, we will have no future obligations pursuant to the license agreement and the deferred revenue balance as of December 31, 2011 of $36.1 million is expected to be recognized as other collaboration revenue in the first quarter of 2012.

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

ViiV has also become a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, which is more fully described below under the “University of Cagliari” heading.

In connection with the ViiV license agreement and GSK stock purchase agreement, Novartis waived and amended certain rights under the development and commercialization agreement and amended a letter agreement related to the selection and appointment of our chief financial officer. Novartis also executed a waiver and consent under the amended and restated stockholders’ agreement. These waivers and amendments are more fully described in Part I. Item 1 of this Annual Report on Form 10-K under the heading “ViiV Healthcare Company and GlaxoSmithKline Collaboration”.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

University of Cagliari

In January 1999, we entered into a cooperative antiviral research activity agreement, as amended with the Dipartimento di Biologia Sperimentale “Bernardo Loddo” dell’Universita di Cagliari pursuant to which we acquired an exclusive license to certain antiviral technology. We are required to make royalty payments to the University of Cagliari upon commercialization of any products resulting from the licensed technology. We were also required to make payments to the University of Cagliari for use of the facilities and for supplies consumed in connection with the research activities. This agreement terminated in December 2010. We incurred expenses of approximately $0.1 million for the year ended December 31, 2009 in connection with this agreement. There were no significant expenses incurred during 2010.

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

In March 2009, ViiV became a party to the cooperative research program and exclusive license agreement we have with the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to ViiV under the ViiV license agreement. Under these arrangements, we are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology. We have made certain payments to the University of Cagliari based on the payments we received from ViiV. Although certain patent rights licensed to ViiV are owned solely by us and do not fall under the arrangements with the University of Cagliari, we have entered into an arrangement whereby if it is ever deemed that any patent owned solely by us and licensed to ViiV was co-developed by anyone on the faculty of the University of Cagliari, such co-development will fall within the existing arrangements with the University of Cagliari and no additional payments would be due by us. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761.

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

We also have recorded $4.3 million included as deferred revenue, net of current portion in our consolidated balance sheets at each of December 31, 2011 and 2010 representing amounts received from Sumitomo that have

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

not been included in revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the development and commercialization agreement, we will be reimbursed by Novartis for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

15. Commitments and Contingencies

Lease Arrangements

We lease our facilities and certain equipment under operating leases. Our lease arrangements have terms through the year 2017. Total rent expense under operating leases was approximately $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum payments under lease arrangements at December 31, 2011 were as follows:

Operating
Years Ending December 31,	Leases
(In Thousands)
2012	$2,349
2013	1,940
2014	709
2015	655
2016	652
2017 and thereafter	163

Total	$6,468

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

In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years, expiring in April 2017 but is cancellable by either party with a one year notice period. The lease agreement also includes an option entitling us to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term. In January 2011, we amended this lease agreement to terminate the lease of certain floors in the building.

In June 2005, we entered into a lease agreement for additional office space in Cambridge, Massachusetts. The term of the lease was through December 2013. We were provided allowances totaling $1.2 million to finance a portion of capital improvements to the facility. These allowances have been recorded as deferred rent which was being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we have on deposit with that bank and is recorded as restricted cash. In December 2011, we terminated this lease for a fee of $0.6 million. In addition, the letter of credit of $0.4 million was terminated in the first quarter of 2012.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Contingencies

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2011.

We have potential payment obligations under the license agreement with the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received from ViiV under the ViiV license transaction. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis or another collaborator.

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

Legal Contingency

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the relationship effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and therefore are due an unspecified amount. We do not agree with Clariant’s assertion and since no estimate of a potential loss can be made, we have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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

Under the ViiV license agreement and the GSK stock purchase agreement, we have agreed to indemnify ViiV as sublicensee, GSK and their affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties regarding our NNRTI program, including ‘761, as well as representations regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them, we would be in breach of

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

these agreements. In the event of a breach, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In Thousands, Except per Share Data)
2011
Total revenues	$4,001	$1,044	$2,638	$(732)	$6,951
Total operating expenses	12,544	15,327	14,685	17,803	60,359
Net loss	(8,236)	(13,909)	(11,709)	(18,125)	(51,979)
Basic and diluted net loss per common share	(0.11)	(0.15)	(0.12)	(0.18)	(0.57)
2010
Total revenues……	$2,683	$1,316	$3,788	$2,435	$10,222
Total operating expenses	19,335	17,915	16,643	19,055	72,948
Net loss	(16,212)	(16,256)	(12,930)	(16,157)	(61,555)
Basic and diluted net loss per common share	(0.24)	(0.23)	(0.18)	(0.22)	(0.87)

In the fourth quarter of 2011, we recorded a charge against revenue related to the impact of the stock subscription rights of Novartis. This policy is described more fully in Note 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

Date: March 6, 2012	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012

/s/ Daniella Beckman Daniella Beckman	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2012

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	March 6, 2012

/s/ Thomas Hodgson Thomas Hodgson	Director	March 6, 2012

/s/ Tamar Howson Tamar Howson	Director	March 6, 2012

/s/ Robert Pelzer Robert Pelzer	Director	March 6, 2012

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	March 6, 2012

/s/ Anthony Rosenberg Anthony Rosenberg	Director	March 6, 2012

/s/ Michael Wyzga Michael Wyzga	Director	March 6, 2012

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839

3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2007	3.4	3/14/2008	000-49839

3.5	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2011	3.1	8/9/2011	000-49839

3.6	Amended and Restated By-Laws	10-Q for 6/30/2004	3.2	8/26/2004	000-49839

4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157

	Material contracts — real estate

10.1	Lease Agreement, dated as of October 15, 1998, by and between Idenix (Massachusetts) Inc. and CambridgePark One Limited Partnership, as amended by the First Amendment to Lease dated as of September 1, 2001	S-1	10.2	12/15/2003	333-111157

10.2	Lease Agreement, dated as of August 22, 2001, by and between Idenix (Massachusetts) Inc. and West Cambridge Sciences Park	S-1	10.3	12/15/2003	333-111157

10.3	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157

10.4	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839

10.5+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839

10.6	Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.7	Indenture of Lease, dated June 8, 2005, by and between the Registrant and One Kendall Square Associates LLC	8-K	10.1	6/13/2005	000-49839

10.8	First Amendment of Lease dated July 24, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 6/30/2006	10.3	8/8/2006	000-49839

10.9	Second Amendment of Lease dated September 7, 2006 by and between the Registrant and RB Kendall Fee, LLC	10-Q for 9/30/2006	10.1	11/8/2006	000-49839

10.10	Third Amendment of Lease, dated July 23, 2009, between RB Kendall Fee, LLC and the Registrant	10-Q for 9/30/2009	10.1	10/29/2009	000-49839

10.11	Fourth Amendment of Lease, dated June 29, 2010, between RB Kendall Fee, LLC and the Registrant	10-Q for 6/30/2010	10.3	7/27/2010	000-49839

10.12	Fifth Amendment of Lease, dated November 30, 2011, between RB Kendall Fee, LLC and the Registrant	*

	Material contracts Novartis Pharma AG and GlaxoSmithKline

10.13	Letter Agreement, dated as of March 21, 2003, by and between the Registrant and Novartis Pharma AG	S-1	10.28	12/15/2003	333-111157

10.14	Amendment No. 1 to Letter Agreement, dated on or about January 28, 2009, by and between the Registrant and Novartis Pharma AG	8-K	10.3	2/6/2009	000-49839

10.15	Amendment No. 2 to Letter Agreement, dated April 6, 2011, by and between the Registrant and Novartis Pharma AG	8-K	10.3	4/7/2011	000-49839

10.16+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157

10.17	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.19	12/15/2003	333-111157

10.18+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1 Amendment 3	10.24	7/6/2004	333-111157

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.19+	Master Manufacturing and Supply Agreement, dated as of May 8, 2003, by and between Idenix (Cayman) Limited and Novartis Pharma AG	S-1	10.25	12/15/2003	333-111157

10.20+	Second Amendment, dated as of December 21, 2004, to the Development, License and Commercialization Agreement, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	10-K for 12/31/2004	10.16	3/17/2005	000-49839

10.21+	Amendment No. 3 to the Development, License and Commercialization Agreement, effective as of February 27, 2006, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-K for 12/31/2005	10.14	3/16/2006	000-49839

10.22+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.1	11/8/2007	000-49839

10.23	Amendment No. 5 to the Development License and Commercialization Agreement, dated on or about January 28, 2009, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	8-K	10.2	2/6/2009	000-49839

10.24	Amendment No. 6 to the Development, License and Commercialization Agreement, dated April 6, 2011, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	8-K	10.1	4/7/2011	000-49839

10.25+	Transition Services Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.2	11/8/2007	000-49839

10.26	Amended and Restated Stockholders’ Agreement, dated July 27, 2004, by and among the Registrant, Novartis Pharma AG and the stockholders identified on the signature pages thereto	10-K for 12/31/2004	10.20	3/17/2005	000-49839

10.27	Amendment No. 1 to Amended and Restated Stockholders’ Agreement, dated April 6, 2011, by and among the Registrant, Novartis Pharma AG and the stockholders identified thereto	8-K	10.2	4/7/2011	000-49839

10.28	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.29+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27	7/6/2004	333-11115

10.30	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22	3/17/2005	000-49839

10.31	Concurrent Private Placement Stock Purchase Agreement, dated April 8, 2011, by and between the Registrant and Novartis Pharma AG	8-K	10.1	4/11/2011	000-49839

10.32+	Commercial Manufacturing Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.1	8/8/2006	000-49839

10.33+	Packaging Agreement dated as of June 22, 2006 by and between the Registrant and Novartis Pharma AG	10-Q for 6/30/2006	10.2	8/8/2006	000-49839

10.34	Stock Purchase Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	8-K	10.1	2/6/2009	000-49839

	University of Cagliari

10.35+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16	12/15/2003	333-111157

10.36+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17	12/15/2003	333-111157

10.37+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157

10.38+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10.18.1	7/6/2004	333-111157

10.39	Collaborative Activities	S-1	10.18.2	7/6/2004	333-111157

10.40+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita degli Studi di Cagliari	10-Q for 9/30/2005	10.1	11/08/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

	Miscellaneous

10.41	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31	6/1/2004	333-111157

10.42+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.21	12/15/2003	333-111157

10.43	Master Services Agreement, dated May 27, 1999, between Idenix (Massachusetts), Inc. and Quintiles Scotland Ltd	S-1	10.20	12/15/2003	333-111157

10.44	Multiproject Development and Supply Agreement, dated as of December 20, 2001, by and among the Registrant, Idenix SARL and Clariant Life Science Molecules (Missouri) Inc.	S-1	10.22	12/15/2003	333-111157

10.45+	Agreement, dated as of May 1, 2003, between Idenix (Cayman Limited and Microbiologica Quimica E Farmaceutica Ltda.	S-1 Amendment 3	10.23	7/6/2004	333-111157

10.46	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157

10.47	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	6/1/2004	333-111157

10.48	Settlement Agreement, effective June 1, 2008, by and among the Registrant, Jean-Pierre Sommadossi, the University of Montpellier II, Le Centre National de la Recherche Scientifique, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, the University of Alabama Research Foundation and Emory University	8-K	10.1	8/5/2008	000-49839

10.49	Master Service Agreement, dated April 1, 2008, by and between the Registrant and Parexel International LLC	10-Q for 6/30/2008	10.1	8/7/2008	000-49839

10.50+	Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant	10-Q for 9/30/2009	10.2+	10/29/2009	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.51	Master Agreement for Clinical Research Services, dated January 30, 2009, by and between Registrant and ACLIRES International, Ltd.	10-K for 12/31/2009	10.49	3/9/2010	000-49839

	Material contracts — management contracts and compensatory plans

10.52#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.2	6/13/2005	000-49839

10.53#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.3	6/13/2005	000-49839

10.54#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839

10.55#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839

10.56#	2005 Stock Incentive Plan, as amended	10-Q for 6/30/2010	10.1	7/27/2010	000-49839

10.57#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157

10.58#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	6/1/2004	333-111157

10.59#	Separation and General Release Agreement, dated as of December 23, 2010, by and between the Registrant and Jean-Pierre Sommadossi	8-K	10.1	12/30/2010	000-49839

10.60#	Employment Letter, dated December 1, 2010, by and between the Registrant and Ronald C. Renaud, Jr.	8-K	10.1	12/6/2010	000-49839

10.61#	Employment Letter, dated December 8, 2010, by and between the Registrant and Douglas L. Mayers, M.D.	10-K	10.60	3/7/2011	000-49839

10.62#	Employment Letter, dated December 9, 2010, by and between the Registrant and David N. Standring, PH.D.	10-K	10.61	3/7/2011	000-49839

10.63#	Employment Letter, dated November 30, 2010, by and between the Registrant and Maria Stahl	10-K	10.62	3/7/2011	000-49839

10.64#	Employment Letter, dated June 20, 2011, by and between the Registrant and Daniella Beckman	8-K	10.1	6/24/2011	000-49839

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

Additional Exhibits

21.1	Subsidiaries of the Company	*

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission