Form 10-Q
period 2012-03-31
IDENIX PHARMACEUTICALS INC
filed 2012-05-02
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2012, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 108,330,081 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II-Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	47

Exhibit Index	48

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$105,258	$118,271
Restricted cash	—	411
Receivables from related party	1,214	1,157
Other current assets	3,361	3,999

Total current assets	109,833	123,838
Intangible asset, net	8,424	8,708
Property and equipment, net	4,550	4,696
Restricted cash	750	750
Other assets	3,584	3,052

Total assets	$127,141	$141,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,429	$2,886
Accrued expenses	11,001	8,413
Deferred revenue	—	36,068
Deferred revenue, related party	2,796	2,897
Other current liabilities	397	261

Total current liabilities	18,623	50,525
Other long-term liabilities	10,426	10,640
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	22,834	24,382

Total liabilities	56,155	89,819
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2012 and December 31, 2011; 108,330,081 and 107,218,463 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	108	107
Additional paid-in capital	734,571	726,468
Accumulated other comprehensive income	573	365
Accumulated deficit	(664,266)	(675,715)

Total stockholders’ equity	70,986	51,225

Total liabilities and stockholders’ equity	$127,141	$141,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaboration revenue—related party	$(423)	$3,345
Other revenue	36,068	656

Total revenues	35,645	4,001
Operating expenses:
Cost of revenues	1,170	547
Research and development	18,593	8,083
General and administrative	4,774	3,914

Total operating expenses	24,537	12,544

Income (loss) from operations	11,108	(8,543)
Other income, net	342	308

Income (loss) before income taxes	11,450	(8,235)
Income tax expense	(1)	(1)

Net income (loss)	$11,449	$(8,236)

Earnings (loss) per common share:
Basic	$0.11	$(0.11)

Diluted	$0.10	$(0.11)

Weighted average number of common shares outstanding:
Basic	107,751	73,118

Diluted	112,330	73,118

Comprehensive income (loss):
Net income (loss)	$11,449	$(8,236)
Changes in other comprehensive income:
Foreign currency translation adjustment	208	278

Comprehensive income (loss)	$11,657	$(7,958)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,449	$(8,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	819	1,048
Share-based compensation expense	730	597
Revenue adjustment for contingently issuable shares	2,417	(1,540)
Other	(1)	86
Changes in operating assets and liabilities:
Receivables from related party	(57)	(184)
Other assets	212	(223)
Accounts payable	1,544	(1,414)
Accrued expenses and other current liabilities	2,706	(3,471)
Deferred revenue	(36,068)	(656)
Deferred revenue, related party	(781)	(781)
Other liabilities	(225)	(32)

Net cash used in operating activities	(17,255)	(14,806)

Cash flows from investing activities:
Purchases of property and equipment	(371)	(194)
Release of restricted cash	411	—

Net cash provided by (used in) investing activities	40	(194)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,798	90
Proceeds from issuance of common stock to related party	291	55

Net cash provided by financing activities	4,089	145
Effect of changes in exchange rates on cash and cash equivalents	113	147

Net decrease in cash and cash equivalents	(13,013)	(14,708)
Cash and cash equivalents at beginning of period	118,271	46,115

Cash and cash equivalents at end of period	$105,258	$31,407

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$3,285	$(2,272)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS OVERVIEW

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV, using nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors.

We have incurred losses in each year since our inception and at March 31, 2012, we had an accumulated deficit of $664.3 million. In the three months ended March 31, 2012, we reported net income due to the recognition of $36.1 million of deferred revenue related to the termination of a license agreement with ViiV Healthcare Company, or ViiV. However, we expect to report a net loss for the year ending December 31, 2012 and for the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184, our lead nucleotide drug candidate. In October 2011, we filed a universal shelf registration statement with the Securities and Exchange Commission, or SEC, which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. As of March 31, 2012, we had approximately $88.9 million remaining for issuance of common stock under this shelf registration. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis Pharma AG, or Novartis, so long as Novartis continues to own at least 19.4% of our voting stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock.

We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations through at least December 31, 2012. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations. We are subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

Basis of Presentation

The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on March 6, 2012. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year ended consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, judgments and methodologies, including those related to revenue recognition, our collaborative relationships, clinical trial expenses, impairment and amortization of long-lived assets including intangible assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2012.

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

Our revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically have included payments to us for non-refundable license fees, milestones, collaborative research and development funding and royalties received from our collaboration partners.

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

We recognize non-refundable payments over the performance period of our continuing obligations. This period is estimated based on current judgments related to the product development timeline of our licensed drug candidates and is currently estimated to be through May 2021. This policy is described more fully in Note 4.

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

Other Revenue

In February 2009, we licensed our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds to GlaxoSmithKline, or GSK. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV which is an affiliate of GSK. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. This agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized as revenue using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet our revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments received under the ViiV license agreement were recorded as deferred revenue and were being recognized as revenue over the life of the agreement, which was estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received.

In February 2011, ViiV informed us that the U.S. Food and Drug Administration, or FDA, placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the three months ended March 31, 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions. In the first quarter of 2012, a $0.4 million letter of credit was cancelled due to the termination of an operating lease in December 2011.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2012 and December 31, 2011, we had $78.6 million and $102.6 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at March 31, 2012 or at December 31, 2011. There were no gross unrealized gains or losses for the three months ended March 31, 2012 or 2011.

Share-Based Compensation

We recognize share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our condensed consolidated financial statements.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method) and the issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 4) and restricted stock awards.

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Amount per Share
	In Thousands, Except per Share Data
Basic EPS:
Income available to common stockholders	$11,449	107,751	$0.11

Effect of Dilutive Securities:
Options	—	3,323
Contingently issuable shares to related party	—	1,256

Diluted EPS:
Income available to common stockholders	$11,449	112,330	$0.10

There were no common shares excluded from the calculation of diluted net income per common share as of March 31, 2012.

Three Months Ended
March 31, 2011
(In Thousands, Except
per Share Data)
Basic and diluted net loss per common share:
Net loss	$(8,236)
Basic and diluted weighted average number of common shares outstanding	73,118
Basic and diluted net loss per common share	$(0.11)

The following potential common shares were excluded from the calculation of diluted net loss per common share as of March 31, 2011 because their effect was anti-dilutive:

March 31, 2011
(In Thousands)
Options	7,912
Contingently issuable shares to related party	1,720

9,632

In addition to the contingently issuable shares to related party listed in the table above, as of March 31, 2011, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

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

In 2003, Novartis licensed telbivudine from us under the development and commercialization agreement and we co-developed and co-launched Tyzeka®/Sebivo® for the treatment of hepatitis B virus, or HBV. In September 2007, we amended the development and commercialization agreement and we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations pertaining to telbivudine in exchange for royalties based on net product sales of Tyzeka®/Sebivo® from Novartis. The royalty percentage increases according to specified tiers of net sales and the percentage varies based on specified territories and the aggregate dollar amounts of net sales. We recognized $1.2 million and $1.0 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended March 31, 2012 and 2011, respectively. The receivables from related party balances of $1.2 million at March 31, 2012 and December 31, 2011 consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.

In October 2009, Novartis waived its right to license IDX184. As a result, we retain the worldwide rights to develop, commercialize and license IDX184. We may seek a partner that will assist in the future development and commercialization of this drug candidate.

To date, we have received $117.2 million of non-refundable payments from Novartis under the development and commercialization agreement that have been recorded as deferred revenue. The $117.2 million of deferred payments are being recognized over the development period of the licensed drug candidates, which represents the period of our continuing obligations. We estimate this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. We review our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changes, we will adjust the periodic revenue that is being recognized and will record the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations will be completed. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $0.8 million as revenue during each of the three months ended March 31, 2012 and 2011. These amounts are impacted by Novartis’ stock subscription rights described below.

As mentioned above, in addition to the collaboration, in May 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock.

Stockholders’ Agreement

In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into a stockholders’ agreement, which we refer to as the stockholders’ agreement. The stockholders’ agreement was amended and restated in 2004 and in April 2011 in connection with an underwritten offering of our common stock. The stockholders’ agreement, as amended, provides, among other things, that we will use our reasonable best efforts to nominate for election as a director at least two designees of Novartis for so long as Novartis and its affiliates own at least 30% of our voting stock and that we will use our reasonable best efforts to nominate for election as a director at least one designee of Novartis for so long as Novartis and its affiliates own at least 19.4% of our voting stock. As long as Novartis and its affiliates continue to own at least 19.4% of our voting stock, Novartis will have approval rights over a number of corporate actions that we may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions.

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

In addition to the right to purchase shares of our stock at par value as described above, if we issue any shares of our capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. We received Novartis’ approval for the following offerings in 2011:

•	in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to a September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•	in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock.

Upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. These amounts will be adjusted through the date that Novartis elects to purchase the shares to maintain its percentage ownership based upon changes in the value of our common stock and in Novartis’ percentage ownership.

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

As of March 31, 2012, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $26.1 million, which has been recorded as additional paid-in capital. Of this amount, $6.5 million has been recorded as a reduction of deferred revenue with the remaining amount of $19.6 million recorded as a reduction of license fee revenue. For the three months ended March 31, 2012, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $3.3 million, reduced deferred revenue by $0.9 million and reduced license fee revenue by $2.4 million. For the three months ended March 31, 2011, the impact of Novartis’ stock subscription rights has reduced additional paid-in capital by $2.3 million, increased deferred revenue by $0.8 million and increased license fee revenue by $1.5 million.

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

The ViiV license agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we have assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized using the contingency adjusted performance method. The milestone payments did not meet our revenue recognition criteria for immediate recognition and were recognized over the life of the agreement, which was estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received. The parties had agreed that if ViiV, its affiliates or its sublicenses desired to develop ‘761 for an indication other than HIV, or if ViiV intended to develop any other licensed compound for any indication, the parties would mutually agree on a separate schedule of milestone and royalty payments prior to the start of development.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the three months ended March 31, 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue. In the three months ended March 31, 2011, we recognized $0.7 million of collaboration revenue and as of December 31, 2011, we recorded $36.1 million of deferred revenue related to payments received from ViiV.

6. INTANGIBLE ASSET, NET

Our intangible asset relates to a settlement agreement entered into by and among us along with our former chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 9. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

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

The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Beginning balance	$8,708	$9,843
Amortization expense	(284)	(1,135)

Ending balance	$8,424	$8,708

As of March 31, 2012 and December 31, 2011, accumulated amortization was $6.6 million and $6.3 million, respectively. Amortization expense for this asset is anticipated to be $1.1 million per year through March 31, 2017 and a total of $2.9 million through the remaining life of the agreement.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Research and development contract costs	$5,372	$2,425
Payroll and benefits	2,168	3,267
Professional fees	1,184	592
Short-term portion of accrued settlement payment	902	874
Other	1,375	1,255

	$11,001	$8,413

8. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Research and development	$298	$271
General and administrative	432	326

Total share-based compensation expense	$730	$597

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of options	$7.71	$2.03
Risk-free interest rate	0.88%	2.15%
Expected dividend yield	—	—
Expected option term (in years)	5.32	5.20
Expected volatility	79.1%	75.1%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

The following table summarizes option activity under the equity incentive plans:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at December 31, 2011	7,578,612	$6.25
Granted	1,453,900	$12.00
Cancelled	(34,206)	$3.58
Exercised	(1,026,725)	$3.70

Options outstanding at March 31, 2012	7,971,581	$7.64

Options exercisable at March 31, 2012	5,128,650	$7.57

We had an aggregate of $14.2 million of share-based compensation expense as of March 31, 2012 remaining to be amortized over a weighted average expected term of 3.09 years.

9. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2012.

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

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV.

Legal Contingency

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multi-project development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from each of Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate the relationship effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and therefore are due an unspecified amount. We do not agree with Clariant’s assertion and since no estimate of a potential loss can be made, we have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings and we feel the likelihood that Clariant will initiate legal proceedings is remote. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “intend”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Critical Accounting Policies and Estimates”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin with the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We may seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleosides/nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleoside/nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleoside/nucleotide drug candidates.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo®:

Indication	Product/Drug Candidates/Programs	Description

HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In July of 2011, we initiated the phase IIb clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients under partial clinical hold, which is described in more detail below. In January 2012, we reported an interim analysis of the first 31 patients following 28 days of treatment which demonstrated that the side effect profile of IDX184 was consistent with that seen with pegylated interferon and ribavirin, or Peg-IFN/RBV, and there were no serious adverse events. At twelve weeks, the complete early virologic response (cEVR < 25 IU/mL) was 93% for the 100 mg IDX184 arm (n=15) and 81% for the 50 mg IDX184 arm (n=16) of the study (intent-to-treat analysis). We provided an interim analysis of the first 31 patients following 28 days of treatment to the U.S. Food and Drug Administration, or FDA, and the partial clinical hold was removed in February 2012. As a result of the removal, we can evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria. In the first quarter of 2012, we completed enrollment of the second cohort of 30 patients. IDX184 continues to be safe and well tolerated with a side effect profile similar to that of Peg-IFN/RBV.

Indication	Product/Drug Candidates/Programs	Description

	Nucleoside/Nucleotide Polymerase Inhibitors (IDX19368)	We expect to submit an investigational new drug application, or IND, for IDX19368, our lead candidate for our next generation nucleotide polymerase inhibitor program, in the middle of 2012. We are also evaluating other nucleotide prodrugs in preclinical testing.

NS5A Inhibitors (IDX719)

In January 2012, we initiated a phase I clinical study of IDX719. The first part of the study evaluated the safety, pharmacokinetics and food effect of IDX719 in 48 healthy volunteers at single doses ranging from 5 to 100 mg. Eight healthy volunteers received 100 mg of IDX719 daily for seven days. All doses were well tolerated and pharmacokinetic data supports once-daily dosing in future studies. In the second part of the phase I study, single-ascending doses of IDX719 achieved substantial viral load reductions in the following cohorts of HCV-infected patients:

•         a cohort of 12 HCV genotype 1-infected patients received single IDX719 doses of 1, 5, 10, 25, 50 or 100 mg (two patients per dose). Mean maximal viral load reductions were 1.9 log10, 2.6 log10, 3.3 log10, 3.7 log10, 2.8 log10 and 3.5 log10, respectively;

•         a cohort of three HCV genotype 2-infected patients received single IDX719 doses of 25, 50 or 100 mg (one patient per dose). Maximal viral load reductions were 0.4 log10, 3.2 log10 and 3.5 log10, respectively; and

•         a cohort of three HCV genotype 3-infected patients received single IDX719 doses of 25, 50 or 100 mg (one patient per dose). Maximal viral load reductions were 2.2 log10, 3.7 log10 and 3.3 log10, respectively.

A three-day proof-of-concept study has initiated dosing and is designed to evaluate 64 treatment-naïve genotype 1, 2, 3 or 4 HCV-infected patients.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis Pharma AG, or Novartis, has worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We receive royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. We provided an interim analysis of the first 31 patients following 28 days of treatment to an independent data safety monitoring board, or DSMB, and to the FDA. In February 2012, the FDA removed the partial clinical hold on IDX184. As a result of the removal of the partial clinical hold, we can evaluate IDX184 in future interferon-free combination regimens with other DAAs.

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

We have incurred significant losses each year since our inception in May 1998 and at March 31, 2012, we had an accumulated deficit of $664.3 million. In the three months ended March 31, 2012, we reported net income due to the recognition of $36.1 million of deferred revenue related to the termination of a license agreement with ViiV Healthcare Company, or ViiV. However, we expect to report a net loss for the year ending December 31, 2012 and for the next several years as we continue to expand our drug discovery and development efforts. We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations through at least December 31, 2012.

Novartis Collaboration

Novartis has the option to license our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintains at least 30% ownership of our common stock pursuant to our development, license and commercialization agreement with Novartis, which we refer to as the development and commercialization agreement. If Novartis licenses any of our drug candidates, Novartis is obligated to fund a portion of the development expenses that we incur in accordance with development plans agreed upon by us and Novartis. In October 2009, Novartis waived its option to license IDX184. As a result, we retain the worldwide rights to develop, manufacture, commercialize and license IDX184. We may seek a partner who will assist in the future development and commercialization of this drug candidate.

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we licensed our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds to GlaxoSmithKline, or GSK. This agreement, which we refer to as the ViiV license agreement, was assigned to ViiV which is an affiliate of GSK. The ViiV license agreement granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS. In February 2009, we also entered into a stock purchase agreement with GSK, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. In the three months ended March 31, 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Revenues for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$(1,636)	$2,321
Royalty revenue	1,213	1,024

	(423)	3,345
Other revenue:
Collaboration revenue	36,068	656

Total revenues	$35,645	$4,001

Collaboration revenue — related party consisted of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party was comprised of the following:

•	license and other fees received from Novartis for the license of our hepatitis B virus, or HBV, and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which are being recognized over the development period of our licensed drug candidates; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.

Collaboration revenue — related party was $(0.4) million in the three months ended March 31, 2012 compared to $3.3 million in the same period in 2011. The $3.7 million decrease was due to less revenue recognized in 2012 related to the impact of Novartis’ stock subscription rights. Under a stock purchase agreement that we entered into with Novartis in 2003, Novartis has the right to maintain its percentage ownership in Idenix by purchasing shares of our common stock when stock options are exercised under certain stock plans. As of March 31, 2012, the fair market value of our common stock that would be issuable to Novartis under this stock subscription right, less the exercise price that would be paid by Novartis impacted the condensed consolidated statements of operations as a reduction of the revenue associated with the Novartis collaboration. For the first quarter ended March 31, 2012, we recorded $1.2 million of revenue related to the Novartis collaboration and a charge against revenue of $1.6 million due to this stock subscription right resulting in net contra-revenue related to Novartis of $0.4 million as shown in the condensed consolidated statements of operations.

Collaboration revenue recognized under the ViiV license agreement was $36.1 million in the three months ended March 31, 2012 compared to $0.7 million in the same period in 2011. The ViiV license agreement was terminated on March 15, 2012 and as a result, during the three months ended March 31, 2012, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue.

Cost of Revenues

Cost of revenues were $1.2 million in the three months ended March 31, 2012 as compared to $0.5 million in the same period in 2011. The increase of $0.7 million is due to the recognition of deferred expenses related to the termination of the ViiV license agreement on March 15, 2012.

Research and Development Expenses

Research and development expenses were $18.6 million in the three months ended March 31, 2012 as compared to $8.1 million in the same period in 2011. The increase of $10.5 million was primarily due to $7.6 million of expenses related to our phase IIb clinical trial of IDX184 and our phase I clinical trial of IDX719 in 2012. Additionally, expenses increased $3.4 million related to preclinical costs of IDX19368. Also salaries and personnel related costs increased due to the absence of a $0.6 million adjustment that was recorded in 2011 related to the 2010 bonus liability. These amounts were offset by $1.2 million of expenses for a proof-of-concept study of IDX375 in 2011.

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

General and Administrative Expenses

General and administrative expenses were $4.8 million in the three months ended March 31, 2012 as compared to $3.9 million in the same period in 2011. The increase of $0.9 million was mainly due to $0.4 million of additional legal expenses and the absence of a $0.3 million adjustment that was recorded in 2011 related to the 2010 bonus liability.

We expect general and administrative expenses in 2012 to be consistent with the expenses incurred in 2011.

Other Income, Net

Other income, net was $0.3 million in the three months ended March 31, 2012 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2011.

Income Tax Expense

Income tax expense was less than $0.1 million in the three months ended March 31, 2012 which was substantially unchanged as compared to the same period in 2011.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from ViiV and GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010, April 2011 and November 2011;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. We received Novartis’ approval for the following offerings in 2011:

•	in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to a September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retains the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we will use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintains ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent is required for the selection and appointment of our chief financial officer so long as Novartis owns at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•	in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the Securities and Exchange Commission, or SEC, which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock.

We have incurred losses in each year since our inception and at March 31, 2012, we had an accumulated deficit of $664.3 million. In the three months ended March 31, 2012, we reported net income due to the recognition of $36.1 million of deferred revenue related to the termination of the ViiV license agreement. However, we expect to report a net loss for the year ending December 31, 2012 and for the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of IDX184. In October 2011, we filed a shelf registration statement with the SEC for an indeterminate amount of shares of common stock, up to the aggregate of $150.0 million, for future issuance. As of March 31, 2012, we had approximately $88.9 million remaining for issuance of common stock under this shelf registration. As previously noted, any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level.

We believe that our current cash, cash equivalents and the expected royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations through at least December 31, 2012. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

We had total cash and cash equivalents of $105.3 million and $118.3 million as of March 31, 2012 and December 31, 2011, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of March 31, 2012, all of our investments were in money market funds.

Net cash used in operating activities was $17.3 million and $14.8 million in the three months ended March 31, 2012 and 2011, respectively. The $2.5 million net change was due to $12.0 million higher operating expenses in 2012 offset by a $9.1 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was less than $0.1 million in the three months ended March 31, 2012 which was substantially unchanged as compared to the same period in 2011.

Net cash provided by financing activities was $4.1 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively. The increase of $4.0 million was primarily due to the exercise of stock options in 2012.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of March 31, 2012:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)
Operating leases	$5,729	$2,070	$2,315	$1,344	$—
Settlement payments and other agreements	1,805	1,253	457	95	—
Long-term obligations	7,379	—	27	2,000	5,352

Total contractual obligations	$14,913	$3,323	$2,799	$3,439	$5,352

Included in the table above is $7.9 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents.

In connection with our operating lease for office and laboratory space, we have a letter of credit with a commercial bank for $0.8 million which expires on December 31, 2013. In the first quarter of 2012, a $0.4 million letter of credit was cancelled due to the termination of an operating lease for office space in December 2011.

As of March 31, 2012, we had $2.9 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2012.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and other technologies. We made certain payments to the University of Cagliari under these arrangements based on the payment we received under the ViiV and GSK collaboration. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license transaction and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from Novartis or another collaborator.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV.

In March 2003, we entered into a final settlement agreement with Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. This agreement provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the development and commercialization agreement, Novartis will reimburse us for any such payment made to Sumitomo.

In December 2001, we retained the services of Clariant (subsequently acquired by Archimica Group), a provider of manufacturing services in the specialty chemicals industry, in the form of a multiproject development and supply agreement. Under the terms of the agreement with Clariant, we would, on an “as needed” basis, utilize the Clariant process development and manufacture services in the development of certain of our drug candidates, including telbivudine. After reviewing respective bids from both Novartis and Clariant, the joint manufacturing committee of Idenix and Novartis decided to proceed with Novartis as the primary manufacturer of telbivudine. In late 2007, we transferred full responsibility to Novartis for the development, commercialization and manufacturing of telbivudine. As a result, in January 2008, we exercised our right under the agreement with Clariant to terminate effective July 2008. In February 2008, Clariant asserted that they should have been able to participate in the manufacturing process for telbivudine as a non-primary supplier and as a result are due an unspecified amount. We do not agree with Clariant’s assertion and since no estimate of a potential loss can be made, we have not recorded a liability associated with this potential contingent matter. Clariant has not initiated legal proceedings and we feel the likelihood that Clariant will initiate legal proceedings is remote. If legal proceedings are initiated, we intend to vigorously defend against such lawsuit.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates may impact our financial position, operating results or cash flows. The primary objective of our investment activities is to preserve capital while maintaining liquidity until it is required to fund operations. To minimize risk, we maintain our operating cash in commercial bank accounts. We invest our cash in high quality financial instruments, primarily money market funds. Due to the nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

Our foreign currency transactions include agreements denominated, wholly or partly, in foreign currencies, including a subsidiary in France that is denominated in euros and royalties earned based on worldwide product sales of Sebivo® by Novartis. As a result of these foreign currency transactions, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 of this quarterly report for discussions of our legal proceedings.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2011, before deciding to invest in our securities.

Factors Related to Our Business

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational agents, which may delay or preclude their further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates, IDX184 and IDX320, were placed on clinical hold by the FDA following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses each year since our inception in May 1998. In the three months ended March 31, 2012, we reported net income due to the recognition of $36.1 million of deferred revenue related to the termination of the ViiV license agreement. However, we expect to report a net loss for the year ending December 31, 2012 and for the next several years as we continue to expand our drug discovery and development efforts. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis, and we receive royalty payments associated with sales of this product. There is risk in determining the potential future revenue associated with sales of this product or any other product that reaches commercialization. We will not be able to generate additional revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

Our cash and cash equivalents balance was $105.3 million at March 31, 2012. We believe that in addition to this balance the anticipated royalty payments associated with product sales of Tyzeka®/Sebivo® will be sufficient to sustain operations through at least December 31, 2012. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

We expect that we will incur significant costs to complete the clinical trials and other studies required to enable us to submit regulatory applications with the FDA and/or the European Medicines Agency, or EMA, for our drug candidates as we continue development of each of our drug candidates. The time and cost to complete clinical development of our drug candidates may vary as a result of a number of factors.

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Any financing requiring the issuance of additional shares of capital stock must first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock.

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

As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the full clinical hold on IDX184 was removed by the FDA and the program was placed on partial clinical hold. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we are able to continue the development of IDX184.

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

As of March 31, 2012, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HBV, we are aware of six other drug products, specifically, lamivudine, entecavir, adefovir dipivoxil, tenofovir, pegylated interferon and interferon alpha, which are approved by the FDA and commercially available in the United States or in foreign jurisdictions. Five of these products have preceded Tyzeka®/Sebivo® into the marketplace and have gained acceptance with physicians and patients. For the treatment of HCV, Peg-IFN/RBV, Incivek (telaprevir) and Victrelis (boceprevir) are approved by the FDA for commercial sale.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the therapeutic indications for which such products may be used. In addition, product liability claims may distract our management and key personnel from our core business, require us to spend significant time and money in litigation or require us to pay significant damages, which could prevent or interfere with commercialization efforts and could adversely affect our business. Claims of this nature would also adversely affect our reputation, which could damage our position in the marketplace.

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

Our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	difficulty in staffing and managing operations overseas;

•	unfavorable labor regulations applicable to our operations in France;

•	changes in foreign currency exchange rates; and

•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.

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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the full clinical hold on IDX184 was removed. The program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial in July 2011 of IDX184 in combination with Peg-IFN/RBV. In February 2012, the FDA removed the partial clinical hold on IDX184 and as a result we are able to continue the development of IDX184.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. Even if we successfully complete our clinical trials with respect to our drug candidates, we may not receive regulatory approval for such candidates.

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

If the results of our own or our partner’s ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of a partner to generate revenues from a particular drug candidate. For example, in 2010, we discontinued the clinical development of IDX320 as a result of the FDA placing a clinical hold on IDX184 and IDX320. The full clinical hold on IDX184 was subsequently removed by the FDA in February 2012. Also in February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or a partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or our partners successfully develop could be subject to post market surveillance and testing.

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

As of April 23, 2012, Novartis owned approximately 31% of our outstanding common stock. For so long as Novartis owns 19.4% of our voting stock, Novartis has the ability to delay or prevent a change in control of Idenix that may be favored by other stockholders and otherwise exercise substantial control over all corporate actions requiring stockholder approval including:

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

We currently depend on Novartis for a significant portion of our revenues, for the continuing commercialization of Tyzeka®/Sebivo® and for support in the development of drug candidates Novartis could license from us in the future. If our development and commercialization agreement with Novartis terminates, our business, in particular, the development of our drug candidates and the commercialization of any products that we successfully develop could be harmed.

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

Our drug development programs and potential commercialization of our drug candidates will require substantial additional funding. In addition to its license of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine, Novartis has the option under the development and commercialization agreement to license our other drug candidates, except for IDX184, as discussed in further detail below.

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

Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010 or November 2011. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 31% as of April 23, 2012.

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

Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third-parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The U.S. Congress passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain or maintain patent protection for future inventions in the United States.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of April 23, 2012, we had 108,330,081 shares of common stock issued and outstanding, together with outstanding options to purchase approximately 7,905,470 shares of common stock with a weighted average exercise price of $7.63 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued and sold the following shares of our common stock during the quarterly period ended March 31, 2012:

On February 24, 2012, we issued and sold 84,893 shares of our common stock to Novartis Pharma AG pursuant to the terms of our stockholders’ agreement at a weighted average per share price of $3.43, resulting in aggregate proceeds to us of $291,282.90.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 2, 2012	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2012	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

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