Form 10-Q
period 2012-06-30
IDENIX PHARMACEUTICALS INC
filed 2012-08-08
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 7, 2012, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 130,572,823 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012 and 2011	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2012 and 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Part II-Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Mine Safety Disclosures	50

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures	51

Exhibit Index	52

Exhibit 10.1: 2012 Stock Incentive Plan

Exhibit 10.2: Incentive Stock Option Agreement

Exhibit 10.3: Nonstatutory Stock Option Agreement

Exhibit 10.4: Termination and Revised Relationship Agreement, dated July 31, 2012, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,309	$118,271
Restricted cash	—	411
Receivables from related party	1,300	1,157
Other current assets	2,579	3,999

Total current assets	83,188	123,838
Intangible asset, net	8,140	8,708
Property and equipment, net	4,088	4,696
Restricted cash	750	750
Other assets	3,673	3,052

Total assets	$99,839	$141,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,512	$2,886
Accrued expenses	9,993	8,413
Deferred revenue	—	36,068
Deferred revenue, related party	2,772	2,897
Other current liabilities	536	261

Total current liabilities	15,813	50,525
Other long-term liabilities	10,204	10,640
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	21,947	24,382

Total liabilities	52,236	89,819
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2012 and December 31, 2011; 108,438,933 and 107,218,463 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	108	107
Additional paid-in capital	737,042	726,468
Accumulated other comprehensive income	113	365
Accumulated deficit	(689,660)	(675,715)

Total stockholders’ equity	47,603	51,225

Total liabilities and stockholders’ equity	$99,839	$141,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Revenues:
Collaboration revenue—related party	$1,438	$388
Other revenue	—	656

Total revenues	1,438	1,044
Operating expenses:
Cost of revenues	623	590
Research and development	20,542	10,257
General and administrative	5,861	4,480

Total operating expenses	27,026	15,327

Loss from operations	(25,588)	(14,283)
Other income, net	193	374

Loss before income taxes	(25,395)	(13,909)
Income tax expense	—	—

Net loss	$(25,395)	$(13,909)

Basic and diluted net loss per common share	$(0.23)	$(0.15)
Shares used in computing basic and diluted net loss per common share	108,372	92,737

Comprehensive loss:
Net loss	$(25,395)	$(13,909)
Changes in other comprehensive income:
Foreign currency translation adjustment	(460)	115

Comprehensive loss	$(25,855)	$(13,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Revenues:
Collaboration revenue—related party	$1,015	$3,733
Other revenue	36,068	1,312

Total revenues	37,083	5,045
Operating expenses:
Cost of revenues	1,793	1,136
Research and development	39,135	18,339
General and administrative	10,635	8,394

Total operating expenses	51,563	27,869

Loss from operations	(14,480)	(22,824)
Other income, net	536	680

Loss before income taxes	(13,944)	(22,144)
Income tax expense	(1)	(1)

Net loss	$(13,945)	$(22,145)

Basic and diluted net loss per common share	$(0.13)	$(0.27)
Shares used in computing basic and diluted net loss per common share	108,061	82,982

Comprehensive loss:
Net loss	$(13,945)	$(22,145)
Changes in other comprehensive income:
Foreign currency translation adjustment	(252)	393

Comprehensive loss	$(14,197)	$(21,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,945)	$(22,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,624	2,088
Share-based compensation expense	1,918	1,229
Revenue adjustment for contingently issuable shares	3,061	22
Other	(1)	160
Changes in operating assets and liabilities:
Receivables from related party	(143)	(329)
Other assets	680	(1,275)
Accounts payable	(373)	(176)
Accrued expenses and other current liabilities	1,906	(4,466)
Deferred revenue	(36,068)	(1,312)
Deferred revenue, related party	(1,562)	(1,562)
Other liabilities	(424)	(253)

Net cash used in operating activities	(43,327)	(28,019)

Cash flows from investing activities:
Purchases of property and equipment	(486)	(420)
Release of restricted cash	411	—

Net cash used in investing activities	(75)	(420)

Cash flows from financing activities:
Proceeds from exercise of common stock options	4,308	220
Proceeds from issuance of common stock to related party	291	5,056
Proceeds from issuance of common stock, net of offering costs	—	55,169

Net cash provided by financing activities	4,599	60,445
Effect of changes in exchange rates on cash and cash equivalents	(159)	232

Net increase (decrease) in cash and cash equivalents	(38,962)	32,238
Cash and cash equivalents at beginning of period	118,271	46,115

Cash and cash equivalents at end of period	$79,309	$78,353

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$4,058	$(32)

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

We entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the development and commercialization agreement. In July 2012, we and Novartis materially amended the collaboration and executed a termination and revised relationship agreement, which we refer to as the termination agreement. In May 2003, we also entered into the stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. In July 2012, we amended this agreement, which we refer to as the second amended and restated stockholders’ agreement. These agreements are described more fully in Note 4.

We have incurred losses in each year since our inception and at June 30, 2012, we had an accumulated deficit of $689.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In July 2012, we filed a universal, automatically effective, well-known seasoned issuer shelf registration statement with the Securities and Exchange Commission, or SEC, for the issuance, in one or more public offerings, of common stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. In August 2012, we issued approximately 25.3 million shares of our common stock under this new shelf registration and received $190.6 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Following the completion of our offering in August 2012, Novartis owned approximately 25% of our common stock. In accordance with the terms of the second amended and restated stockholders’ agreement, Novartis has the right to purchase from us up to 7.8 million shares of our common stock for 30 days following this offering in order to maintain its ownership level immediately prior to the offering, which was approximately 31%.

We believe that our current cash, cash equivalents and the net proceeds of $190.6 million from our underwritten offering will be sufficient to sustain operations through at least March 31, 2014. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. We are subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or results of our operations.

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

Collaboration Revenue—Related Party

Development and Commercialization Agreement

We entered into the development and commercialization agreement with Novartis which related to the worldwide development and commercialization of our drug candidates in May 2003. In July 2012, the development and commercialization agreement was materially amended and the termination agreement was entered into between us and Novartis. The termination agreement is described in detail in Note 4.

Under the development and commercialization agreement, we have received non-refundable license fees, milestones, collaborative research and development funding and royalty payments. This arrangement had several joint committees in which we and Novartis participated. We participated in these committees as a means to govern or protect our interests. The

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

committees spanned the period from early development of a drug candidate through commercialization of any drug candidate licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributed revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We did not attribute revenue to our involvement in the committees following the commercialization of the licensed products as we determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, was protective. Our determination was based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization was inconsequential.

We recognized non-refundable payments over the performance period of our continuing obligations. This period was estimated based on current judgments related to the product development timeline of our licensed drug candidates and was estimated to be through May 2021. This policy is described more fully in Note 4.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, as amended, or the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. This policy is described more fully in Note 4.

Royalty revenue consisted of revenue earned under the development and commercialization agreement with Novartis for sales of Tyzeka®/Sebivo®, which was recognized when reported from Novartis. Royalty revenue was equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varied based on the specified territory and the aggregate dollar amount of net sales.

Termination Agreement

In July 2012, we and Novartis materially amended the development and commercialization agreement that was established in May 2003, which is considered a material modification under ASU No. 2009-13. As of July 2012, we will recognize revenue related to the termination agreement with Novartis under ASU No. 2009-13 which: a) provides updated guidance on when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requires an entity to allocate arrangement considerations to each element based on a fair value hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available, or third-party evidence, or TPE, if available and VSOE is not available, or the best estimate of selling price, or BESP, if neither VSOE or TPE is available; and c) eliminates the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

We evaluate all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis. If the delivered elements have value to the licensee on a stand-alone basis, the deliverables are separated into units of accounting. If VSOE or TPE is not available to determine the fair value of a deliverable, we determine the BESP associated with the deliverable. The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on their relative fair values. Based on the value allocated to each unit of accounting within an arrangement, upfront fees and other guaranteed payments are allocated to each unit based on relative value. The appropriate revenue recognition method is applied to each unit and revenue is accordingly recognized as each unit is delivered.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

In February 2011, ViiV informed us that the Food and Drug Administration, or FDA, placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the six months ended June 30, 2012.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions. In the first quarter of 2012, a $0.4 million letter of credit was cancelled and released due to the termination of an operating lease in December 2011.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2012 and December 31, 2011, we had $54.7 million and $102.6 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at June 30, 2012 or at December 31, 2011. There were no gross unrealized gains or losses for the three and six months ended June 30, 2012 or 2011.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(25,395)	$(13,909)	$(13,945)	$(22,145)
Basic and diluted weighted average number of common shares outstanding	108,372	92,737	108,061	82,982
Basic and diluted net loss per common share	$(0.23)	$(0.15)	$(0.13)	$(0.27)

The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended
	June 30,
	2012	2011
	(In Thousands)
Options	7,874	7,935
Contingently issuable shares to related party	2,138	1,759

	10,012	9,694

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

4. NOVARTIS RELATIONSHIP

Collaboration with Novartis

We entered into the development and commercialization agreement with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003. In July 2012, we and Novartis materially amended the collaboration and executed the termination agreement.

The collaboration entered into in May 2003 included the following agreements and transactions:

•	the development and commercialization agreement, under which we collaborated with Novartis to develop, manufacture and commercialize drug candidates which Novartis licensed from us;

•

the manufacturing and supply agreement, under which Novartis manufactured for us the active pharmaceutical ingredient for the clinical development and, under certain circumstances, commercial supply of drug candidates Novartis licensed from us and for the finishing and packaging of licensed products;

•

the stock purchase agreement, under which Novartis purchased approximately 54% of our then outstanding capital stock from certain stockholders for $255.0 million in cash, with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieved predetermined milestones with respect to the development of specific HCV drug candidates, including valopicitabine, which we ceased developing in July 2007;

•

the stockholders’ agreement, which was subsequently amended and restated in July 2004 and amended in April 2011, which provided Novartis with, among other things, registration rights, certain corporate governance rights including board representation and participation rights in future issuances of our securities; and

•

a letter agreement, which was subsequently amended in January 2009 and April 2011. We refer to the letter agreement, as amended, as the letter agreement. The letter agreement provided Novartis with rights regarding the appointment and removal of our chief financial officer and other matters.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

On July 31, 2012, we entered into the termination agreement and second amended and restated stockholders’ agreement with Novartis, whereby we materially amended the collaboration previously entered into in May 2003 as described below.

Termination Agreement

Termination of Novartis’ Option to License our Development Stage Drug Candidates

Under the development and commercialization agreement, Novartis had an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintained at least 30% ownership of our voting stock. If Novartis licensed a drug candidate, it was obligated to fund a portion of the development expenses that we incurred in accordance with development plans agreed upon by the parties. Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to market and sell drug candidates that Novartis chose to license from us. The commercialization rights under the development and commercialization agreement also included our right to co-promote and co-market all licensed products in the United States, United Kingdom, France, Germany, Italy and Spain. In other countries, we would receive a royalty payment from Novartis based on net product sales.

Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to develop, market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine. Under this agreement, we have received $117.2 million of non-refundable payments from Novartis related to these drug candidates that have been recorded as deferred revenue. The $117.2 million of deferred payments were being recognized over the development period of the licensed drug candidates, which represented the period of our continuing obligations, in accordance with revenue recognition guidance that was applicable at the time the collaboration was entered into. We estimated this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. Significant judgments and estimates are involved in determining the estimated development period and different assumptions could yield materially different results. Related to the deferred revenue, we recognized $0.8 million as revenue during each of the three months ended June 30, 2012 and 2011 and we recognized $1.6 million as revenue during each of the six months ended June 30, 2012 and 2011. These amounts were impacted by Novartis’ stock subscription rights described below.

Pursuant to the termination agreement, Novartis’ option right to license our current and future development-stage drug candidates in any therapeutic area has terminated. In exchange, we have agreed to pay Novartis a royalty based on worldwide product sales of our HCV drug products, unless such drug products are prescribed in combination with Novartis’ HCV drug products. The royalty percentage will vary based on our commercialized HCV drug product, but range from the high single digits to the low double digit percentages. Royalties are payable until the later to occur of: a) expiration of the last-to-expire of specified patent rights in a country; or b) ten years after the first commercial sale of a product in such country, provided that if royalties are payable on a product after the expiration of the patent rights in a country, each of the respective royalty rates for such product in such country would be reduced by one-half.

Novartis’ Non-Exclusive License to Conduct Combination Trials

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Under certain circumstances Novartis may conduct a dose ranging study with respect to our HCV drug candidates. With respect to any combination trial, certain criteria must first be met prior to the commencement of such combination clinical trial, including, but not limited to: a) the Novartis HCV drug candidate at issue cannot be subject to any clinical hold imposed by a regulatory authority; and b) a drug-drug interaction study between the Novartis HCV drug candidate and our HCV drug candidate must be conducted by either Novartis or us. If the parties cannot agree to the initiation of a combination trial, an independent data safety monitoring board will determine whether or not the combination trial should be initiated based on the safety profile of each HCV drug candidate. We have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any then existing combination study commenced prior to such expiration date may continue after the expiration date.

Product Sales of Tyzeka®/Sebivo® for the Treatment of the Hepatitis B Virus

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

In 2003 under the development and commercialization agreement, Novartis licensed telbivudine (Tyzeka®/Sebivo®) from us for the treatment of the hepatitis B virus, or HBV. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

We recognized $1.3 million and $1.2 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended June 30, 2012 and 2011, respectively, and we recognized $2.5 million and $2.2 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the six months ended June 30, 2012 and 2011, respectively. The receivables from related party balances of $1.3 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively, consisted of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.

Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is committed to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. Idenix will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®.

Termination or Breach by Either Party

If either we or Novartis materially breaches the termination agreement and does not cure such breach within 30 days, the non-breaching party may terminate this agreement in its entirety. Either party may also terminate this agreement, effective immediately, if the other party files for bankruptcy, is dissolved, or has a receiver appointed for substantially all of its property. Novartis may also terminate this agreement for convenience. If Novartis terminates this agreement either because of a material breach by us that has not been cured or because we have filed for bankruptcy, Novartis may, at its election, retain the licenses granted to it by us under the termination agreement to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates and we would remain obligated to make royalty payments to Novartis on sales of our HCV drug products. If we terminate this agreement either because of a material breach by Novartis that has not been cured or because Novartis has filed for bankruptcy, or if Novartis terminates this agreement for convenience, the licenses granted to Novartis to conduct combination trials terminate and we would remain obligated to make royalty payments to Novartis on sales of our HCV drug products.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our development, manufacture and commercialization of our HCV products. We have also agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, the development and commercialization agreement and the stock purchase agreement. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our drug candidates for the treatment of HBV and HCV, including representations regarding ownership of related inventions and discoveries. In the event of a breach of any such representation or warranty by us, Novartis has the right to seek indemnification from us and, under certain circumstances, our stockholders who sold shares to Novartis in 2003, which includes certain of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we and our stockholders could be liable to Novartis could be substantial.

Future Agreements and Possible Competition with Novartis

Following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Any future arrangement may set forth any co-promotion and co-marketing rights we may retain and any net benefit to us and Novartis attributable to such rights. Neither party is obligated to negotiate for a period longer than 180 days. Under the termination agreement, Novartis has a non-exclusive license to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates after certain criteria have been met. If Novartis obtains regulatory approval to co-label a Novartis HCV drug product with one or more of our HCV drug products, Novartis could market and sell a combination that may compete with our drug candidates and/or combination products that we market and sell in the future.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Stock Purchase Agreement

In May 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders. In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into the stockholders’ agreement which was amended and restated in 2004 and amended in April 2011 in connection with an underwritten offering of our common stock. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. These contingent payments were not terminated in July 2012.

Second Amended and Restated Stockholders’ Agreement

On July 31, 2012, we, Novartis and certain other stockholders entered into a second amended and restated stockholders’ agreement which includes the terms as described below.

Novartis’ Registration Rights

Under the second amended and restated stockholders’ agreement, Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates.

Corporate Governance Rights

Under the stockholders’ agreement, we had agreed to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates owned at least 30% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates owned at least 19.4% of our voting stock. Furthermore, Novartis had approval rights over a number of corporate actions that we or our subsidiaries may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions, as long as Novartis and its affiliates continued to own at least 19.4% of our voting stock. Under the second amended and restated stockholders’ agreement executed in July 2012, we have agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock. Novartis maintains its rights to appoint a non-voting observer to any committee of our board of directors. All other corporate governance rights, including the letter agreement, were terminated pursuant to the second amended and restated stockholders’ agreement.

Novartis’ Stock Subscription Rights

Under the stockholders’ agreement, Novartis had the right to purchase, at par value of $0.001 per share, such number of shares as was required to maintain its percentage ownership of our voting stock if we issued shares of capital stock in connection with the acquisition or in-licensing of technology through the issuance of up to 5% of our stock in any 24-month period. These purchase rights have been terminated under the second amended and restated stockholders’ agreement.

In addition to the right to purchase shares of our stock at par value as described above under the stockholders’ agreement, if we issued any shares of capital stock, other than in certain situations, Novartis had the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Under the second amended and restated stockholders’ agreement, if we issue any shares of our capital stock, other than in limited situations, Novartis continues to have the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock.

Upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, is recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount is attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. Novartis will retain these rights under the second amended and restated stockholders’ agreement that was executed in July 2012.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

As of June 30, 2012, the aggregate impact of Novartis’ stock subscription rights has reduced the non-refundable payments by $26.9 million, which has been recorded as additional paid-in capital. Of this amount, $6.6 million has been recorded as a reduction of deferred revenue with the remaining amount of $20.3 million recorded as a reduction of license fee revenue. For the three months ended June 30, 2012, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $0.7 million, reduced deferred revenue by $0.1 million and reduced license fee revenue by $0.6 million. For the three months ended June 30, 2011, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $2.2 million, decreased deferred revenue by $0.7 million and decreased license fee revenue by $1.5 million. For the six months ended June 30, 2012, the impact of Novartis’ stock subscription rights has increased additional paid-in capital by $4.0 million, reduced deferred revenue by $1.0 million and reduced license fee revenue by $3.0 million. For the six months ended June 30, 2011, there was no cumulative significant impact of Novartis’ stock subscription rights to additional paid-in capital, deferred revenue or license fee revenue as the value of Novartis’ stock subscription rights at June 30, 2011 was comparable with the value at December 31, 2010.

Prior to July 2012, any financing requiring the issuance of additional shares of capital stock had to first be approved by Novartis so long as Novartis owned at least 19.4% of our voting stock. This right was terminated in July 2012 under the second amended and restated stockholders’ agreement with Novartis and therefore Novartis’ approval was not required for the underwritten offering in August 2012. We received Novartis’ approval for the following offerings in 2011:

•

in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to a September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retained the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we would use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent was required for the selection and appointment of our chief financial officer so long as Novartis owned at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•

in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the SEC which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering.

5. VIIV HEALTHCARE COMPANY AND GLAXOSMITHKLINE COLLABORATION

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the six months ended June 30, 2012.

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

The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In Thousands)
Beginning balance	$8,708	$9,843
Amortization expense	(568)	(1,135)

Ending balance	$8,140	$8,708

As of June 30, 2012 and December 31, 2011, accumulated amortization was $6.9 million and $6.3 million, respectively.

Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. As a result, we expect to record an impairment charge of $8.1 million during the three month period ending September 30, 2012 as the carrying value of the intangible asset will no longer be recoverable.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Research and development contract costs	$3,898	$2,425
Payroll and benefits	2,627	3,267
Professional fees	1,347	592
Short-term portion of accrued settlement payment	929	874
Other	1,192	1,255

	$9,993	$8,413

8. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Research and development	$484	$280	$783	$551
General and administrative	703	352	1,135	678

Total share-based compensation expense	$1,187	$632	$1,918	$1,229

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average fair value of options	$5.92	$2.84	$7.54	$2.14
Risk-free interest rate	0.73%	1.66%	0.87%	2.09%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.32	5.20	5.32	5.20
Expected volatility	81.4%	74.4%	79.3%	75.0%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

On March 1, 2012, our board of directors adopted and on June 7, 2012, our stockholders approved the 2012 stock incentive plan, or 2012 plan. The 2012 plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock awards and restricted stock unit awards, or awards. Up to 10.0 million shares of our common stock may be issued pursuant to awards granted under the 2012 plan, plus an additional amount up to 0.5 million shares of our common stock previously authorized for issuance under our 2005 stock incentive plan, or 2005 plan. The 2012 plan replaced our 2005 plan and we will not make new grants under the 2005 plan although all outstanding options granted through June 7, 2012 under the 2005 plan will remain in effect.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2011	7,578,612	$6.25
Granted	1,605,325	$11.71
Cancelled	(174,495)	$9.84
Exercised	(1,135,577)	$3.79

Options outstanding at June 30, 2012	7,873,865	$7.64

Options exercisable at June 30, 2012	5,228,456	$7.51

We had an aggregate of $13.6 million of share-based compensation expense as of June 30, 2012 remaining to be amortized over a weighted average expected term of 2.84 years.

9. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2012.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and HIV technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received under the ViiV and GSK collaboration. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from a collaborator.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheet as of June 30, 2012 was a $7.9 million liability related to this settlement agreement. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®.

Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. In June 2012, the License Commission granted an extension of the July 2010 variance until the end of our lease term, which is December 2013. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; or b) a future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly. No estimate of a potential loss can be made and therefore we have not recorded a liability associated with this potential contingent matter.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, development and commercialization agreement and a stock purchase agreement entered into with Novartis in 2003. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries. If one or more of these representations or warranties were subsequently determined not to be true at the time they were made to Novartis, we would be in breach of one or both of these agreements. In the event of such a breach, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis in 2003, which include some of our directors and officers, for damages suffered by Novartis as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as Tyzeka®/Sebivo®:

Indication	Product/Drug Candidates/Programs	Description
HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In July of 2011, we initiated the phase IIb clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients under partial clinical hold, which is described in more detail below. In January 2012, we reported an interim analysis of the first 31 patients following 28 days of treatment which demonstrated that the side effect profile of IDX184 with pegylated interferon and ribavirin, or Peg-IFN/RBV, was consistent with that seen with Peg-IFN/RBV alone. At 12 weeks, the complete early virologic response (cEVR < 25 IU/mL) was 93% for the 100 mg IDX184 arm (n=15) and 81% for the 50 mg IDX184 arm (n=16) of the study (intent-to-treat analysis). We provided an interim analysis of the first 31 patients following 28 days of treatment to the U.S. Food and Drug Administration, or FDA, and the partial clinical hold was removed in February 2012. As a result of the removal, we can evaluate IDX184 in future interferon-free combination regimens with other DAAs. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria. In May 2012, we completed enrollment of the second cohort of 36 patients. Of the first cohort of 31 patients enrolled in the study, those who achieved an extended rapid virologic response, or eRVR, (n=18), defined as having undetectable levels of virus at four weeks and 12 weeks, were randomized to stop treatment after either 12 weeks (n=9) or 36 weeks (n=9) of Peg-IFN/RBV. Of the nine patients who completed their 12-week Peg-IFN/RBV extended treatment phase, 100% of patients (4/4) in the 100 mg arm and 80% of patients (4/5) in the 50 mg arm achieved a sustained virologic response four weeks after the completion of treatment (SVR4). An independent data safety monitoring board recently reviewed the safety data for this study and confirmed that IDX184 with Peg-IFN/RBV continues to have a side effect profile similar to that of Peg-IFN/RBV alone.

Nucleoside/Nucleotide Polymerase Inhibitors (IDX19368)	In July 2012, we submitted an investigational new drug application, or IND, for IDX19368, our lead candidate for our next generation nucleotide polymerase inhibitor program. The IND is currently under the standard FDA review. We expect to initiate clinical trials in the third quarter of 2012. We are also evaluating other nucleotide prodrugs in preclinical testing.

NS5A Inhibitors (IDX719)

In January 2012, we initiated a phase I clinical study of IDX719. The first part of the study evaluated the safety, pharmacokinetics and food effect of IDX719 in 48 healthy volunteers at single doses ranging from 5 to 100 mg. Eight healthy volunteers received 100 mg of IDX719 daily for seven days. All doses were well tolerated and pharmacokinetic data supports once-daily dosing in future studies. In the second quarter of 2012, we completed the second part of the phase I study, single-ascending doses of IDX719 in HCV genotype 1, 2 and 3-infected patients. IDX719 was well tolerated and demonstrated potent pan-genotypic antiviral activity with more than 3.0 log10 viral load reductions achieved in the 100 mg dose group.

In June 2012, we also completed a three-day proof-of-concept study designed to evaluate 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. HCV genotype 1 patients were randomized to receive placebo, 25 mg QD (once-daily), 50 mg QD, 50 mg BID (twice-daily) or 100 mg QD for three days. HCV genotype 2, 3 and 4 patients were randomized to receive placebo, 50 mg BID or 100 mg QD for three days. IDX719 was well tolerated with no treatment emergent serious adverse events reported. Treatment with IDX719 exhibited potent pan-genotypic activity across genotypes:

•        in genotype 1 patients (n=28), mean maximal viral load reductions were 3.2 log10 IU/mL in the 25 mg QD arm, 3.7 log10 IU/mL in the 50 mg QD arm, 3.2 log10 IU/mL in the 50 mg BID arm and 3.5 log10 IU/mL in the 100 mg QD arm;

•        in genotype 2 patients (n=8), the mean maximal viral load reduction was 2.0 log10 IU/mL in both the 50 mg BID and 100 mg QD dose arms with a greater variability in responses among these patients (range: 0.3 – 4.1 log10 IU/mL). We are currently conducting pharmacokinetic and sequencing analyses to further characterize these results;

•        in genotype 3 patients (n=8), mean maximal viral load reductions were 3.3 log10 IU/mL in the 50 mg BID arm and 3.4 log10 IU/mL in the 100 mg QD arm; and

•        in genotype 4 patients (n=7), mean maximal viral load reductions were 3.9 log10 IU/mL in the 50 mg BID dose arm and 3.4 log10 IU/mL in the 100 mg QD dose arm.

In July 2012, the FDA granted Fast Track designation for IDX719. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which would reduce the length of the standard FDA review period.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis Pharma AG, or Novartis, had worldwide development, commercialization and manufacturing rights and obligations related to telbivudine (Tyzeka®/Sebivo®). We received royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo® prior to July 2012. Refer to the Novartis Collaboration heading below for details on the restructuring of the collaboration and the Tyzeka®/Sebivo® royalties.

In September 2010, the FDA placed two of our HCV drug candidates, IDX184 and IDX320, on clinical hold. The hold was imposed following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in 20 healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. In February 2012, the FDA removed the partial clinical hold on IDX184. As a result of the removal of the partial clinical hold, we can evaluate IDX184 in future interferon-free combination regimens with other DAAs.

All of our drug candidates are currently in preclinical or clinical development. To commercialize any of our drug candidates, we will be required to obtain marketing authorization approvals after successfully completing preclinical studies and clinical trials of such drug candidates. Our current estimates for additional research and development expenses are subject to risks and uncertainties associated with research, development, clinical trials and the FDA and foreign regulatory review and approval processes. The time and cost to complete development of our drug candidates may vary significantly and depends upon a number of factors, including the requirements mandated by the FDA and other regulatory agencies, the success of our clinical trials, the availability of financial resources, and our future collaborations, if any.

We have incurred significant losses each year since our inception in May 1998 and at June 30, 2012, we had an accumulated deficit of $689.7 million. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional losses for the foreseeable future. We believe that our current cash, cash equivalents and the net proceeds of $190.6 million from our underwritten offering in August 2012 will be sufficient to sustain operations through at least March 31, 2014.

Novartis Collaboration

We entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the development and commercialization agreement. In July 2012, we and Novartis materially amended the collaboration and executed a termination and revised relationship agreement, which we refer to as the termination agreement.

Under the development and commercialization agreement, Novartis had an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintained at least 30% ownership of our voting stock. Pursuant to the termination agreement executed in July 2012, Novartis’ option right to license our current and future development-stage drug candidates in any therapeutic area has terminated. In exchange, we have agreed to pay Novartis a royalty based on worldwide product sales of our HCV drug products, unless such drug products are prescribed in combination with Novartis’ HCV drug products. The royalty percentage will vary based on our commercialized HCV drug product and range from the high single digits to the low double digit percentages. Royalties are payable until the later to occur of: a) expiration of the last-to-expire of specified patent rights in a country; or b) ten years after the first commercial sale of a product in such country, provided that if royalties are payable on a product after the expiration of the patent rights in a country, each of the respective royalty rates for such product in such country would be reduced by one-half.

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Under certain circumstances Novartis may conduct a dose ranging study with respect to our HCV drug candidates. With respect to any combination trial, certain criteria must first be met prior to the commencement of such combination clinical trial. If the parties cannot agree to the initiation of a combination trial, an independent data safety monitoring board will determine whether or not the combination trial should be initiated based on the safety profile of each HCV drug candidate. We have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any then existing combination study commenced prior to such expiration date may continue after the expiration date.

Following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Any future arrangement may set forth any co-promotion and co-marketing rights we may retain and any net benefit to us and Novartis attributable to such rights. Neither party is obligated to negotiate for a period longer than 180 days. Under the termination agreement, Novartis has a non-exclusive license to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates after certain criteria have been met. If Novartis obtains regulatory approval to co-label a Novartis HCV drug product with one or more of our HCV drug products, Novartis could market and sell a combination that may compete with our drug candidates and/or combination products that we market and sell in the future.

In 2003 under the development and commercialization agreement, Novartis licensed telbivudine (Tyzeka®/Sebivo®) from us for the treatment of the hepatitis B virus, or HBV. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®. Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product, sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is committed to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®.

On July 31, 2012, we, Novartis and certain other stockholders entered into a second amended and restated stockholders’ agreement, which we refer to as the second amended and restated stockholder’s agreement. Under the second amended and restated stockholders’ agreement, Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates. Under the second amended and restated stockholders’ agreement, we have agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the six months ended June 30, 2012.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

Revenues for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$138	$(782)
Royalty revenue	1,300	1,170

	1,438	388

Other revenue:
Collaboration revenue	—	656

Total revenues	$1,438	$1,044

Collaboration revenue — related party consisted of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party was comprised of the following:

•

license and other fees received from Novartis for the license of our HBV and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which were being recognized over the development period of our licensed drug candidates; and

•	royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis.

Collaboration revenue — related party was $1.4 million in the three months ended June 30, 2012 as compared to $0.4 million in the same period in 2011. The $1.0 million increase was due to additional revenue recognized in 2012 related to the impact of Novartis’ stock subscription rights. Under the stockholders’ agreement and the second amended and restated stockholders’ agreement, Novartis has the right to maintain its percentage ownership in Idenix by purchasing shares of our common stock when stock options are exercised under certain stock plans. As of June 30, 2012 and 2011, the cumulative effect of the fair market value of our common stock that would be issuable to Novartis under this stock subscription right, less the exercise price that would be paid by Novartis, impacted the condensed consolidated statements of operations as a reduction of the revenue associated with the Novartis collaboration. For the three months ended June 30, 2012, we recorded $0.8 million of revenue related to the Novartis collaboration and a charge against revenue of $0.7 million due to this stock subscription right.

There was no collaboration revenue recognized under the ViiV license agreement in the three months ended June 30, 2012 as compared to $0.7 million in the same period in 2011. As discussed above, the ViiV license agreement was terminated on March 15, 2012 and therefore no additional revenue will be recognized in 2012.

Cost of Revenues

Cost of revenues were $0.6 million in the three months ended June 30, 2012 which was unchanged as compared to the same period in 2011.

Research and Development Expenses

Research and development expenses were $20.5 million in the three months ended June 30, 2012 as compared to $10.3 million in the same period in 2011. The increase of $10.2 million was primarily due to $7.4 million of expenses related to our phase IIb clinical trial of IDX184 and our clinical trials of IDX719 in 2012. Additionally, expenses increased $2.7 million related to preclinical costs of IDX19368.

General and Administrative Expenses

General and administrative expenses were $5.9 million in the three months ended June 30, 2012 as compared to $4.5 million in the same period in 2011. The increase of $1.4 million was mainly due to additional professional and legal expenses.

Other Income, Net

Other income, net was $0.2 million in the three months ended June 30, 2012 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2011.

Income Tax Expense

There was no income tax expense in the three months ended June 30, 2012 which was unchanged as compared to the same period in 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

Revenues for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$(1,499)	$1,540
Royalty revenue	2,514	2,193

	1,015	3,733

Other revenue:
Collaboration revenue	36,068	1,312

Total revenues	$37,083	$5,045

Collaboration revenue — related party was $1.0 million in the six months ended June 30, 2012 as compared to $3.7 million in the same period in 2011. The $2.7 million decrease was due to less revenue recognized in 2012 related to the impact of Novartis’ stock subscription rights. Under the stockholders’ agreement and the second amended and restated stockholders’ agreement, Novartis has the right to maintain its percentage ownership in Idenix by purchasing shares of our common stock when stock options are exercised under certain stock plans. As of June 30, 2012, the cumulative effect of the fair market value of our common stock that would be issuable to Novartis under this stock subscription right, less the exercise price that would be paid by Novartis, impacted the condensed consolidated statements of operations as a reduction of the revenue associated with the Novartis collaboration. For the six months ended June 30, 2012, we recorded $1.6 million of revenue related to the Novartis collaboration and a charge against revenue of $3.1 million due to this stock subscription right resulting in net contra-revenue related to Novartis of $1.5 million license fee revenue as shown in the table above.

Collaboration revenue recognized under the ViiV license agreement was $36.1 million in the six months ended June 30, 2012 as compared to $1.3 million in the same period in 2011. The ViiV license agreement was terminated on March 15, 2012 and as a result we recognized the deferred revenue balance of $36.1 million as other collaboration revenue in the first quarter of 2012.

As a result of entering into the termination agreement and the second amended and restated stockholders’ agreements in July 2012, we expect the amount of license fee revenue recognized and included in the condensed consolidated statements of operations to be impacted. Additionally, we will no longer receive royalty or milestone payments from Novartis based upon product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV.

Cost of Revenues

Cost of revenues were $1.8 million in the six months ended June 30, 2012 as compared to $1.1 million in the same period in 2011. The increase of $0.7 million is due to the recognition of deferred expenses related to the termination of the ViiV license agreement on March 15, 2012.

Research and Development Expenses

Research and development expenses were $39.1 million in the six months ended June 30, 2012 as compared to $18.3 million in the same period in 2011. The increase of $20.8 million was primarily due to $14.8 million of expenses related to our phase IIb clinical trial of IDX184 and our clinical trials of IDX719 in 2012. Additionally, expenses increased $6.1 million related to preclinical costs of IDX19368. Salaries and personnel related costs also increased due to the absence of a $0.6 million adjustment that was recorded in 2011 related to the 2010 bonus liability. These amounts were offset by $1.5 million of expenses for a proof-of-concept study of IDX375 in 2011.

We expect our research and development expenses for 2012 to be higher than the amount incurred in 2011 mainly due to the continued development of IDX184 and IDX719 and to the advancement of our other HCV drug candidates into clinical testing in 2012. We may seek a partner that will assist in the further development and commercialization of our drug candidates, which would reduce future costs.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $10.6 million in the six months ended June 30, 2012 as compared to $8.4 million in the same period in 2011. The increase of $2.2 million was mainly due to $1.9 million of additional legal expenses and the absence of a $0.3 million adjustment that was recorded in 2011 related to the 2010 bonus liability.

We expect our general and administrative expenses in 2012 to be slightly higher than those incurred in 2011 due to expected higher legal costs.

Other Income, Net

Other income, net was $0.5 million in the six months ended June 30, 2012 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2011.

Income Tax Expense

Income tax expense was less than $0.1 million in the six months ended June 30, 2012 which was substantially unchanged as compared to the same period in 2011.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis;

•	license, milestone and stock purchase payments from ViiV and GSK;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo®, valtorcitabine and valopicitabine;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010, April 2011, November 2011 and August 2012;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

Prior to July 2012, any financing requiring the issuance of additional shares of capital stock had to first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. This right was terminated in July 2012 under the second amended and restated stockholders’ agreement with Novartis and therefore Novartis’ approval was not required for the underwritten offering in August 2012. We received Novartis’ approval for the following offerings in 2011:

•

in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to a September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retained the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we would use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent was required for the selection and appointment of our chief financial officer so long as Novartis owned at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•

in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the Securities and Exchange Commission, or SEC, which will allow us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering.

We have incurred losses in each year since our inception and at June 30, 2012, we had an accumulated deficit of $689.7 million. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In July 2012, we filed a universal, automatically effective, well-known seasoned issuer shelf registration statement with the SEC for the issuance, in one or more public offerings, of common stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. In August 2012, we issued approximately 25.3 million shares of our common stock under this new shelf registration and received $190.6 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level.

We believe that our current cash, cash equivalents and the net proceeds of $190.6 from our underwritten offering will be sufficient to sustain operations through at least March 31, 2014. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

We had total cash and cash equivalents of $79.3 million and $118.3 million as of June 30, 2012 and December 31, 2011, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of June 30, 2012, all of our investments were in money market funds.

Net cash used in operating activities was $43.3 million and $28.0 million in the six months ended June 30, 2012 and 2011, respectively. The $15.3 million net change was primarily due to $23.7 million higher operating expenses in 2012 offset by a $6.2 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was $0.1 million and $0.4 million in the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in 2012 is due to the cancellation and release of a $0.4 million letter of credit related to the termination of an operating lease in December 2011.

Net cash provided by financing activities was $4.6 million and $60.4 million in the six months ended June 30, 2012 and 2011, respectively. The decrease of $55.8 million was primarily due to the receipt of proceeds of $60.2 million related to an underwritten offering and a private placement in April 2011. Partially offsetting this decrease was an increase in proceeds from the exercise of stock options of $4.1 million in 2012 compared to 2011.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations	(In Thousands)
Operating leases	$5,035	$2,029	$1,898	$1,108	$—
Settlement payments and other agreements	1,729	1,235	456	38	—
Long-term obligations	7,387	—	—	2,000	5,387

Total contractual obligations	$14,151	$3,264	$2,354	$3,146	$5,387

Included in the table above is $7.9 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®.

In connection with our operating lease for office and laboratory space, we have a letter of credit with a commercial bank for $0.8 million which expires on December 31, 2013.

As of June 30, 2012, we had $2.7 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2012.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and other technologies. We made certain payments to the University of Cagliari under these arrangements based on the payments we received under the ViiV and GSK collaboration. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license transaction and therefore do not expect to make future payments to the University of Cagliari for the patent and patent applications related to ‘761. We are also liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from a collaborator.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®.

In March 2003, we entered into a final settlement agreement with Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. This agreement provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the termination agreement, Novartis will reimburse us for any such payment made to Sumitomo.

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

Foreign Currency Exchange Rate Risk

Our foreign currency transactions include a subsidiary in France that is denominated in euros. As a result of these foreign currency transactions, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments to reduce the risk of fluctuations in currency exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates for the treatment of HCV, IDX184 and IDX320, were placed on clinical hold by the FDA following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses each year since our inception in May 1998. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. Telbivudine (Tyzeka®/Sebivo®), our only product to reach commercialization, is marketed by Novartis and we received royalty payments associated with sales of this product prior to July 2012. As of July 2012, under the termination agreement entered into with Novartis, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. We will not be able to generate revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

We believe our cash and cash equivalents balance at June 30, 2012 together with the net proceeds of $190.6 million from our August 2012 offering will be sufficient to sustain operations through at least March 31, 2014. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

Our need for additional funding will depend in part on whether we enter into development and commercialization agreements with third-parties and receive related license fees, milestone payments and development expense reimbursement payments thereunder with respect to our drug candidates.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings and collaborative, strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In July 2012, we filed a universal, automatically effective, well-known seasoned issuer shelf registration with the SEC for the issuance, in one or more public offerings, of common stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering.

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

Drug candidates we discover, license or acquire, including IDX184, IDX719 and IDX19368, will require additional and likely substantial development, including formulation optimization, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities.

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

As of June 30, 2012, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HCV, Peg-IFN/RBV, Incivek (telaprevir) and Victrelis (boceprevir) are approved by the FDA for commercial sale. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using one of these approved drugs and future approved combinations of DAAs, may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive.

We believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HCV. Our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any of our products. Additionally, products that our competitors successfully develop for the treatment of HCV may be marketed prior to any HCV product we or our collaboration partners successfully develop. Many of our competitors have:

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

Under the termination agreement, Novartis has a non-exclusive license for a period of seven years from July 2012 to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates after each drug candidate has completed a dose-ranging study. If Novartis obtains regulatory approval to co-label a Novartis HCV drug with one or more of our HCV drugs, Novartis could market and sell a combination that may compete with our drug candidates and/or combination products that we market and sell in the future. In addition, Novartis may market, sell, promote or license other competitive products. Novartis has significantly greater financial, technical and human resources than we have, is better equipped to discover, develop, manufacture and commercialize products, and has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. In the event that Novartis competes with us, our business could be materially and adversely affected.

Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of vaccines for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical.

With respect to drug candidates, if any, that we may successfully develop and obtain approval to commercialize, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products or obtain more effective patent protection than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could adversely affect our competitive position and business.

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

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by F. Hoffman-LaRoche & Co., Gilead Sciences, Inc. and Bristol-Myers Squibb Company, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can invest in their HCV development pipelines.

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

For Tyzeka®/Sebivo®, product liability claims could be made against us based on the use of our product prior to October 1, 2007, at which time we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to Tyzeka®/Sebivo®. For Tyzeka®/Sebivo® and our drug candidates, product liability claims could be made against us based on the use of our drug candidates in clinical trials we conducted prior to 2007. We have obtained product liability insurance for Tyzeka®/Sebivo® and maintain clinical trial insurance for our drug candidates in development. Such insurance may not provide adequate coverage against potential liabilities. In addition, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain or increase current amounts of product liability and clinical trial insurance coverage, obtain product liability insurance for other products, if any, that we seek to commercialize, obtain additional clinical trial insurance or obtain sufficient insurance at a reasonable cost. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products or conduct the clinical trials necessary to develop our drug candidates. A successful product liability claim brought against us in excess of our insurance coverage may require us to pay substantial amounts in damages. This could adversely affect our cash position and results of operations.

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

Prior to our July 2012 termination agreement with Novartis, one of these estimates was our estimate of the development period over which we amortized non-refundable payments from Novartis, which we reviewed on a quarterly basis. We estimated this period to be through May 2021 based on current judgments related to the product development timeline of our licensed drug candidates. When the estimated development period changed, we adjusted periodic revenue that was being recognized and recorded the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations were completed. Significant judgments and estimates were involved in determining the estimated development period and different assumptions could yield materially different financial results.

If we fail to design and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report in Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to the effectiveness of our internal controls over financial reporting.

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

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. In June 2012, the License Commission granted an extension of the July 2010 variance until the end of the lease term, which is December 2013. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; or b) any future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

Factors Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our drug candidates are in development. Our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to develop our drug candidates, we will not be successful.

To date, we have limited experience marketing, distributing and selling any products. The success of our business depends primarily upon our ability, or that of any future collaboration partner, to successfully commercialize other products we may successfully develop.

Our drug candidates are in various stages of development. All of our drug candidates require regulatory review and approval prior to commercialization. Approval by regulatory authorities requires, among other things, that our drug candidates satisfy rigorous standards of safety, including efficacy and assessments of the toxicity and carcinogenicity of the drug candidates we are developing. To satisfy these standards, we must engage in expensive and lengthy testing. Notwithstanding the efforts to satisfy these regulatory standards, our drug candidates may not:

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

If the results of our own or any future partner’s ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials:

•	we may be unable to commence human clinical trials of any drug candidates; or

•	we may not have the financial resources to continue the research and development of our drug candidates.

If our drug candidates fail to obtain United States and/or foreign regulatory approval, we and any future partners will be unable to commercialize our drug candidates.

Each of our drug candidates is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of any drug candidates. Before any drug candidate can be approved for sale, we, or any collaboration partners must demonstrate that it can be manufactured in accordance with the FDA’s current good manufacturing practices, or cGMP, requirements. In addition, facilities where the principal commercial supply of a product is to be manufactured must pass FDA inspection prior to approval. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are currently developing will obtain the appropriate regulatory approvals necessary to permit commercial distribution.

The time required for FDA review and other approvals is uncertain and typically takes a number of years, depending upon the complexity of the drug candidate. Analysis of data obtained from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or one of our future partners may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action, changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any partner to generate revenues from a particular drug candidate. For example, in 2010, we discontinued the clinical development of IDX320 as a result of the FDA placing a clinical hold on IDX184 and IDX320. The clinical hold on IDX184 was subsequently removed by the FDA. Also in February 2011, ViiV informed us that the FDA placed ‘761, our product candidate for the treatment of HIV which we licensed to ViiV in 2009, on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or any partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or any future partners successfully develop could be subject to post market surveillance and testing.

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, and we, with any partners, are subject to numerous foreign regulatory requirements relating to manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval processes include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by any one regulatory authority does not assure approval by regulatory authorities in other jurisdictions. Many foreign regulatory authorities, including those in the European Union and in China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates. Any failure or delay in obtaining such marketing authorizations for our drug candidates would have a material adverse effect on our business.

Our products will be subject to ongoing regulatory review even after approval to market such products is obtained. If we or any future partners fail to comply with applicable United States and foreign regulations, we or such partners could lose approvals that we or our partners have been granted and our business would be seriously harmed.

Even after approval, any drug product that we or any collaboration partners successfully develop will remain subject to continuing regulatory review, including the review of clinical results, which are reported after our product becomes commercially available. The marketing claims we or any collaboration partners are permitted to make in labeling or advertising regarding our marketed drugs in the United States will be limited to those specified in any FDA approval, and in other markets such as the European Union, to the corresponding regulatory approvals. Any manufacturer we or any collaboration partners use to make approved products will be subject to periodic review and inspection by the FDA or other similar regulatory authorities in the European Union and other jurisdictions. We and any collaboration partners are required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA or other similar regulatory authorities in the European Union and other jurisdictions. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material at commercial scale or for our clinical trials. Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on such manufacturers for regulatory compliance. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior approval from regulatory authorities before the modified product may be marketed.

If we or any collaboration partners fail to comply with applicable continuing regulatory requirements, we or such collaboration partners may be subject to civil penalties, suspension or withdrawal of any regulatory approval obtained, product recalls and seizures, injunctions, operating restrictions and criminal prosecutions and penalties.

If we or any future partners fail to comply with ongoing regulatory requirements after receipt of approval to commercialize a product, we or such partners may be subject to significant sanctions imposed by the FDA, EMA or other United States and foreign regulatory authorities.

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

The imposition of one or more of these sanctions on us or one of our future partners could have a material adverse effect on our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to bloodborne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials and environmental liability insurance to cover us for costs associated with environmental or toxic tort claims that may be asserted against us, this insurance may not provide adequate coverage against all potential liabilities. Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with these laws or regulations. Additionally, we may incur substantial fines or penalties if we violate any of these laws or regulations.

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

Factors Related to Our Relationship with Novartis

If we breach any of the numerous representations and warranties we made to Novartis under the development and commercialization agreement, the termination agreement or the stock purchase agreement, Novartis has the right to seek indemnification from us for damages it suffers as a result of such breach. These amounts could be substantial.

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our breach of representations and warranties in the development and commercialization agreement, the termination agreement and the stock purchase agreement. Under these agreements, we made numerous representations and warranties to Novartis regarding our HCV and HBV drug candidates, including representations regarding our ownership of and licensed rights to the inventions and discoveries relating to such drug candidates. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, our stockholders who sold shares to Novartis, which include some of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could become liable to Novartis could be substantial.

In May 2004, we entered into a settlement agreement with UAB, relating to our ownership of our former chief executive officer’s inventorship interest in certain of our patents and patent applications, including patent applications covering our HCV drug candidates. Under the terms of the settlement agreement, we agreed to make payments to UAB, including an initial payment made in 2004 in the amount of $2.0 million, as well as regulatory milestone payments and payments relating to net sales of certain products. Novartis may seek to recover from us and, under certain circumstances, our stockholders who sold shares to Novartis, which include many of our officers and directors, the losses it suffers as a result of any breach of the representations and warranties we made relating to our HCV drug candidates and may assert that such losses include the settlement payments.

In July 2008, we, our former chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, those of our officers, directors and other stockholders who sold shares to Novartis, losses it suffers as a result of any breach of the representations and warranties we made to Novartis relating to our HBV drug candidates and may assert that such losses include the settlement payments. Under the termination agreement we entered into with Novartis in July 2012, Novartis is required to reimburse us for our contractual payments we make to UABRF under the settlement agreement following the execution of the termination agreement.

If we issue capital stock, in certain situations, Novartis will be able to purchase a pro rata portion of shares that we may issue to maintain its percentage ownership in Idenix.

Novartis has the right, subject to limited exceptions noted below, to purchase a pro rata portion of shares of capital stock that we issue. The price that Novartis pays for these securities would be either the price that we offer such securities to third-parties, including the price paid by persons who acquire shares of our capital stock pursuant to awards granted under stock compensation or equity incentive plans or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock. Novartis’ right to purchase a pro rata portion does not include:

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK, in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010 or November 2011. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 25% following the completion of our offering in August 2012. In accordance with the terms of the second amended and restated stockholders’ agreement, Novartis has the right to purchase from us up to 7.8 million shares of our common stock for 30 days following this offering in order to maintain its ownership level immediately prior to the offering, which was approximately 31%.

The safety or efficacy profile of any of our HCV clinical candidates may differ in combination with other existing or future drugs used to treat HCV, including those being developed by Novartis, and therefore may preclude the further development or approval of our HCV clinical candidates, which could materially harm our business.

Phase II and phase III clinical trials of other DAAs similar to IDX184 and IDX719 are now being conducted in combination with the current standard of care and increasingly, with other DAAs in clinical development. Therefore, the clinical development and commercialization pathway for IDX184 or IDX719, or any other product candidate we may develop in the future for the treatment of HCV, will require that it be evaluated during clinical trials in combination with other existing or future antivirals. When combined with other HCV therapies, IDX184 or IDX719 may demonstrate unexpected side effects even if IDX184 or IDX719 demonstrate meaningful therapeutic benefits equal to or better than our competitors’ compounds, an acceptable safety profile, and a dose amenable to combination therapy in phase I and other early-stage clinical trials. Under limited circumstances, Novartis has rights to combine its HCV clinical candidates, including alisporivir, with our HCV clinical candidates, including IDX184, IDX719 and IDX19368. Novartis may elect to perform certain combination trials with our HCV clinical candidates and its clinical candidates. We believe the optimized treatment of HCV will involve the combination of three or more antiviral compounds. We cannot assure that any of our HCV clinical candidates will be amenable for use in combination with some, or any, existing therapies or those in clinical development, including HCV clinical candidates developed by Novartis now or in the future.

If we enter into a future commercialization agreement with Novartis and Novartis terminates or fails to perform its obligations under such agreement, we may not be able to successfully commercialize our drug candidates licensed to Novartis under such agreement and the development and commercialization of our other drug candidates could be delayed, curtailed or terminated.

Following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Neither party is obligated to negotiate for a period longer than 180 days. We may not be able to obtain terms that are favorable to us, including obtaining co-promotion and co-marketing rights or a reasonable royalty for future sales of combination therapies including our HCV drug candidates. If we do enter into such an agreement, we will likely depend upon the success of the efforts of Novartis to manufacture, market and sell such combination therapies, if any, that are successfully developed. We will have limited control over the resources that Novartis may devote to such manufacturing and commercialization efforts and, if Novartis does not devote sufficient time and resources to such efforts, we may not realize the commercial or financial benefits we anticipate, and our results of operations may be adversely affected.

If Novartis were to breach or terminate a future commercialization agreement with us, the development or commercialization of the affected drug candidate or product could be delayed, curtailed or terminated because we may not have sufficient resources or capabilities, financial or otherwise, to continue development and commercialization of the drug candidate, and we may not be successful in entering into a collaboration with another third-party.

Factors Related to Our Dependence on Third-Parties Other Than Novartis

If we seek to enter into collaboration agreements for any drug candidates and we are not successful in establishing such collaborations, we may not be able to continue development of those drug candidates.

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates. We may seek a partner who will assist in the future development and commercialization of our drug candidates for the treatment of HCV. The terms and conditions of our termination agreement with Novartis may discourage other third-parties from entering into future collaboration agreements and relationships with us. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. If we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third-parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The U.S. Congress passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms U.S. patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first inventor to file” standard and developing a post-grant review system. This new legislation affects U.S. patent law in a manner that may impact our ability to obtain or maintain patent protection for current or future inventions in the U.S. or otherwise cause uncertainty as to our patent protection.

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the USPTO, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our product or drug candidates or for their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. In late February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead Pharmasset LLC. The application and patent claim to certain nucleoside compounds useful in treating HCV. We cannot predict whether we will prevail. Our co-owned application at issue in the interference is not relevant to our compound IDX184 or any other compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and we expect the interference proceeding could be expensive and time consuming, but we do not believe it will be relevant to any of our current clinical candidates, including IDX184.

The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, potentially resulting in loss of our U.S. patent application at issue in the interference, which as noted above is not relevant to IDX184 or any other compounds we currently have under development. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintain patents granted on the method of using telbivudine as a medical therapy for the treatment of HBV. In the termination agreement, we have agreed to transfer all our rights to patents and patent applications associated with telbivudine to Novartis.

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of telbivudine (Tyzeka®/Sebivo®) for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of telbivudine, subject to minimum payment obligations in the aggregate of $11.0 million. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® (telbivudine) for the treatment of HBV. Novartis is committed to reimburse us for our contractual payment obligations due to third-parties, including UABRF, in connection with intellectual property related to Tyzeka®/Sebivo®.

In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV drug candidates, including IDX184, IDX719 and IDX19368. We have filed U.S. and foreign patent applications for our drug candidates, and in some jurisdictions have obtained patent protection, related to IDX184 itself, as well as to methods of treating HCV with IDX184. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside/nucleotide polymerase inhibitors.

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184, IDX 19368 and/or our NS5A inhibitor, IDX719. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Gilead Sciences, Inc., Bristol-Myers Squibb Company, Enanta Pharmaceuticals, Inc., Presidio Pharmaceuticals, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available to us on commercially reasonable terms or at all. The USPTO may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms. Given the breadth of our patent portfolio to HCV nucleosides/nucleotides, we expect many competitors to challenge our patents in, for example, Europe, Canada, Australia or the United States at the appropriate time. We cannot predict whether these challenges will occur, or, if they do, exactly when they will occur. We also cannot predict the outcome of any of these challenges, and they may be expensive and time consuming.

In June 2012, Gilead Sciences, Inc. filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the U.S. interference and is not relevant to IDX184 or any other compounds we currently have under development. In July 2012, we were put on notice that Gilead Sciences, Ltd. is considering filing a claim of invalidity against one of our issued Norwegian patents before the District Court of Oslo. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the U.S. interference and is not relevant to IDX184 or any other compounds we currently have under development. Gilead Sciences, Inc. may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents. While we cannot predict whether we will prevail, we intend to vigorously defend these actions and any others like it brought by any third-party. We expect these litigation proceedings could be expensive and time consuming, but we do not believe they will be relevant to any of our current clinical candidates, including IDX184.

A number of companies have filed patent applications and have obtained patents covering certain compositions and methods for the treatment, diagnosis and/or screening of HCV that could materially affect the ability to develop and commercialize current drug candidates and other drug candidates we may develop in the future. For example, we are aware that Apath, LLC has obtained broad patents covering HCV proteins, nucleic acids, diagnostics and drug screens. If we need to use these patented materials or methods to develop any of our HCV drug candidates and the materials or methods fall outside certain safe harbors in the laws governing patent infringement, we will need to buy these products from a licensee of the company authorized to sell such products or we will require a license from one or more companies, which may not be available to us on commercially reasonable terms or at all. This could materially affect or preclude our ability to develop and sell our HCV drug candidates.

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

Litigation and disputes related to intellectual property matters occur frequently in the biopharmaceutical industry. Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate. Such litigation could take place in the United States in a federal court or in the USPTO. The litigation could also take place in a foreign country, in either the courts or the patent office of that country.

Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover products we successfully develop. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	ownership of patents and patent applications;

•	rights concerning our licenses;

•	the patentability of our inventions relating to our products and drug candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our products and drug candidates.

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

Under the terms of the settlement agreement with UAB, we agreed to make a $2.0 million initial payment to UAB, as well as other contingent payments based upon the commercial launch of other HCV products discovered or invented by our former chief executive officer during his sabbatical and unpaid leave. In addition, UAB and UABRF have each agreed that neither of them has any right, title or ownership interest in these inventions and discoveries. Under the development and commercialization agreement, termination agreement and stock purchase agreement, we made numerous representations and warranties to Novartis regarding our HCV program, including representations regarding our ownership of the inventions and discoveries. If one or more of our representations or warranties were subsequently determined not to be true at the time we made them to Novartis, we would be in breach of these agreements. In the event of a breach by us, Novartis has the right to seek indemnification from us and, under certain circumstances, our stockholders who sold shares to Novartis, which include many of our directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we could be liable to Novartis could be substantial.

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

If any of our agreements that grant us the exclusive right to make, use and sell our drug candidates are terminated, we and/or future collaboration partners may be unable to develop or commercialize our drug candidates.

We, together with Novartis, entered into an amended and restated agreement with CNRS and the University of Montpellier, co-owners of the patents and patent applications covering Tyzeka®/Sebivo® and valtorcitabine. This agreement covers both the cooperative research program and the terms of our exclusive right to exploit the results of the cooperative research, including Tyzeka®/Sebivo® and valtorcitabine. The cooperative research program with CNRS and the University of Montpellier ended in December 2006 although many of the terms remain in effect for the duration of the patent life of the affected products. We and Novartis have also entered into two agreements with the University of Cagliari, the co-owner of the patents and patent applications covering some of our HCV drug candidates and certain other drug candidates. One agreement with the University of Cagliari covers our cooperative research program and the other agreement is an exclusive license to develop and sell jointly created drug candidates. Our relationship with Cagliari ended in December 2010 although many of the terms remain in effect for the duration of the patent life of the affected products. Under the amended and restated agreement with CNRS and the University of Montpellier and the license agreement, as amended, with the University of Cagliari, we obtained from our co-owners the exclusive right to exploit these drug candidates. Subject to certain rights afforded to Novartis as they relate to the license agreement with the University of Cagliari and CNRS, respectively, these agreements can be terminated by either party in circumstances such as the occurrence of an uncured breach by the non-terminating party. The termination of our rights, including patent rights, under the agreement with CNRS and the University of Montpellier or the license agreement, as amended, with the University of Cagliari would have a material adverse effect on our business and could prevent us from developing a drug candidate or selling a product. In addition, these agreements provide that we pay certain costs of patent prosecution, maintenance and enforcement. These costs could be substantial. Our inability or failure to pay these costs could result in the termination of the agreements or certain rights under them.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HCV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	the decision by Novartis to initiate a combination trial with one of our HCV drug candidates;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of August 7, 2012, we had 130,572,823 shares of common stock issued and outstanding, together with outstanding options to purchase 7,699,975 shares of common stock with a weighted average exercise price of $7.62 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Novartis’ ownership of our common stock could delay or prevent a change in corporate control.

Following the completion of our offering in August 2012, Novartis owned approximately 25% of our common stock. In accordance with the terms of the second amended and restated stockholders’ agreement, Novartis has the right to purchase from us up to 7.8 million shares of our common stock for 30 days following this offering in order to maintain its ownership level immediately prior to the offering, which was approximately 31%. This concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include but are not limited to:

•	the termination agreement with Novartis or the decision by Novartis to initiate a joint combination trial with one of our HCV drug candidates;

•	the termination of the ViiV license agreement;

•	the results of our clinical trials pertaining to any of our drug candidates;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2012 Stock Incentive Plan

10.2	Incentive Stock Option Agreement

10.3	Nonstatutory Stock Option Agreement

10.4+	Termination and Revised Relationship Agreement, dated July 31, 2012, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission