Form 10-Q
period 2012-09-30
IDENIX PHARMACEUTICALS INC
filed 2012-11-01
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 24, 2012, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 133,882,699 shares.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$251,874	$118,271
Restricted cash	1,353	411
Receivables from related party	1,376	1,157
Other current assets	3,204	3,999

Total current assets	257,807	123,838
Intangible asset, net	—	8,708
Property and equipment, net	3,908	4,696
Restricted cash	750	750
Receivables from related party, net of current portion	6,460	—
Other assets	3,962	3,052

Total assets	$272,887	$141,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,681	$2,886
Accrued expenses	10,661	8,413
Deferred revenue	—	36,068
Deferred revenue, related party	714	2,897
Other current liabilities	713	261

Total current liabilities	14,769	50,525
Other long-term liabilities	9,639	10,640
Deferred revenue, net of current portion	4,272	4,272
Deferred revenue, related party, net of current portion	4,167	24,382

Total liabilities	32,847	89,819
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2012 and December 31, 2011; 133,882,699 and 107,218,463 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	134	107
Additional paid-in capital	925,019	726,468
Accumulated other comprehensive income	276	365
Accumulated deficit	(685,389)	(675,715)

Total stockholders’ equity	240,040	51,225

Total liabilities and stockholders’ equity	$272,887	$141,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Revenues:
Collaboration revenue — related party	$32,253	$1,982
Other revenue	—	656

Total revenues	32,253	2,638
Operating expenses:
Cost of revenues	509	595
Research and development	13,469	10,190
General and administrative	6,164	3,900
Intangible asset impairment	8,045	—

Total operating expenses	28,187	14,685

Income (loss) from operations	4,066	(12,047)
Other income, net	205	338

Income (loss) before income taxes	4,271	(11,709)
Income tax expense	—	—

Net income (loss)	$4,271	$(11,709)

Earnings (loss) per common share:
Basic	$0.03	$(0.12)

Diluted	$0.03	$(0.12)

Weighted average number of common shares outstanding:
Basic	124,770	96,133

Diluted	126,847	96,133

Comprehensive income (loss):
Net income (loss)	$4,271	$(11,709)
Changes in other comprehensive income:
Foreign currency translation adjustment	163	(386)

Comprehensive income (loss)	$4,434	$(12,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Revenues:
Collaboration revenue — related party	$33,268	$5,715
Other revenue	36,068	1,967

Total revenues	69,336	7,682
Operating expenses:
Cost of revenues	2,302	1,731
Research and development	52,604	28,530
General and administrative	16,798	12,293
Intangible asset impairment	8,045	—

Total operating expenses	79,749	42,554

Loss from operations	(10,413)	(34,872)
Other income, net	740	1,019

Loss before income taxes	(9,673)	(33,853)
Income tax expense	(1)	(1)

Net loss	$(9,674)	$(33,854)

Basic and diluted net loss per common share	$(0.09)	$(0.39)
Shares used in computing basic and diluted net loss per common share	113,671	87,414

Comprehensive loss:
Net loss	$(9,674)	$(33,854)
Changes in other comprehensive income:
Foreign currency translation adjustment	(89)	7

Comprehensive loss	$(9,763)	$(33,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,674)	$(33,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,234	3,036
Share-based compensation expense	3,154	1,843
Revenue adjustment for contingently issuable shares	(1,331)	(17)
Intangible asset impairment	8,045	—
Other	(1)	164
Changes in operating assets and liabilities:
Receivables from related party	(6,679)	(321)
Other assets	(141)	(2,354)
Accounts payable	(205)	(882)
Accrued expenses and other current liabilities	2,749	(4,130)
Deferred revenue	(36,068)	(1,967)
Deferred revenue, related party	(21,587)	(2,343)
Other liabilities	(998)	(780)

Net cash used in operating activities	(60,502)	(41,605)

Cash flows from investing activities:
Purchases of property and equipment	(834)	(752)
Increase in restricted cash	(942)	—

Net cash used in investing activities	(1,776)	(752)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,148	685
Proceeds from issuance of common stock to related party	291	5,056
Proceeds from issuance of common stock, net of offering costs	190,505	55,169

Net cash provided by financing activities	195,944	60,910
Effect of changes in exchange rates on cash and cash equivalents	(63)	25

Net increase in cash and cash equivalents	133,603	18,578
Cash and cash equivalents at beginning of period	118,271	46,115

Cash and cash equivalents at end of period	$251,874	$64,693

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(520)	$(120)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS OVERVIEW

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV, using nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors. We have two HCV clinical candidates, IDX184, a nucleotide polymerase inhibitor, and IDX719, an NS5A inhibitor. In July 2012, we also submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our HCV nucleotide inhibitor, IDX19368. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). We are reviewing additional pre-clinical and clinical data and conducting further testing to respond to the FDA’s concerns.

In May 2003, we entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. In May 2003, we also entered into a stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. On July 31, 2012, we and Novartis materially modified our collaboration by executing a termination and revised relationship agreement, which we refer to as the termination agreement, and by amending the stockholders’ agreement, which we refer to as the second amended and restated stockholders’ agreement. These agreements are described more fully in Note 4.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at September 30, 2012, we had an accumulated deficit of $685.4 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In July 2012, we filed a universal, automatically effective, well-known seasoned issuer shelf registration statement with the Securities and Exchange Commission, or SEC, for the issuance, in one or more public offerings, of common stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. In August 2012, we issued approximately 25.3 million shares of our common stock under this shelf registration statement and received $190.5 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. Novartis did not participate in the August 2012 offering and its ownership of our common stock was diluted from approximately 31% prior to the offering to approximately 25% as of October 24, 2012.

We believe that our current cash and cash equivalents will be sufficient to sustain operations through at least March 31, 2014. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. We are subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

Basis of Presentation

The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on March 6,

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

2012. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year ended condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Collaboration Revenue — Related Party

Development and Commercialization Agreement

In May 2003, we entered into the development and commercialization agreement with Novartis which related to the worldwide development and commercialization of our drug candidates. This agreement along with several other agreements between us and Novartis, constituted our collaborative arrangement with Novartis which was treated as a single unit of accounting for revenue recognition purposes. In July 2012, the development and commercialization agreement was materially amended and the termination agreement was entered into between us and Novartis. The termination agreement is described in detail in Note 4.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Prior to August 2012, under the development and commercialization agreement, we received non-refundable license fees, milestones, collaborative research and development funding and royalty payments. This arrangement had several joint committees in which we and Novartis participated. We participated in these committees as a means to govern or protect our interests. The committees spanned the period from early development of a drug candidate through commercialization of any drug candidate licensed by Novartis. As a result of applying the provisions of SAB No. 101, which was the applicable revenue guidance at the time the collaboration was entered into, our revenue recognition policy attributed revenue to the development period of the drug candidates licensed under the development and commercialization agreement. We did not attribute revenue to our involvement in the committees following the commercialization of the licensed products as we determined that our participation on the committees, as such participation relates to the commercialization of drug candidates, was protective. Our determination was based in part on the fact that our expertise is, and has been, the discovery and development of drugs for the treatment of human viral diseases. Novartis, on the other hand, has the considerable commercialization expertise and infrastructure necessary for the commercialization of such drug candidates. Accordingly, we believe our obligation post commercialization was inconsequential.

Prior to August 2012, we recognized non-refundable payments over the performance period of our continuing obligations. This period was estimated based on judgments related to the product development timeline of our licensed drug candidates and was estimated to be through May 2021. This policy is described more fully in Note 4.

Upon the grant of options and stock awards under stock incentive plans, with the exception of the 1998 equity incentive plan, as amended, or the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. Prior to August 2012, the amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. This policy is described more fully in Note 4.

Prior to August 2012, royalty revenue consisted of revenue earned under the development and commercialization agreement with Novartis for sales of telbivudine (Tyzeka®/Sebivo®), which was recognized when reported from Novartis. Royalty revenue was equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varied based on the specified territory and the aggregate dollar amount of net sales.

Termination Agreement

In July 2012, we and Novartis materially amended the development and commercialization agreement that was established in May 2003, which is considered a material modification under ASU No. 2009-13. As of August 2012, we will recognize revenue related to the termination agreement with Novartis under ASU No. 2009-13 which: a) provides updated guidance on when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requires an entity to allocate arrangement considerations to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available, or third-party evidence, or TPE, if available and VSOE is not available, or the best estimate of selling price, or BESP, if neither VSOE nor TPE is available; and c) eliminates the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million and we recognized the excess deferred revenue over the BESP, or $19.7 million, as collaborative revenue — related party in the third quarter of 2012. As of September 30, 2012, the remaining balance of $4.9 million was included in deferred revenue, related party in our condensed consolidated balance sheet and will be recognized as collaboration revenue — related party on a straight-line basis over the term of the non-exclusive license, or seven years. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts. The termination agreement is described more fully in Note 4.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the nine months ended September 30, 2012.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current or non-current based on the expected release date of the restrictions. In the first quarter of 2012, a $0.4 million letter of credit was cancelled and released due to the termination of an operating lease in December 2011. In connection with a new operating lease entered into in the third quarter of 2012, we issued a letter of credit of $1.4 million collateralized by cash deposits. As of September 30, 2012, we had outstanding letters of credit of $1.4 million and $0.8 million which were classified in our condensed consolidated balance sheet as short term restricted cash and long term restricted cash, respectively.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At September 30, 2012 and December 31, 2011, we had $222.0 million and $102.6 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at September 30, 2012 or at December 31, 2011. There were no gross unrealized gains or losses for the three and nine months ended September 30, 2012 or 2011.

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

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Amount per Share
	In Thousands, Except per Share Data
Basic EPS:
Income available to common stockholders	$4,271	124,770	$0.03

Effect of Dilutive Securities:
Options	—	1,676
Contingently issuable shares to related party	—	401

Diluted EPS:
Income available to common stockholders	$4,271	126,847	$0.03

There were no common shares excluded from the calculation of diluted net income per common share as of the three months ended September 30, 2012.

Three Months Ended September 30, 2011
(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(11,709)
Basic and diluted weighted average number of common shares outstanding	96,133
Basic and diluted net loss per common share	$(0.12)

The following potential common shares were excluded from the calculation of basic and diluted net loss per common share for the three months ended September 30, 2011 because their effect was anti-dilutive:

Three Months Ended September 30, 2011
(In Thousands)
Options	7,804
Contingently issuable shares to related party	1,714

9,518

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(9,674)	$(33,854)
Basic and diluted weighted average number of common shares outstanding	113,671	87,414
Basic and diluted net loss per common share	$(0.09)	$(0.39)

The following potential common shares were excluded from the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2012 and 2011 because their effect was anti-dilutive:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Options	7,666	7,804
Contingently issuable shares to related party	709	1,714

	8,375	9,518

In addition to the contingently issuable shares to related party listed in the tables above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

4. NOVARTIS RELATIONSHIP

Collaboration with Novartis

We entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates in May 2003. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement.

The collaboration entered into in May 2003 included the following agreements and transactions which together constituted our arrangement with Novartis which was treated as a single unit of accounting for revenue recognition purposes:

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

Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to develop, market and sell Tyzeka®/Sebivo®, valtorcitabine and valopicitabine. Under this agreement, we have received $117.2 million of non-refundable payments from Novartis related to these drug candidates that have been recorded as deferred revenue. Through July 2012, the $117.2 million of deferred payments were being recognized over the development period of the licensed drug candidates, which represented the period of our continuing obligations, in accordance with revenue recognition guidance that was applicable at the time the collaboration was entered into. We estimated this period to be through May 2021 based on judgments related to the product development timeline of our licensed drug candidates. Significant judgments and estimates were involved in determining the estimated development period and different assumptions could have yielded materially different results. Related to the deferred revenue under the development and commercialization agreement, we recognized $0.3 million and $0.8 million as revenue during the three months ended September 30, 2012 and 2011, respectively, and we recognized $1.9 million and $2.3 million as revenue during the nine months ended September 30, 2012 and 2011, respectively. These amounts were impacted by Novartis’ stock subscription rights described below.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

As previously noted, since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for this non-exclusive license was established using the BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million and recognized the excess deferred revenue over the BESP, or $19.7 million, as collaborative revenue – related party in the three months ended September 30, 2012. The remaining deferred revenue of $5.0 million will be recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During the three months ended September 30, 2012, we recognized $0.1 million of collaboration revenue related to the non-exclusive license and as of September 30, 2012, we had a balance of $4.9 million of deferred revenue, related party in our condensed consolidated balance sheet.

Product Sales of Tyzeka®/Sebivo® for the Treatment of the Hepatitis B Virus

In 2003 under the development and commercialization agreement, Novartis licensed Tyzeka®/Sebivo® from us for the treatment of the hepatitis B virus, or HBV. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we received royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo® through July 31, 2012, the date of the termination agreement. We recognized $0.4 million and $1.2 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the three months ended September 30, 2012 and 2011, respectively, and we recognized $2.9 million and $3.4 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the nine months ended September 30, 2012 and 2011, respectively. Royalty revenues for the three and nine months ended September 30, 2012 included royalty payments through July 31, 2012, the date of the termination agreement. The receivables from related party balance of $7.8 million at September 30, 2012 consisted of $0.4 million of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis and $7.4 million for the reimbursement by Novartis of the contractual payments to a third-party which have been recorded as collaboration revenue – related party in our condensed consolidated statement of operations for the three months ended September 30, 2012. The receivables from related party balance of $1.2 million at December 31, 2011 consisted solely of royalties associated with product sales of Tyzeka®/Sebivo® from Novartis.

Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is committed to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in Note 9.

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

Future Agreements and Possible Competition with Novartis

Under the termination agreement, following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Any future arrangement may set forth any co-promotion and co-marketing rights we may retain and any net benefit to us and Novartis attributable to such rights. Neither party is obligated to negotiate for a period longer than 180 days. Also under the termination agreement, Novartis has a non-exclusive license to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates after certain criteria have been met. If Novartis obtains regulatory approval to co-label a Novartis HCV drug product with one or more of our HCV drug products, Novartis could market and sell a combination that may compete with our drug candidates and/or combination products that we market and sell in the future.

Stock Purchase Agreement

In May 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders. In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into the stockholders’ agreement which was amended and restated in 2004 and amended in April 2011 in connection with an underwritten offering of our common stock. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. The stock purchase agreement remains unchanged and Novartis is still obligated to make such contingent payments.

Second Amended and Restated Stockholders’ Agreement

In July 2012, we, Novartis and certain other stockholders entered into a second amended and restated stockholders’ agreement which includes the terms as described below.

Novartis’ Registration Rights

Under the second amended and restated stockholders’ agreement, Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates.

Corporate Governance Rights

Under the stockholders’ agreement, we had agreed to use our reasonable best efforts to nominate for election as directors at least two designees of Novartis for so long as Novartis and its affiliates owned at least 30% of our voting stock and at least one designee of Novartis for so long as Novartis and its affiliates owned at least 19.4% of our voting stock. Furthermore, Novartis had approval rights over a number of corporate actions that we or our subsidiaries may take, including the authorization or issuance of additional shares of capital stock and significant acquisitions and dispositions, as long as Novartis and its affiliates continued to own at least 19.4% of our voting stock. Under the second amended and restated stockholders’ agreement executed in July 2012, we have agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock. Novartis maintains its rights to appoint a non-voting observer to any committee of our board of directors. All of Novartis’ other corporate governance rights, including its rights under the letter agreement, were terminated pursuant to the second amended and restated stockholders’ agreement.

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

Through July 2012, upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. Novartis retains these rights under the second amended and restated stockholders’ agreement that was executed in July 2012. As of July 31, 2012, the aggregate impact of Novartis’ stock subscription rights reduced the non-refundable payments by $26.3 million, which was recorded as additional paid-in capital. Of this amount, $6.3 million was recorded as a reduction of deferred revenue with the remaining amount of $20.0 million recorded as a reduction of license fee revenue. For the month of July 2012, the impact of Novartis’ stock subscription rights reduced additional paid-in capital by $0.4 million, increased deferred revenue by $0.1 million and increased license fee revenue by $0.3 million.

Commencing in August 2012, the change in fair value of Novartis’ stock subscription rights under the second amended and restated stockholders’ agreement is accounted for solely as an adjustment to the cumulative revenue recognized from the grant of the non-exclusive license to conduct combination trials to Novartis under the termination agreement and the stock subscription rights no longer impact deferred revenue. The fair value of the stock subscription rights is estimated using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. For August 2012 through September 2012, using the trinomial lattice model, the impact of Novartis’s stock subscription rights decreased additional paid-in capital by $4.0 million and increased license fee revenue by $4.0 million.

For the nine months ended September 30, 2012, the impact of Novartis’ stock subscription rights has reduced additional paid-in capital by $0.4 million, decreased deferred revenue by $0.9 million and increased license fee revenue by $1.3 million. For the three and nine months ended September 30, 2011, there was no cumulative significant impact of Novartis’ stock subscription rights to additional paid-in capital, deferred revenue or license fee revenue as the value of Novartis’ stock subscription rights at September 30, 2011 was comparable with the values at June 30, 2011 and December 31, 2010, respectively.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to approximately 1.4 million shares of common stock issuable by us as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 plan. In exchange for Novartis’ termination of such right, we issued 1.1 million shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 plan were terminated and no additional adjustments to revenue and deferred revenue are required. As we granted options that were subject to this stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the non-refundable payments received from Novartis. We remain subject to potential revenue adjustments with respect to grants of options and stock awards under our stock incentive plans other than the 1998 plan.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

•

in April 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 30%. In April 2011, we issued approximately 21.1 million shares of our common stock pursuant to a September 2008 shelf registration statement and approximately 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement. The net proceeds of both transactions were $60.2 million. Upon completion of this offering, we fully utilized the shelf registration statement and Novartis owned approximately 35% of our outstanding common stock. In conjunction with the issuance of common stock in April 2011, we amended the collaboration with Novartis to provide that: a) Novartis retained the exclusive option to obtain rights to drug candidates developed by us so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; b) we would use reasonable best efforts to nominate for election as directors at least two designees of Novartis so long as Novartis maintained ownership of at least 30% of our common stock, rather than ownership of at least 35% as was the case prior to the amendment; and c) Novartis’ consent was required for the selection and appointment of our chief financial officer so long as Novartis owned at least 30% of our common stock, rather than ownership of at least 40% as was the case prior to the amendment; and

•

in November 2011, we received approval from Novartis to issue capital shares so long as the issuance of shares did not reduce Novartis’ interest in Idenix below 31%. In October 2011, we filed a universal shelf registration statement with the SEC which allowed us to offer and sell from time to time up to a maximum of $150.0 million of shares of common stock, at prices and terms to be determined at the time of sale. Pursuant to this shelf registration statement, in November 2011, we issued approximately 10.8 million shares of our common stock pursuant to an underwritten offering and received $65.8 million in net proceeds. Novartis did not participate in this offering.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the nine months ended September 30, 2012.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

6. INTANGIBLE ASSET, NET

Our intangible asset related to a settlement agreement entered into by and among us along with our former chief executive officer in his individual capacity, the Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 9. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Prior to the execution of the termination agreement, we were amortizing the $15.0 million related to this settlement payment to UAB and related entities over the life of the settlement agreement, or August 2019. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there are no future cash flows associated with its use and the intangible asset has no alternate use. As a result, we recorded an impairment charge of $8.0 million during the three months ended September 30, 2012.

The following table is a rollforward of our intangible asset as shown in our condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(In Thousands)
Beginning balance	$8,708	$9,843
Amortization expense	(663)	(1,135)
Intangible asset impairment	(8,045)	—

Ending balance	$—	$8,708

As of September 30, 2012 and December 31, 2011, accumulated amortization was $15.0 million and $6.3 million, respectively.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Research and development contract costs	$3,530	$2,425
Payroll and benefits	2,214	3,267
Professional fees	2,399	592
Short-term portion of accrued settlement payment	966	874
Other	1,552	1,255

	$10,661	$8,413

8. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations:

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Research and development	$495	$269	$1,277	$820
General and administrative	741	345	1,877	1,023

Total share-based compensation expense	$1,236	$614	$3,154	$1,843

There were no options granted in the three months ended September 30, 2012. For grants issued during the three months ended September 30, 2011 the risk-free interest rate used was 0.99%, the expected dividend yield was zero, the expected option term was 5.20 years and the expected volatility was 74.8%. The weighted average fair value of options issued during the three months ended September 30, 2011 was $2.62. The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Weighted average fair value of options	$7.54	$2.15
Risk-free interest rate	0.87%	2.07%
Expected dividend yield	—	—
Expected option term (in years)	5.32	5.20
Expected volatility	79.3%	75.0%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2011	7,578,612	$6.25
Granted	1,605,325	$11.71
Cancelled	(238,318)	$11.27
Exercised	(1,279,343)	$4.02

Options outstanding at September 30, 2012	7,666,276	$7.61

Options exercisable at September 30, 2012	5,297,324	$7.44

We had an aggregate of $12.3 million of share-based compensation expense as of September 30, 2012 remaining to be amortized over a weighted average expected term of 2.65 years.

9. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2012.

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

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheet as of September 30, 2012 was a $7.4 million liability related to this settlement agreement. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV in connection with our intellectual property related to Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party was $7.4 million for the reimbursement from Novartis for these contractual payments which have been recorded as collaboration revenue – related party in our condensed consolidated statement of operations for the three months ended September 30, 2012.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. Until the assignment of such patents rights to Novartis is effective, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier will be recorded as a deferred payment obligation on our condensed consolidated balance sheet and we will continue to charge payments we make to CNRS to cost of revenues on our condensed consolidated statement of operations. We are in the process of assigning these patent rights to Novartis.

Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year,

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. In June 2012, the License Commission granted an extension of the July 2010 variance until the end of our lease term, or December 31, 2013. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; or b) a future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly. No estimate of a potential loss can be made and therefore we have not recorded a liability associated with this potential contingent matter.

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

In August 2012, the U.S. Food and Drug Administration, or FDA, placed IDX184, a nucleotide polymerase inhibitor, on partial clinical hold and IDX19368, an HCV nucleotide inhibitor, on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). Refer to the table below for more details. In order to respond to the FDA’s concerns with respect to IDX184, we are reviewing clinical data such as echocardiograms, electrocardiograms and other cardio biomarkers, including NT proBNPs (a biomarker of stress in the left ventricular wall of the heart used to screen for and diagnose heart failure) and ultra sensitive troponins (a biomarker of cardiac cell death used to diagnose heart attacks). We are also performing in vitro cytotoxity studies, including those on human heart cells and performing non-clinical on-going cardiac safety assessments in in vivo animal studies using IDX184. In order to respond to the FDA’s concerns with respect to IDX19368, we are conducting additional pre-clinical toxicology and metabolic studies. We are also working on a risk management plan for cardiac monitoring of patients in the ongoing phase IIb clinical trial of IDX184 and for future clinical trials involving IDX184 or IDX19368. We intend to submit a response package to the FDA for IDX184 by the end of the year. We cannot estimate when we will submit a response package to the FDA for IDX19368. Once the respective response packages have been submitted to the FDA, we will then work with the FDA to determine the next steps in the development of these two drug candidates.

The following table summarizes key information regarding our pipeline of HCV drug candidates as well as telbivudine (Tyzeka®/Sebivo®):

Indication	Product/Drug Candidates/Programs	Description
HCV	Nucleoside/Nucleotide Polymerase Inhibitors (IDX184)	In July of 2011, we initiated the phase IIb clinical trial of IDX184 in treatment-naïve HCV genotype 1-infected patients under a partial clinical hold. In January 2012, we reported an interim analysis of the first 31 patients following 28 days of treatment which demonstrated that the side effect profile of IDX184 with pegylated interferon and ribavirin, or Peg-IFN/RBV, was consistent with that seen with Peg-

IFN/RBV alone. At 12 weeks, the complete early virologic response (cEVR < 25 IU/mL) was 93% for the 100 mg IDX184 arm (n=15) and 81% for the 50 mg IDX184 arm (n=16) of the study (intent-to-treat analysis). We provided an interim analysis of the first 31 patients following 28 days of treatment to the FDA and the partial clinical hold was removed in February 2012. In addition, the FDA allowed us to truncate the phase IIb study from 100 patients, as in the original protocol, to a total of 60 patients, and to expand the enrollment criteria. In May 2012, we completed enrollment of the second cohort of 36 patients. Of the first cohort of 31 patients enrolled in the study, those who achieved an extended rapid virologic response, or eRVR, (n=18), defined as having undetectable levels of virus at four weeks and 12 weeks, were randomized to stop treatment after either 12 weeks (n=9) or 36 weeks (n=9) of Peg-IFN/RBV. Of the nine patients who completed their 12-week Peg-IFN/RBV extended treatment phase, 100% of patients (4/4) in the 100 mg arm and 80% of patients (4/5) in the 50 mg arm achieved a sustained virologic response four weeks after the completion of treatment (SVR4). In July 2012, an independent data safety monitoring board reviewed the safety data for this study and confirmed that IDX184 with Peg-IFN/RBV continues to have a side effect profile similar to that of Peg-IFN/RBV alone. In August 2012, the FDA placed IDX184 on partial clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In previous clinical trials as well as in the ongoing phase IIb clinical trial of IDX184 in combination with Peg-IFN/RBV, we have found no evidence of severe cardiac findings to date.

Nucleoside/Nucleotide Polymerase Inhibitors (IDX19368)	In July 2012, we submitted an investigational new drug application, or IND, for IDX19368, our lead candidate for our next generation nucleotide polymerase inhibitor program. In August 2012, the FDA placed IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). No patients have been dosed to date with IDX19368.

Nucleoside/Nucleotide Polymerase Inhibitors (Discovery Program)	As part of the ongoing extensive nucleotide discovery effort, we are exploring a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. IND-enabling studies have begun for a new nucleotide prodrug and an IND is expected to be filed in 2013.

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

•      in genotype 2 patients (n=8), the mean maximal viral load reduction was 2.0 log10 IU/mL in both the 50 mg BID and 100 mg QD dose arms with a greater variability in responses among these patients (range: 0.3 — 4.1 log10 IU/mL). We have discovered a pre-existing polymorphism in genotype 2 HCV that reduces antiviral response to IDX719;

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

We anticipate that a phase II clinical trial evaluating IDX719 in combination therapy will begin in the first half of 2013.

HBV	Tyzeka®/Sebivo® (telbivudine) (L-nucleoside)	Novartis Pharma AG, or Novartis, had worldwide development, commercialization and manufacturing rights and obligations related to Tyzeka®/Sebivo®. We received royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo® prior to August 2012. Refer to the Novartis Collaboration heading below for details on the modification of the collaboration and the Tyzeka®/Sebivo® royalties.

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

We have incurred significant losses each year since our inception in May 1998 and at September 30, 2012, we had an accumulated deficit of $685.4 million. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional losses for the foreseeable future. We believe that our current cash and cash equivalents will be sufficient to sustain operations through at least March 31, 2014.

Novartis Collaboration

We entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates in May 2003, which we refer to as the development and commercialization agreement. In May 2003, we also entered into a stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. On July 31,

2012, we and Novartis materially modified our collaboration by executing a termination and revised relationship agreement, which we refer to as the termination agreement, and by amending the stockholders’ agreement, which we refer to as the second amended and restated stockholders’ agreement.

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

Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. Since neither vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, for the non-exclusive license deliverable was available we determined the best estimate of selling price, or BESP, of the non-exclusive license at July 31, 2012 to be $5.0 million and recognized the excess deferred revenue over the BESP, or $19.7 million, as collaborative revenue – related party in the three months ended September 30, 2012. The remaining deferred revenue of $5.0 million will be recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During the three months ended September 30, 2012, we recognized $0.1 million of collaboration revenue related to the non-exclusive license and as of September 30, 2012, we had a balance of $4.9 million of deferred revenue, related party on our condensed consolidated balance sheet.

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

In 2003 under the development and commercialization agreement, Novartis licensed Tyzeka®/Sebivo® from us for the treatment of the hepatitis B virus, or HBV. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo® through July 31, 2012, the date of the termination agreement. Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is committed to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®. Included in receivables from related party was $7.4 million for the reimbursement from Novartis for these contractual payments to UABRF which have been recorded as collaboration revenue — related party in our condensed consolidated statement of operations for the three months ended September 30, 2012.

In July 2012, we, Novartis and certain other stockholders entered into the second amended and restated stockholder’s agreement under which Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates and we agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the condensed consolidated statement of operations for the nine months ended September 30, 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

Revenues for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$24,417	$821
Royalty revenue	409	1,161
Reimbursement of royalties	7,427	—

	32,253	1,982
Other revenue:
Collaboration revenue	—	656

Total revenues	$32,253	$2,638

Collaboration revenue — related party consisted of revenues associated with our collaboration with Novartis for the worldwide development and commercialization of our drug candidates. Collaboration revenue — related party was comprised of the following:

•

through July 31, 2012, license and other fees received from Novartis for the license of our HBV and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which were being recognized over the development period of our licensed drug candidates; subsequent to July 2012, the recognition of the excess of deferred revenue over the BESP of the non-exclusive license that we granted to Novartis for combination trials pursuant to the termination agreement, net of changes for Novartis’ stock subscription rights;

•	through July 31, 2012, royalty payments associated with product sales of Tyzeka®/Sebivo® made by Novartis; and

•

subsequent to July 31, 2012, reimbursement of royalties pursuant to Novartis’ obligation to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo® for the treatment of HBV.

Collaboration revenue — related party was $32.3 million in the three months ended September 30, 2012 as compared to $2.0 million in the same period in 2011. Included in the $30.3 million increase, was $19.7 million due to recognition of the excess of deferred revenue over the BESP of the non-exclusive license granted to Novartis and $4.2 million due to additional license fee revenue recognized related to the impact of Novartis’ stock subscription rights in the three months ended September 30, 2012 compared to the same period in 2011. For the month of July 2012, the impact of the Novartis stock subscription rights was to increase license fee revenue by $0.3 million and the impact for August 2012 through September 2012 was an increase to license fee revenue by $4.0 million. Under the stockholders’ agreement and the second amended and restated stockholders’ agreement, Novartis has the right to maintain its percentage ownership in Idenix by purchasing shares of our common stock when stock options are exercised under certain stock plans.

Reimbursement of royalties consisted of $7.4 million recognized as a result of Novartis’ obligation under the termination agreement to reimburse us for our contractual payments to UABRF in connection with intellectual property related to Tyzeka®/Sebivo® for the treatment of HBV.

There was no collaboration revenue recognized under the ViiV license agreement in the three months ended September 30, 2012 as compared to $0.7 million in the same period in 2011. As discussed above, the ViiV license agreement was terminated on March 15, 2012 and therefore no additional revenue will be recognized in 2012.

Cost of Revenues

Cost of revenues were $0.5 million in the three months ended September 30, 2012 which was unchanged as compared to the same period in 2011.

Research and Development Expenses

Research and development expenses were $13.5 million in the three months ended September 30, 2012 as compared to $10.2 million in the same period in 2011. The increase of $3.3 million was primarily due to $1.9 million of expenses related to preclinical costs of IDX19368 and $1.2 million of expenses related to our phase IIb clinical trial of IDX184 and our clinical trials of IDX719 in 2012.

General and Administrative Expenses

General and administrative expenses were $6.2 million in the three months ended September 30, 2012 as compared to $3.9 million in the same period in 2011. The increase of $2.3 million was mainly due to additional legal costs.

Intangible Asset Impairment

Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there are no future cash flows associated with its use and the intangible asset has no alternate future use. As a result, the carrying value of the related intangible asset is not recoverable and we recorded an impairment charge of $8.0 million in our condensed consolidated statement of operations in the three months ended September 30, 2012.

Other Income, Net

Other income, net was $0.2 million in the three months ended September 30, 2012 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2011.

Income Tax Expense

There was no income tax expense in the three months ended September 30, 2012 which was unchanged as compared to the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Collaboration revenue — related party:
License fee revenue	$22,919	$2,361
Royalty revenue	2,922	3,354
Reimbursement of royalties	7,427	—

	33,268	5,715
Other revenue:
Collaboration revenue	36,068	1,967

Total revenues	$69,336	$7,682

Collaboration revenue — related party was $33.3 million in the nine months ended September 30, 2012 as compared to $5.7 million in the same period in 2011. Included in the $27.6 million increase, was $19.7 million due to recognition of the excess of deferred revenue over the BESP of the non-exclusive license granted to Novartis and $1.2 million due to an increase of license fee revenue recognized in 2012 related to the impact of Novartis’ stock subscription rights. Under the stockholders’ agreement and the second amended and restated stockholders’ agreement, Novartis has the right to maintain its percentage ownership in Idenix by purchasing shares of our common stock when stock options are exercised under certain stock plans.

Reimbursement of royalties consisted of the $7.4 million recognized as a result of Novartis’ obligation under the termination agreement to reimburse us for our contractual payments to UABRF in connection with intellectual property related to Tyzeka®/Sebivo® for the treatment of HBV.

Collaboration revenue recognized under the ViiV license agreement was $36.1 million in the nine months ended September 30, 2012 as compared to $2.0 million in the same period in 2011. The ViiV license agreement was terminated on March 15, 2012 and as a result we recognized the deferred revenue balance of $36.1 million as other collaboration revenue in the first quarter of 2012.

Cost of Revenues

Cost of revenues were $2.3 million in the nine months ended September 30, 2012 as compared to $1.7 million in the same period in 2011. The increase of $0.6 million is due to the recognition of deferred expenses related to the termination of the ViiV license agreement on March 15, 2012.

Research and Development Expenses

Research and development expenses were $52.6 million in the nine months ended September 30, 2012 as compared to $28.5 million in the same period in 2011. The increase of $24.1 million was primarily due to $15.9 million of expenses related to our phase IIb clinical trial of IDX184 and our clinical trials of IDX719 in 2012. Additionally, expenses increased $8.5 million related to preclinical costs of IDX19368. These amounts were offset by $1.6 million of expenses for a proof-of-concept study of IDX375 in 2011.

We continue to expect our research and development expenses for 2012 to be higher than the amount incurred in 2011 mainly due to the development of IDX184 and IDX719 to date. We do not expect the clinical holds on IDX184 and IDX19368 in August 2012 by the FDA to significantly impact our research and development expenses for the remainder of 2012 because the remaining planned studies for IDX184 and the IDX19368 were not planned to initiate until the fourth quarter of 2012.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $16.8 million in the nine months ended September 30, 2012 as compared to $12.3 million in the same period in 2011. The increase of $4.5 million was due to additional legal costs.

We expect our general and administrative expenses in 2012 to be slightly higher than those incurred in 2011 due to expected higher legal costs.

Intangible Asset Impairment

Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. We concluded that the intangible asset was effectively abandoned at the date of the termination agreement since there are no future cash flows associated with its use and the intangible asset has no alternate future use. As a result, the carrying value of the related intangible asset is not recoverable and we recorded an impairment charge of $8.0 million in our condensed consolidated statement of operations in the nine months ended September 30, 2012.

Other Income, Net

Other income, net was $0.7 million in the nine months ended September 30, 2012 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2011.

Income Tax Expense

Income tax expense was less than $0.1 million in the nine months ended September 30, 2012 which was substantially unchanged as compared to the same period in 2011.

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

Prior to August 2012, any financing requiring the issuance of additional shares of capital stock had to first be approved by Novartis so long as Novartis continues to own at least 19.4% of our voting stock. This right was terminated in July 2012 under the second amended and restated stockholders’ agreement with Novartis and therefore Novartis’ approval was not required for the underwritten offering in August 2012. We received Novartis’ approval for the following offerings in 2011:

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

In July 2012, we filed a universal, automatically effective, well-known seasoned issuer shelf registration statement with the SEC for the issuance, in one or more public offerings, of common stock, debt securities and other securities at prices and on terms to be determined at the time of the applicable offering. In August 2012, we issued 25.3 million shares of our common stock under this shelf registration and received $190.5 million in net proceeds.

We have incurred losses in each year since our inception and at September 30, 2012, we had an accumulated deficit of $685.4 million. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level.

We believe that our current cash and cash equivalents will be sufficient to sustain operations through at least March 31, 2014. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

We had total cash and cash equivalents of $251.9 million and $118.3 million as of September 30, 2012 and December 31, 2011, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of September 30, 2012, all of our investments were in money market funds.

Net cash used in operating activities was $60.5 million and $41.6 million in the nine months ended September 30, 2012 and 2011, respectively. The $18.9 million net change was primarily due to $29.2 million higher operating expenses, excluding the intangible asset impairment of $8.0 million in 2012 offset by a $7.6 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was $1.8 million and $0.8 million in the nine months ended September 30, 2012 and 2011, respectively. The increase in cash used in 2012 is due to an increase in restricted cash for the issuance of a new letter of credit related to an operating lease for new laboratory and office space.

Net cash provided by financing activities was $195.9 million and $60.9 million in the nine months ended September 30, 2012 and 2011, respectively. The increase of $135.0 million was primarily due to the receipt of proceeds of $190.5 million related to an underwritten offering in August 2012 compared to receipt of proceeds of $60.2 million related to an underwritten offering and a private placement in 2011. Proceeds from the exercise of stock options also increased by $4.5 million in 2012 compared to 2011.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating leases	$23,463	$2,637	$6,592	$6,654	$7,580
Settlement payments and other agreements	1,671	1,234	437	—	—
Long-term obligations	6,873	—	—	1,460	5,413

Total contractual obligations	$32,007	$3,871	$7,029	$8,114	$12,993

Included in the table above is $7.4 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party was $7.4 million for the reimbursement from Novartis for these contractual payments to UABRF which have been recorded as collaboration revenue – related party in our condensed consolidated statement of operations for the three months ended September 30, 2012.

On September 25, 2012, we entered into a seven year lease agreement pursuant to which we obtained the right to lease 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts beginning on or about April 1, 2013. The square footage of the leased property includes 5,596 square feet of office space located on the premises that will become available to us on or prior to February 28, 2014. The monthly rent payable in the first year of the lease is $0.2 million. The lease provides for 3% annual rent increases every year following the first year. We have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. The future expected rental payments under this lease are included in the table above.

On September 25, 2012, we entered into an agreement with the landlord of our current laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts pursuant to which the lease for this space will terminate on or about May 1, 2013. In light of the termination of this lease and our planned relocation to 320 Bent Street in Cambridge, Massachusetts, the net book value of the leasehold improvements and certain of our property and equipment will be depreciated over the remaining lease term.

In connection with the two operating leases for office and laboratory space described above, we have two letters of credit with a commercial bank totaling $2.1 million which expire at varying dates through December 31, 2013.

As of September 30, 2012, we had $2.8 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2012.

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

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. We are in the process of assigning these patent rights to Novartis.

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

In July 2012, we and Novartis materially amended the development and commercialization agreement that was established in May 2003. We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The non-exclusive license is the only deliverable remaining under the modified arrangement and since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million and we recognized the excess deferred revenue over the BESP, or $19.7 million, as collaborative revenue — related party in the third quarter of 2012. As of September 30, 2012, the remaining balance of $4.9 million was included in deferred revenue, related party in our condensed consolidated balance sheet and will be recognized as collaboration revenue — related party on a straight-line basis over the term of the non-exclusive license, or seven years.

In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts. Our key assumptions in the discounted cash flow model included the following market conditions and entity-specific factors: a) the specific rights and limitations provided under the non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates; b) the current stage of development of Novartis’ HCV drug candidates and related risks and estimated commercialization timelines; c) the probability of successfully developing and commercializing a combination HCV drug therapy; d) the probable treatment combination; e) the market size for the probable treatment combination including the associated sales figures which generate royalty revenue; and f) the expected product life of the probable treatment combination assuming commercialization. We utilized an industry standard royalty rate in our analysis representing the mean royalty rate for phase II product licensing. We utilized a discount rate representing the risk-adjusted weighted average cost of capital derived from returns on capital for comparable companies. These assumptions involve judgment and uncertainty.

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

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 of this quarterly report for discussions of our legal proceedings.

Item 1A.	Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the period ended March 31, 2012, our Quarterly Report on Form 10-Q for the period ended June 30, 2012 and in this Quarterly report on Form 10-Q before deciding to invest in our securities.

Factors Related to Our Business

The FDA placed two of our drug candidates for the treatment of HCV on clinical hold and our business may be adversely affected if we are not able to continue to pursue development of these drug candidates or if we are significantly delayed in developing these drug candidates.

Our primary research and development focus is the treatment of patients with HCV. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In previous clinical trials as well as the ongoing phase IIb clinical trial of IDX184 in combination with Peg-IFN/RBV, we have found no evidence to date of toxicity in patients dosed with IDX184 with Peg-IFN/RBV beyond that seen with Peg-IFN/RBV alone. There are currently no patients receiving IDX184 worldwide. No patients have been dosed to date with IDX19368 as the IND for IDX19368 was submitted to the FDA in July 2012. We are reviewing additional pre-clinical and clinical data and conducting further testing to respond to the FDA’s concerns. There is no assurance that the FDA will allow us to pursue further development of either of these drug candidates. If we are not able to continue development of either of these drug candidates, or if our progress in development of these candidates is slowed significantly, our business may be adversely affected.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational agents, which may delay or preclude their further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates for the treatment of HCV, IDX184 and IDX320, were placed on clinical hold by the FDA following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the program was placed on partial clinical hold, which allowed us to initiate a phase IIb 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. In February 2012, the FDA removed the partial clinical hold on IDX184. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses each year since our inception in May 1998. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. Tyzeka®/Sebivo®, our only product to reach commercialization, is marketed by Novartis and we received royalty payments associated with sales of this product through July 2012. Subsequent to July 2012, under the termination agreement entered into with Novartis, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. We will not be able to generate revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our other drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

We believe our cash and cash equivalents balance at September 30, 2012 will be sufficient to sustain operations through at least March 31, 2014. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In previous clinical trials as well as the ongoing phase IIb clinical trial of IDX184 in combination with Peg-IFN/RBV, we have found no evidence to date of toxicity in patients dosed with IDX184 with Peg-IFN/RBV beyond that seen with Peg-IFN/RBV alone. We are reviewing additional pre-clinical and clinical data and conducting further testing to respond to the FDA’s concerns. There is no assurance that the FDA will allow us to pursue further development of either of these drug candidates.

Drug candidates we discover, license or acquire will require additional and likely substantial development, including formulation optimization, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities.

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

As of September 30, 2012, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals and Pharmasset, Inc., by F. Hoffman-LaRoche & Co. and Gilead Sciences, Inc., respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can invest in their HCV development pipelines.

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

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. In June 2012, the License Commission granted an extension of the July 2010 variance until the end of the lease term, or December 31, 2013. We may, however, be required to cease certain activities at the building if: a) the noise emitted from certain rooftop equipment at our research facility exceeds the levels permitted by the special variance; or b) any future legal challenge to the position of the City of Cambridge and the License Commission is unsuccessful. In any such event, we could be required to relocate to another facility which could interrupt some of our business activities and could be time consuming and costly.

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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in August 2012, the FDA placed IDX184 our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In previous clinical trials as well as the ongoing phase IIb clinical trial of IDX184 in combination with Peg-IFN/RBV we have found no evidence to date of toxicity in patients dosed with IDX184 with Peg-IFN/RBV beyond that seen with Peg-IFN/RBV alone. There is no assurance that the FDA will allow us to pursue further development of either of these drug candidates.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold, and we do not know whether or when the FDA will allow us to continue development of either of these drug candidates. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. Even if we successfully complete our clinical trials with respect to our drug candidates, we may not receive regulatory approval for such candidates.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any partner to generate revenues from a particular drug candidate. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold, and we do not know whether or when the FDA will allow us to continue development of either of these drug candidates. Also in February 2011, ViiV informed us that the FDA placed ‘761, our product candidate for the treatment of HIV which we licensed to ViiV in 2009, on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or any partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or any future partners successfully develop could be subject to post market surveillance and testing.

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

In July 2008, we, our former chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, those of our officers, directors and other stockholders who sold shares to Novartis, losses it suffers as a result of any breach of the representations and warranties we made to Novartis relating to our HBV drug candidates and may assert that such losses include the settlement payments. Under the termination agreement we entered into with Novartis in July 2012, Novartis is required to reimburse us for our contractual payments we make to UABRF under the settlement agreement.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK, in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010 or November 2011. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 25% as of October 24, 2012.

The safety or efficacy profile of any of our HCV clinical candidates may differ in combination with other existing or future drugs used to treat HCV, including those being developed by Novartis, and therefore may preclude the further development or approval of our HCV clinical candidates, which could materially harm our business.

Phase II and phase III clinical trials of other DAAs similar to those being developed by us are now being conducted in combination with the current standard of care and increasingly, with other DAAs in clinical development. Therefore, the clinical development and commercialization pathway for our product candidates we may develop in the future for the treatment of HCV, will require that it be evaluated during clinical trials in combination with other existing or future antivirals. When combined with other HCV therapies, our product candidates may demonstrate unexpected side effects even if our product candidates demonstrate meaningful therapeutic benefits equal to or better than our competitors’ compounds, an acceptable safety profile, and a dose amenable to combination therapy in phase I and other early-stage clinical trials. Under limited circumstances, Novartis has rights to combine its HCV clinical candidates, including alisporivir, with our HCV clinical candidates, including IDX184, IDX719 and IDX19368. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold and we do not know whether or when the FDA will allow us to continue development of either of these drug candidates. Novartis may elect to perform certain combination trials with our HCV clinical candidates and its clinical candidates. We believe the optimized treatment of HCV will involve the combination of three or more antiviral compounds. We cannot assure that any of our HCV clinical candidates will be amenable for use in combination with some, or any, existing therapies or those in clinical development, including HCV clinical candidates developed by Novartis now or in the future.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates. We may seek a partner who will assist in the future development and commercialization of our drug candidates for the treatment of HCV. The terms and conditions of our termination agreement with Novartis may discourage other third-parties from entering into future collaboration agreements and relationships with us. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094 (formerly INX-189). In previous clinical trials as well as the ongoing phase IIb clinical trial of IDX184 in combination with Peg-IFN/RBV we have found no evidence to date of toxicity in patients dosed with IDX184 with Peg-IFN/RBV beyond that seen with Peg-IFN/RBV alone. There can be no assurance that the FDA will allow us to continue to pursue development of either of these drug candidates. Even if the FDA removes these clinical holds, if we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations in the aggregate of $11.0 million. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is committed to reimburse us for our contractual payment obligations due to third-parties, including UABRF, in connection with intellectual property related to Tyzeka®/Sebivo®.

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

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors associated with IDX184, IDX19368 and/or our NS5A inhibitor, IDX719. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Gilead Sciences, Inc., Bristol-Myers Squibb Company, Enanta Pharmaceuticals, Inc., Presidio Pharmaceuticals, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available to us on commercially reasonable terms or at all. The USPTO may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms. Given the breadth of our patent portfolio to HCV nucleosides/nucleotides, we expect many competitors to challenge our patents in, for example, Europe, Canada, Australia or the United States at the appropriate time. We cannot predict whether these challenges will occur, or, if they do, exactly when they will occur. We also cannot predict the outcome of any of these challenges, and they may be expensive and time consuming.

In June 2012, Gilead Sciences, Inc. filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the U.S. interference and is not relevant to IDX184 or any other compounds we currently have under development. In September 2012, Gilead Sciences, Ltd. filed suit against us in the Norway District Court of Oslo seeking to invalidate one of our issued Norwegian patents. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the U.S. interference and is not relevant to IDX184 or any other compounds we currently have under development. Gilead Sciences, Inc. may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents. While we cannot predict whether we will prevail, we intend to vigorously defend these actions and any others like it brought by any third-party. We expect these litigation proceedings could be expensive and time consuming, but we do not believe they will be relevant to any of our current clinical candidates, including IDX184.

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

•

the results and timing of regulatory actions relating to the approval of our drug candidates, including any decision by the regulatory authorities to place a clinical hold on our drug candidates, such as the clinical holds placed on IDX184 and IDX19368 in August 2012;

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of October 24, 2012, we had 133,882,699 shares of common stock issued and outstanding, together with outstanding options to purchase 7,644,088 shares of common stock with a weighted average exercise price of $7.58 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Novartis’ ownership of our common stock could delay or prevent a change in corporate control.

As of October 24, 2012, Novartis owned approximately 25% of our common stock. This concentration of ownership may harm the market price of our common stock by:

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

The stock market frequently experiences extreme price and volume fluctuations. In August 2012, we experienced a significant decline in our stock price based, in part, on the FDA’s decision to place a partial clinical hold on IDX184 and a clinical hold on IDX19368, two of our drug candidates for the treatment of HCV. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: November 1, 2012	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2012	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT