Form 10-Q
period 2013-03-31
IDENIX PHARMACEUTICALS INC
filed 2013-04-30
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

320 Bent Street Cambridge, MA	02141
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 19, 2013, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 133,959,205 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II-Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44

EX-21.1 Subsidiaries of the Company
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$205,297	$230,826
Restricted cash	2,103	2,103
Receivables from related party	1,350	1,195
Other current assets	4,873	3,668

Total current assets	213,623	237,792
Property and equipment, net	3,114	3,274
Receivables from related party, net of current portion	5,918	6,210
Other assets	3,838	3,589

Total assets	$226,493	$250,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,699	$5,771
Accrued expenses	15,513	9,293
Deferred revenue, related party	714	714
Other current liabilities	142	154

Total current liabilities	22,068	15,932
Other long-term liabilities	7,706	7,513
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	3,810	3,988

Total liabilities	37,856	31,705
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2013 and December 31, 2012; 133,959,205 and 133,957,689 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	134	134
Additional paid-in capital	927,251	926,671
Accumulated other comprehensive income	121	470
Accumulated deficit	(738,869)	(708,115)

Total stockholders’ equity	188,637	219,160

Total liabilities and stockholders’ equity	$226,493	$250,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues:
Collaboration revenue - related party	$852	$(423)
Other revenue	—	36,068

Total revenues	852	35,645
Operating expenses:
Cost of revenues	332	1,170
Research and development	24,008	18,593
General and administrative	7,535	4,774

Total operating expenses	31,875	24,537

Income (loss) from operations	(31,023)	11,108
Other income, net	271	342

Income (loss) before income taxes	(30,752)	11,450
Income tax expense	(1)	(1)

Net income (loss)	$(30,753)	$11,449

Earnings (loss) per common share:
Basic	$(0.23)	$0.11

Diluted	$(0.23)	$0.10

Weighted average number of common shares outstanding:
Basic	133,958	107,751

Diluted	133,958	112,330

Comprehensive income (loss):
Net income (loss)	$(30,753)	$11,449
Changes in other comprehensive income:
Foreign currency translation adjustment	(349)	208

Comprehensive income (loss)	$(31,102)	$11,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(30,753)	$11,449
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	866	819
Share-based compensation expense	1,248	730
Revenue adjustment for contingently issuable shares	(673)	2,417
Other	—	(1)
Changes in operating assets and liabilities:
Receivables from related party	137	(57)
Other assets	511	212
Accounts payable	(71)	1,544
Accrued expenses and other current liabilities	3,671	2,706
Deferred revenue	—	(36,068)
Deferred revenue, related party	(179)	(781)
Other liabilities	207	(225)

Net cash used in operating activities	(25,036)	(17,255)

Cash flows from investing activities:
Purchases of property and equipment	(249)	(371)
Release of restricted cash	—	411

Net cash provided by (used in) investing activities	(249)	40

Cash flows from financing activities:
Proceeds from exercise of common stock options	5	3,798
Proceeds from issuance of common stock to related party	—	291

Net cash provided by financing activities	5	4,089
Effect of changes in exchange rates on cash and cash equivalents	(249)	113

Net decrease in cash and cash equivalents	(25,529)	(13,013)
Cash and cash equivalents at beginning of period	230,826	118,271

Cash and cash equivalents at end of period	$205,297	$105,258

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(673)	$3,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS OVERVIEW

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV, using nucleotide polymerase inhibitors and NS5A inhibitors. In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of IDX719, our once-daily pan-genotypic NS5A inhibitor, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, boosted with low dose ritonavir, being developed by Janssen. Phase II clinical trials of IDX719 and simeprevir are expected to begin in the first half of 2013. We also expect to file an investigational new drug application, or IND, for our lead uridine-based nucleotide analog candidate in the first half of 2013. We are also currently conducting IND-enabling studies for additional nucleotide prodrugs.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at March 31, 2013, we had an accumulated deficit of $738.9 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2013. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year ended condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, judgments and methodologies, including those related to revenue recognition, accrued expenses, clinical trial expenses, impairment and amortization of long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2013.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and will not have a material impact on our financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. For multiple-element revenue arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13.

We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Collaboration Revenue — Related Party

In May 2003, we entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. In May 2003, we also entered into a stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. On July 31, 2012, we and Novartis materially modified our collaboration by executing a termination and revised relationship agreement, which we refer to as the termination agreement, and by amending the stockholders’ agreement, which we refer to as the second amended and restated stockholders’ agreement. Subsequent to August 2012, we recognize revenue related to the termination agreement with Novartis under ASU No. 2009-13.

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The details of the termination agreement is described more fully in Note 6. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither vendor-specific objective evidence, or VSOE, nor third-party evidence, or TPE, for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the best estimate of selling price, or BESP. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million which is recognized as collaboration revenue from related party on a straight-line basis over the term of the non-exclusive license, or seven years. As of March 31, 2013, the remaining balance of $4.5 million was included in deferred revenue from related party in our condensed consolidated balance sheet. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts.

Also under the collaboration with Novartis, if we issue any shares of capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. This stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. The fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. This stock subscription right is described more fully in Note 6.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current based on the expected release date of the restrictions.

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

At March 31, 2013 and December 31, 2012, all of our receivables from related party were due from Novartis related to Novartis’ commitment under the termination agreement to reimburse us for contractual payments due by us to third-parties (Note 7).

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2013 and December 31, 2012, we had $184.0 million invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at March 31, 2013 or at December 31, 2012. There were no gross unrealized gains or losses for the three months ended March 31, 2013 or 2012.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method) and the issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 6) and restricted stock awards.

Basic and diluted net loss per share for the three months ended March 31, 2013 was as follows:

Three Months Ended March 31, 2013
(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(30,753)
Basic and diluted weighted average number of common shares outstanding	133,958
Basic and diluted net loss per common share	$(0.23)

The following potential common shares were excluded from the calculation of basic and diluted net loss per common share for the three months ended March 31, 2013 because their effect was anti-dilutive:

March 31, 2013
(In Thousands)

Options	8,994
Contingently issuable shares to related party	512

9,506

Basic and diluted net income per share for the three months ended March 31, 2012 was as follows:

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Amount per Share
	In Thousands, Except per Share Data
Basic EPS:
Income available to common stockholders	$11,449	107,751	$0.11

Effect of Dilutive Securities:
Options	—	3,323
Contingently issuable shares to related party	—	1,256

Diluted EPS:
Income available to common stockholders	$11,449	112,330	$0.10

There were 1.8 million potential common shares excluded from the calculation of diluted net income per common share as of the three months ended March 31, 2012 because their effect was anti-dilutive.

In addition to the contingently issuable shares to related party listed in the tables above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
	(In Thousands)

Research and development contract costs	$7,149	$2,686
Payroll and benefits	2,087	2,946
Professional fees	3,112	1,204
Short-term portion of accrued settlement payment	1,006	976
Other	2,159	1,481

	$15,513	$9,293

In February 2013, we announced that we had elected not to continue development of IDX184 and IDX19368 for the treatment of HCV. As of March 31, 2013, we have accrued approximately $2.4 million of research and development expense representing the estimated costs to complete ongoing activities related to these programs. In addition, accrued expenses related to our discovery programs were $2.0 million as of March 31, 2013 compared to $0.2 million at December 31, 2012.

5. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Research and development	$469	$298
General and administrative	779	432

Total share-based compensation expense	$1,248	$730

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended March 31,
	2013	2012

Weighted average fair value of options	$3.02	$7.71
Risk-free interest rate	0.87%	0.88%
Expected dividend yield	—	—
Expected option term (in years)	5.27	5.32
Expected volatility	80.4%	79.1%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2012	7,555,598	$7.60
Granted	1,504,800	$4.64
Cancelled	(65,178)	$8.14
Exercised	(1,516)	$2.97

Options outstanding at March 31, 2013	8,993,704	$7.10

Options exercisable at March 31, 2013	5,703,730	$7.39

We had an aggregate of $14.1 million of share-based compensation expense as of March 31, 2013 remaining to be amortized over a weighted average expected term of 2.90 years.

6. COLLABORATIONS

Janssen Pharmaceuticals, Inc. Collaboration

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all oral direct acting antiviral, or DAA, HCV combination therapies. The combination therapies involve IDX719, our once-daily pan-genotypic NS5A inhibitor, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, boosted with low dose ritonavir, being developed by Janssen.

Under the terms of this collaboration agreement, we will conduct the clinical trials. Clinical development plans include drug-drug interaction studies, followed by phase II studies as agreed between the companies, pending approval from regulatory authorities. The phase II program is expected to first evaluate the two-DAA combination of IDX719 and simeprevir (TMC435) plus ribavirin in treatment-naïve HCV-infected patients. Subsequently, the companies plan to evaluate a three-DAA combination of IDX719, simeprevir (TMC435), and TMC647055 with low dose ritonavir, with and without ribavirin, in a broader group of HCV-infected patients.

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

Novartis Collaboration

In May 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’ agreement with Novartis. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement. As of April 19, 2013, Novartis owned approximately 25% of our outstanding common stock.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Termination Agreement

Termination of Novartis’ Option to License our Development Stage Drug Candidates

Pursuant to the termination agreement entered into in July 2012, Novartis’ option right to license our current and future development-stage drug candidates in any therapeutic area was terminated. In exchange, we agreed to pay Novartis a royalty based on worldwide product sales of our HCV drug products, unless such drug products are prescribed in combination with Novartis’ HCV drug products. The royalty percentage will vary based on our commercialized HCV drug product, but range from the high single digits to the low double digit percentages. Royalties are payable until the later to occur of: a) expiration of the last-to-expire of specified patent rights in a country; or b) ten years after the first commercial sale of a product in such country, provided that if royalties are payable on a product after the expiration of the patent rights in a country, each of the respective royalty rates for such product in such country would be reduced by one-half.

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

Since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for this non-exclusive license was established using the BESP. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million which is recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During the three months ended March 31, 2013, we recognized $0.2 million of collaboration revenue related to the non-exclusive license and as of March 31, 2013, we had a balance of $4.5 million of deferred revenue from related party in our condensed consolidated balance sheet.

Treatment of Product Sales of Tyzeka®/Sebivo® for the Treatment of the Hepatitis B Virus

Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of telbivudine (Tyzeka®/Sebivo®) for the treatment of hepatitis B virus, or HBV. Novartis is committed to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We are otherwise responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in Note 7.

Termination or Breach by Either Party

If either we or Novartis materially breaches the termination agreement and does not cure such breach within 30 days, the non-breaching party may terminate this agreement in its entirety. Either party may also terminate this agreement, effective immediately, if the other party files for bankruptcy, is dissolved, or has a receiver appointed for substantially all of its property. Novartis may also terminate this agreement for convenience. If Novartis terminates this agreement either because of a material breach by us that has not been cured or because we have filed for bankruptcy, Novartis may, at its election, retain the licenses granted to it by us under the termination agreement to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates and we would remain obligated to make royalty payments to Novartis based on sales of our HCV drug products. If we terminate this agreement either because of a material breach by Novartis that has not been cured or because Novartis has filed for bankruptcy, or if Novartis terminates this agreement for convenience, the licenses granted to Novartis to conduct combination trials terminate and we would remain obligated to make royalty payments to Novartis based on sales of our HCV drug products.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our development, manufacture and commercialization of our HCV products. We have also agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, the development and commercialization agreement and a stock purchase agreement entered into in 2003. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our drug candidates for the treatment of HBV and HCV, including representations regarding ownership of related inventions and discoveries. In the event of a breach of any such representation or warranty by us, Novartis has the right to seek indemnification from us and, under certain circumstances, our stockholders who sold shares to Novartis in 2003, which includes some of our current and former directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we and our stockholders could be liable to Novartis could be substantial.

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

Second Amended and Restated Stockholders’ Agreement

In May 2003, we entered into the stockholders’ agreement with Novartis and in July 2012, we amended this agreement by executing the second amended and restated stockholders’ agreement which includes the terms as described below.

Novartis’ Registration Rights

Under the second amended and restated stockholders’ agreement, Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates.

Corporate Governance Rights

Under the second amended and restated stockholders’ agreement executed in July 2012, we have agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock. Novartis has the rights to appoint a non-voting observer to any committee of our board of directors. Novartis has no other corporate governance rights under the second amended and restated stockholders’ agreement.

Novartis’ Stock Subscription Rights

Under the stockholders’ agreement, if we issued any shares of capital stock, other than in certain situations, Novartis had the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Under the second amended and restated stockholders’ agreement, Novartis continues to have the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock.

This stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

For the three months ended March 31, 2013, the $0.7 million impact of Novartis’ stock subscription rights reduced additional paid-in capital and increased license fee revenue.

7. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with the University of Alabama at Birmingham, or UAB, which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2013.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and human immunodeficiency virus type-1, or HIV technologies. We are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from a collaborator or other third-party.

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and Le Centre National de la Recherche Scientifique, or CNRS, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheet as of March 31, 2013 was a $6.9 million liability related to this settlement agreement. Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at March 31, 2013 was $6.9 million for the reimbursement from Novartis for these contractual payments to UABRF.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. These payments were recorded as receivables from related party on our condensed consolidated balance sheets. Until the assignment of such patents rights to Novartis is effective, payments from Novartis to reimburse us for our contractual payments to CNRS and

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

the University of Montpellier will be recorded as a deferred payment obligation on our condensed consolidated balance sheets and we will continue to charge payments we make to CNRS to cost of revenues on our condensed consolidated statement of operations and comprehensive income (loss). We are in the process of assigning these patent rights to Novartis.

Legal Contingency

We have been involved in a dispute with the City of Cambridge, Massachusetts and its License Commission pertaining to the level of noise emitted from certain rooftop equipment at our research facility located at 60 Hampshire Street in Cambridge. The License Commission has claimed that we are in violation of the local noise ordinance pertaining to sound emissions, based on a complaint from neighbors living adjacent to the property. We have contested this alleged violation before the License Commission, as well as the Middlesex County, Massachusetts, Superior Court. In July 2010, the License Commission granted us a special variance from the requirements of the local noise ordinance for a period of one-year, effective as of July 1, 2010. In August 2011, the License Commission granted an extension of the July 2010 variance until August 2012. In June 2012, the License Commission granted an extension of the July 2010 variance until the end of our original lease term, or December 31, 2013. In April 2013, we terminated our lease at 60 Hampshire Street and therefore will not request any additional variances from the License Commission.

In February 2012, an interference was declared by the United States Patent and Trademark Office, or the USPTO, concerning a patent application co-owned by us and a patent owned by Gilead Pharmasset LLC, or Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference is an adversarial proceeding declared by the USPTO when a party has a U.S. patent application that covers the same invention as another patent application or issued patent to determine priority of invention in the United States. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’.

In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead. Therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference is expected to commence in the second quarter of 2013 and will determine which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding. While we cannot predict whether we will prevail in the interference, we intend to vigorously defend this action and any others like it brought by any third-party. We do not believe our co-owned application at issue in the interference is relevant to any compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and the interference proceeding is likely to be expensive and time consuming. In the event we do not prevail in the interference, certain or all claims in our application may not be issued. In the event we do not prevail, we do not believe we will be required to make any payments to any third-parties and therefore we have not recorded a liability associated with this potential contingent matter.

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

Operating Leases

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. The square footage of the leased property includes 5,596 square feet of office space located on

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

the premises that will become available to us on or prior to February 28, 2014. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. In connection with these operating leases for office and laboratory space, we have two letters of credit with a commercial bank totaling $2.1 million which expire at varying dates through December 31, 2013. In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of the development, manufacture and commercialization of our HCV products. We have also agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, development and commercialization agreement and a stock purchase agreement entered into in 2003. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries. In the event of a breach of any such representation or warranty by us, Novartis has the right to seek indemnification from us and, under certain circumstances, us and our stockholders who sold shares to Novartis in 2003, which includes some of our current and former directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we and our stockholders could be liable to Novartis could be substantial. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

Under the license agreement with ViiV Healthcare Company, or ViiV, and the stock purchase agreement with GlaxoSmithKline, or GSK, we have agreed to indemnify ViiV as sublicensee, GSK and their affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties regarding our non-nucleoside reverse transcriptase inhibitor program regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them, we would be in breach of these agreements. In the event of a breach, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. The amounts for which we may be liable could be substantial. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

Under the Janssen collaboration agreement, we agreed to indemnify Janssen against losses suffered as a result of our breach of representations and warranties in the agreement and/or any injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of IDX719. We made numerous representations and warranties to Janssen. If one or more of these representations or warranties were not true at the time they were made, we would be in breach of the agreement. In the event of a breach by us or in the event of injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of IDX719, Janssen has the right to seek indemnification from us for damages suffered as a result of such breach or subject injury. The amounts for which we could be liable to Janssen under these circumstances may be substantial. In the instance where a subject in a clinical trial suffers injury or death and it is not determinable which compound caused the injury or death, each party shall be responsible for defending any third-party claims alleged against the party after the application of our clinical trial insurance, to the extent applicable.

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

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on nucleotide polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop all oral combinations of direct-acting antiviral, or DAA, drug candidates that should eliminate the need for interferon and/or ribavirin with the current treatment for HCV. Our objective is to develop low dose, once- or twice-daily agents with broad genotypic activity that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We may seek to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleotide drug candidates.

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Indication	Drug Candidates/Programs	Description

HCV	NS5A Inhibitor (IDX719)	In June 2012, we completed a three-day proof-of-concept study which evaluated 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. Data from this clinical trial demonstrated that IDX719 monotherapy was well-tolerated at daily doses up to 100 mg and showed potent antiviral activity across HCV genotypes 1-4, with mean maximal viral load reductions up to approximately 4.0 log10 IU/mL.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of IDX719, our once-daily pan-genotypic NS5A inhibitor, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, boosted with low dose ritonavir, being developed by Janssen. We expect to initiate a phase II clinical trial evaluating IDX719 and simeprevir (TMC435) in the first half of 2013.

	Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we are exploring a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. We are conducting investigational new drug application, or IND, enabling studies for a new uridine nucleotide prodrug and an IND is expected to be filed in the first half of 2013. We are also currently conducting IND-enabling studies for additional nucleotide prodrugs.

All of our drug candidates are currently in preclinical or clinical development. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at March 31, 2013, we had an accumulated deficit of $738.9 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

Revenues for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$852	$(1,636)
Royalty revenue	—	1,213

	852	(423)

Other revenue:
Collaboration revenue	—	36,068

Total revenues	$852	$35,645

Collaboration revenue from related party consisted of revenues associated with our collaboration with Novartis Pharma AG, or Novartis, for the worldwide development and commercialization of our drug candidates. Collaboration revenue from related party was comprised of the following:

•

for the three months ended March 31, 2013, the best estimate of selling price of the non-exclusive license that we granted to Novartis for combination trials pursuant to the termination and revised relationship agreement entered into with Novartis in July 2012, or the termination agreement, net of changes for Novartis’ stock subscription rights, which is recognized over the term of the non-exclusive license, or seven years; for the three months ended March 31, 2012, license and other fees received from Novartis for the license of our hepatitis B virus, or HBV, and HCV drug candidates, net of changes for Novartis’ stock subscription rights, which were recognized over the development period of our licensed drug candidates; and

•	for the three months ended March 31, 2012, royalty payments associated with product sales of telbivudine (Tyzeka®/Sebivo®) made by Novartis.

Collaboration revenue from related party was $0.9 million in the three months ended March 31, 2013 as compared to $(0.4) million in the same period in 2012. The $1.3 million increase was primarily due to $2.3 million related to the impact of Novartis’ stock subscription rights. In the three months ended March 31, 2012, the value of Novartis’ stock subscription right resulted in recording $1.6 million in net contra-revenue. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q. Royalty revenue decreased by $1.2 million due to no longer receiving royalty or milestone payments from Novartis as of August 2012 based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV.

There was no collaboration revenue recognized under the license agreement with ViiV Healthcare Company, or ViiV, which we refer to as the ViiV license agreement, in the three months ended March 31, 2013 as compared to $36.1 million in the same period in 2012. The ViiV license agreement was terminated on March 15, 2012.

Cost of Revenues

Cost of revenues were $0.3 million in the three months ended March 31, 2013 as compared to $1.2 million in the same period in 2012. The decrease of $0.9 million was primarily due to the recognition of deferred expenses related to the termination of the ViiV license agreement on March 15, 2012.

Research and Development Expenses

Research and development expenses were $24.0 million in the three months ended March 31, 2013 as compared to $18.6 million in the same period in 2012. The increase of $5.4 million was primarily due to $5.1 million of expenses related to preclinical costs of our nucleotide polymerase inhibitor programs and $3.6 million of expenses related to our IDX719 program. These costs were partially offset by a decrease of $4.0 million in preclinical and clinical trial expenses related to IDX184 and IDX19368 which were discontinued in early 2013.

We expect our research and development expenses for 2013 to be higher than the amount incurred in 2012 mainly due to the advancement of IDX719 into phase II clinical trials as well as the development of our research pipeline.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $7.5 million in the three months ended March 31, 2013 as compared to $4.8 million in the same period in 2012. The increase of $2.7 million was mainly due to $1.6 million of additional patent interference and litigation costs as well as $0.6 million of additional salaries and personnel costs.

We expect our general and administrative expenses in 2013 to be significantly higher than those incurred in 2012 primarily due to expected higher legal costs associated with patent litigation in various jurisdictions.

Other Income, Net

Other income, net was $0.3 million in the three months ended March 31, 2013 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2012.

Income Tax Expense

Income tax expense was less than $0.1 million in the three months ended March 31, 2013 which was substantially unchanged as compared to the same period in 2012.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis through July 31, 2012;

•	license, milestone and stock purchase payments from ViiV and GlaxoSmithKline, or GSK through March 15, 2012;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo® and compounds Novartis previously licensed from us;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010, April 2011, November 2011 and August 2012;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We had total cash and cash equivalents of $205.3 million and $230.8 million as of March 31, 2013 and December 31, 2012, respectively. We believe that our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2014. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of March 31, 2013, all of our investments were in money market funds.

We have incurred losses in each year since our inception and at March 31, 2013, we had an accumulated deficit of $738.9 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In August 2012, we issued 25.3 million shares of our common stock under a shelf registration and received $190.5 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

Net cash used in operating activities was $25.0 million and $17.3 million in the three months ended March 31, 2013 and 2012, respectively. The $7.7 million net change was primarily due to $7.4 million of higher operating expenses.

Net cash used in investing activities was $0.2 million and net cash provided by investing activities was less than $0.1 million in the three months ended March 31, 2013 and 2012, respectively. The increase of $0.3 million in cash used in 2013 was primarily due to the release of $0.4 million of restricted cash in 2012.

Net cash provided by financing activities was less than $0.1 million and $4.1 million in the three months ended March 31, 2013 and 2012, respectively. The decrease of $4.1 million was primarily due to a reduction in proceeds from the exercise of stock options in 2013 compared to 2012.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of March 31, 2013:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In Thousands)

Operating leases	$22,495	$3,146	$6,800	$6,432	$6,117
Settlement payments and other agreements	1,956	1,412	544	—	—
Long-term obligations	6,372	—	918	5,000	454

Total contractual obligations	$30,823	$4,558	$8,262	$11,432	$6,571

Included in the table above is $6.9 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the July 2012 termination agreement with Novartis, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at March 31, 2013 was $6.9 million for the reimbursement from Novartis for our contractual payments to UABRF.

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. The square footage of the leased property includes 5,596 square feet of office space located on the premises that will become available to us on or prior to February 28, 2014. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. The future expected rental payments under this lease are included in the table above.

In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts. Upon termination of this lease, a significant portion of our leasehold improvements will be retired in the second quarter of 2013.

In connection with the operating leases for office and laboratory space described above, we have two letters of credit with a commercial bank totaling $2.1 million which expire at varying dates through December 31, 2013.

As of March 31, 2013, we had $0.8 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2013.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and other technologies. We are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from a collaborator or other third-party.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and human immunodeficiency virus type-1, or HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. Until the assignment of such patent rights to Novartis is effective, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier will be recorded as a deferred payment obligation on our condensed consolidated balance sheet and we will continue to charge payments we make to CNRS to cost of revenues on our condensed consolidated statement of operations and comprehensive income (loss). We are in the process of assigning these patent rights to Novartis.

In March 2003, we entered into a final settlement agreement with Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. The settlement agreement we entered into with Sumitomo provides for a $5.0 million milestone payment to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. As part of the termination agreement, Novartis remains obligated to reimburse us for any such payment made to Sumitomo.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and will not have a material impact on our financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 7 of this quarterly report for discussions of our legal proceedings.

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

Our primary research and development focus is the treatment of patients with HCV. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. These three compounds are guanosine-based nucleotide polymerase inhibitors. In February 2013, the FDA communicated to us that IDX184 and IDX19368 would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. If the FDA or other regulatory agencies continue to express safety concerns regarding the possibility of cardiac-related adverse events with respect to nucleotide drug candidates, future preclinical and clinical studies involving such compounds may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instance, our progress in the development of these drug candidates may be significantly slowed. If our development timelines are significantly slowed, our business may be adversely affected.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational agents, which may delay or preclude their further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates for the treatment of HCV, IDX184 and IDX320, were placed on clinical hold by the FDA following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the IDX184 program was placed on partial clinical hold, which allowed us to initiate a phase II 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. In February 2012, the FDA removed the partial clinical hold on IDX184. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.

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

We believe our cash and cash equivalents balance at March 31, 2013 will be sufficient to sustain operations into at least the second half of 2014. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As part of our strategy, we intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of additional drug candidates that we successfully discover, license or otherwise acquire. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our ongoing phase II clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, we have observed no evidence of severe cardiac findings to date. We reviewed additional preclinical and clinical data and conducted further testing to respond to the FDA’s concerns with respect to IDX19368. In December 2012, we submitted a response package to the FDA and in February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs.

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

As of March 31, 2013, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. Additionally, adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. Even if we successfully complete our clinical trials with respect to our drug candidates, we may not receive regulatory approval for such candidates.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any partner to generate revenues from a particular drug candidate. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. In February 2011, ViiV informed us that the FDA placed ‘761, our product candidate for the treatment of HIV which we licensed to ViiV in 2009, on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or any partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or any future partners successfully develop could be subject to post market surveillance and testing.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK, in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010, November 2011 or August 2012. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 25% as of April 19, 2013.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates. We may seek a partner who will assist in the future development and commercialization of our drug candidates for the treatment of HCV, as we have with Janssen. The terms and conditions of our termination agreement with Novartis may discourage other third-parties from entering into future collaboration agreements and relationships with us. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. In August 2012, the FDA placed IDX184, our most advanced HCV compound under clinical development, on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our ongoing phase II clinical trial of IDX184 in combination with Peg-IFN/RBV we have observed no evidence of severe cardiac findings to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. Even if the FDA permits us to develop future drug candidates, if we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the United States Patent and Trademark Office, or USPTO, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our product or drug candidates or for their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. In February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead Pharmasset LLC, or Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead. Therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference is expected to commence in the second quarter of 2013 and will determine which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding. While we cannot predict whether we will prevail in the interference, we intend to vigorously defend this action and any others like it brought by any third-party. We do not believe our co-owned application at issue in the interference is relevant to any compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and the interference proceeding is likely to be expensive and time consuming.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HCV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	the decision by Novartis to initiate a combination trial with one of our HCV drug candidates;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of April 19, 2013, we had 133,959,205 shares of common stock issued and outstanding, together with outstanding options to purchase 8,993,236 shares of common stock with a weighted average exercise price of $7.10 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Novartis’ ownership of our common stock could delay or prevent a change in corporate control.

As of April 19, 2013, Novartis owned approximately 25% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

The stock market frequently experiences extreme price and volume fluctuations. In August 2012, we experienced a significant decline in our stock price based, in part, on the FDA’s decision to place a partial clinical hold on IDX184 and a clinical hold on IDX19368, two of our drug candidates for the treatment of HCV. In March 2013, we experienced a significant decline in our stock price based, in part, on the USPTO decision in the first phase of the patent interference. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: April 30, 2013	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2013	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.\

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT