Form 10-Q
period 2013-06-30
IDENIX PHARMACEUTICALS INC
filed 2013-08-07
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 22, 2013, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 133,962,861 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II-Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	45

Exhibit Index	46

Exhibit 10.1 First Amendment to Lease, dated May 1, 2013, by and between the Registrant and BMR Rogers Street LLC.
Exhibit 10.2 Amendment No. 1 to Clinical Trial Collaboration Agreement, dated June 25, 2013, by and between the Registrant and Janssen Pharmaceuticals, Inc.
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$177,600	$230,826
Restricted cash	1,402	2,103
Receivables from related party	1,033	1,195
Other current assets	4,930	3,668

Total current assets	184,965	237,792
Property and equipment, net	3,119	3,274
Receivables from related party, net of current portion	5,622	6,210
Other assets	4,248	3,589

Total assets	$197,954	$250,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,067	$5,771
Accrued expenses	13,066	9,293
Deferred revenue, related party	714	714
Other current liabilities	420	154

Total current liabilities	21,267	15,932
Other long-term liabilities	7,451	7,513
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	3,631	3,988

Total liabilities	36,621	31,705
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2013 and December 31, 2012; 133,962,861 and 133,957,689 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	134	134
Additional paid-in capital	928,714	926,671
Accumulated other comprehensive income	272	470
Accumulated deficit	(767,787)	(708,115)

Total stockholders’ equity	161,333	219,160

Total liabilities and stockholders’ equity	$197,954	$250,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012

Revenues:
Collaboration revenue - related party	$112	$1,438

Total revenues	112	1,438
Operating expenses:
Cost of revenues	368	623
Research and development	19,779	20,542
General and administrative	9,141	5,861

Total operating expenses	29,288	27,026

Loss from operations	(29,176)	(25,588)
Other income, net	257	193

Loss before income taxes	(28,919)	(25,395)
Income tax expense	—	—

Net loss	$(28,919)	$(25,395)

Basic and diluted net loss per common share	$(0.22)	$(0.23)
Shares used in computing basic and diluted net loss per common share	133,960	108,372

Comprehensive loss:
Net loss	$(28,919)	$(25,395)
Changes in other comprehensive income:
Foreign currency translation adjustment	151	(460)

Comprehensive loss	$(28,768)	$(25,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Revenues:
Collaboration revenue - related party	$964	$1,015
Other revenue	—	36,068

Total revenues	964	37,083
Operating expenses:
Cost of revenues	700	1,793
Research and development	43,787	39,135
General and administrative	16,676	10,635

Total operating expenses	61,163	51,563

Loss from operations	(60,199)	(14,480)
Other income, net	528	536

Loss before income taxes	(59,671)	(13,944)
Income tax expense	(1)	(1)

Net loss	$(59,672)	$(13,945)

Basic and diluted net loss per common share	$(0.45)	$(0.13)
Shares used in computing basic and diluted net loss per common share	133,959	108,061

Comprehensive loss:
Net loss	$(59,672)	$(13,945)
Changes in other comprehensive income:
Foreign currency translation adjustment	(198)	(252)

Comprehensive loss	$(59,870)	$(14,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(59,672)	$(13,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,144	1,624
Share-based compensation expense	2,635	1,918
Revenue adjustment for contingently issuable shares	(607)	3,061
Other	14	(1)
Changes in operating assets and liabilities:
Receivables from related party	751	(143)
Other assets	(989)	680
Accounts payable	1,297	(373)
Accrued expenses and other current liabilities	2,923	1,906
Deferred revenue	—	(36,068)
Deferred revenue, related party	(357)	(1,562)
Other liabilities	(55)	(424)

Net cash used in operating activities	(52,916)	(43,327)

Cash flows from investing activities:
Purchases of property and equipment	(881)	(486)
Release of restricted cash	701	411

Net cash used in investing activities	(180)	(75)

Cash flows from financing activities:
Proceeds from exercise of common stock options	15	4,308
Proceeds from issuance of common stock to related party	—	291

Net cash provided by financing activities	15	4,599
Effect of changes in exchange rates on cash and cash equivalents	(145)	(159)

Net decrease in cash and cash equivalents	(53,226)	(38,962)
Cash and cash equivalents at beginning of period	230,826	118,271

Cash and cash equivalents at end of period	$177,600	$79,309

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$(607)	$4,058

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

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of samatasvir (IDX719), our once-daily pan-genotypic NS5A inhibitor, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen. In May 2013, we initiated a 12-week, randomized, double-blind, parallel group phase II HELIX-1 clinical trial evaluating the safety and tolerability of samatasvir and simeprevir in addition to antiviral activity endpoints, with a target enrollment of 90 treatment-naïve, non-cirrhotic genotype 1b or 4 HCV-infected patients. Patients will be randomized equally across three treatment arms, receiving either 50, 100 or 150 mg of samatasvir once-daily for 12 weeks in combination with simeprevir plus ribavirin. The first cohort of patients (n=29) has completed enrollment. There have been no treatment-related serious adverse events in the clinical trial to date. The Data Safety Monitoring Board has reviewed the data related to this cohort up to 28 days of treatment and recommended that the study continue to enroll patients. The study is open for randomization of the remaining patients. In the third quarter of 2013, we expect to initiate a 12-week phase II HELIX-2 clinical trial evaluating a three-DAA combination of samatasvir, simeprevir, and TMC647055 with low dose ritonavir, with and without ribavirin in treatment-naïve genotype 1 or 4 HCV-infected patients.

In the second quarter of 2013, we submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for IDX20963, our lead uridine based nucleotide prodrug candidate. In June 2013, the FDA requested additional preclinical safety information for IDX20963. Pending potential resolution of this request, the initiation of clinical testing in the United States of IDX20963 is on hold. We have supplemental preclinical work ongoing and are compiling additional preclinical data to respond to the FDA. We are simultaneously pursuing a clinical development strategy for IDX20963 outside the United States. We are conducting IND-enabling studies for additional nucleotide prodrugs and expect to submit a regulatory filing for a second uridine nucleotide prodrug in the second half of 2013.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at June 30, 2013, we had an accumulated deficit of $767.8 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and did not have a material impact on our financial statements.

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

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The details of the termination agreement is described more fully in Note 6. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither vendor-specific objective evidence, or VSOE, nor third-party evidence, or TPE, for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the best estimate of selling price, or BESP. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million which is recognized as collaboration revenue from related party on a straight-line basis over the seven-year term of the nonexclusive license. As of June 30, 2013, the remaining balance of $4.3 million was

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

included in deferred revenue from related party in our condensed consolidated balance sheet. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts.

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

In connection with certain of our operating lease commitments, we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the condensed consolidated balance sheets. Restricted cash amounts have been classified as current assets based on the expected release date of the restrictions.

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

At June 30, 2013 and December 31, 2012, all of our receivables from related party were due from Novartis related to Novartis’ commitment under the termination agreement to reimburse us for contractual payments due by us to third-parties (Note 7).

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2013 and December 31, 2012, we had $154.0 million and $184.0 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at June 30, 2013 or at December 31, 2012. There were no gross unrealized gains or losses for the three and six months ended June 30, 2013 or 2012.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except		(In Thousands, Except
	per Share Data)		per Share Data)
Basic and diluted net loss per common share:
Net loss	$(28,919)	$(25,395)	$(59,672)	$(13,945)
Basic and diluted weighted average number of common shares outstanding	133,960	108,372	133,959	108,061
Basic and diluted net loss per common share	$(0.22)	$(0.23)	$(0.45)	$(0.13)

The following potential common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2012
	(In Thousands)

Options	7,671	7,874
Contingently issuable shares to related party	511	2,138

	8,182	10,012

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
	(In Thousands)

Research and development contract costs	$5,092	$2,686
Payroll and benefits	2,647	2,946
Professional fees	2,102	1,204
Short-term portion of accrued settlement payment	1,033	976
Other	2,192	1,481

	$13,066	$9,293

In February 2013, we elected not to continue development of IDX184 and IDX19368 for the treatment of HCV. As of June 30, 2013, we have accrued approximately $1.8 million of research and development expenses representing the estimated costs to complete ongoing activities related to these programs. In addition, accrued expenses related to our discovery programs were $1.8 million as of June 30, 2013 compared to $0.2 million at December 31, 2012.

5. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Research and development	$525	$484	$995	$783
General and administrative	861	703	1,640	1,135

Total share-based compensation expense	$1,386	$1,187	$2,635	$1,918

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average fair value of options	$3.21	$5.92	$3.04	$7.54
Risk-free interest rate	1.01%	0.73%	0.88%	0.87%
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.27	5.32	5.27	5.32
Expected volatility	79.7%	81.4%	80.3%	79.3%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2012	7,555,598	$7.60
Granted	1,644,800	$4.66
Cancelled	(1,524,233)	$9.19
Exercised	(5,172)	$2.97

Options outstanding at June 30, 2013	7,670,993	$6.66

Options exercisable at June 30, 2013	4,604,880	$6.72

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We had an aggregate of $13.2 million of share-based compensation expense as of June 30, 2013 remaining to be amortized over a weighted average expected term of 2.63 years.

6. COLLABORATIONS

Janssen Pharmaceuticals, Inc. Collaboration

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all oral direct acting antiviral, or DAA, HCV combination therapies. The combination therapies involve samatasvir (IDX719), our once-daily pan-genotypic NS5A inhibitor, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen.

Under the terms of this collaboration agreement, we will conduct the clinical trials. Clinical development plans include drug-drug interaction studies, followed by phase II studies as agreed between the companies, pending approval from regulatory authorities. In May 2013, we initiated a 12-week, randomized, double-blind, parallel group phase II HELIX-1 clinical trial evaluating the safety and tolerability of samatasvir and simeprevir in addition to antiviral activity endpoints, with a target enrollment of 90 treatment-naïve, non-cirrhotic genotype 1b or 4 HCV-infected patients. Patients will be randomized equally across three treatment arms, receiving either 50, 100 or 150 mg of samatasvir once-daily for 12 weeks in combination with simeprevir plus ribavirin. The first cohort of patients (n=29) has completed enrollment. There have been no treatment-related serious adverse events in the clinical trial to date. The Data Safety Monitoring Board has reviewed the data related to this cohort up to 28 days of treatment and recommended that the study continue to enroll patients. The study is open for randomization of the remaining patients. In the third quarter of 2013, we expect to initiate a 12-week phase II HELIX-2 clinical trial evaluating a three-DAA combination of samatasvir, simeprevir, and TMC647055 with low dose ritonavir, with and without ribavirin in treatment-naïve genotype 1 or 4 HCV-infected patients.

The clinical trials will be conducted under an arrangement whereby Janssen provides us with clinical supply of simeprevir and TMC647055 at no cost. Neither party will receive any milestone or royalty payments from the other party under this agreement. Both companies retain all rights to their respective compounds under this agreement. The parties have no obligation to conduct additional clinical trials beyond those described here. Neither party has licensed any commercial rights to the other party.

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

Novartis Collaboration

In May 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’ agreement with Novartis. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement. As of July 22, 2013, Novartis owned approximately 25% of our outstanding common stock.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for this non-exclusive license was established using the BESP. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million which is recognized as revenue on a straight-line basis over the seven-year term of the nonexclusive license. During the three and six months ended June 30, 2013, we recognized $0.2 million and $0.4 million, respectively, of collaboration revenue related to the non-exclusive license. These revenue amounts are impacted by Novartis’ stock subscription rights described below. As of June 30, 2013, we had a balance of $4.3 million of deferred revenue from related party in our condensed consolidated balance sheet.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The impact of Novartis’ stock subscription rights for the three months ended June 30, 2013 was $0.1 million, which increased additional paid-in capital and reduced license fee revenue. The impact of Novartis’ stock subscription rights for the six months ended June 30, 2013 was $0.6 million, which reduced additional paid-in capital and increased license fee revenue.

7. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with the University of Alabama at Birmingham, or UAB, which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2013.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV and human immunodeficiency virus type-1, or HIV, technologies. We are liable for certain payments to the University of Cagliari if we receive license fees or milestone payments with respect to such technology from a collaborator or other third-party.

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, Emory University and Le Centre National de la Recherche Scientifique, or CNRS, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 was a liability of $6.7 million and $7.2 million, respectively, related to this settlement agreement. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at June 30, 2013 and December 31, 2012 was $6.7 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo. These payments are recorded as receivables from related party on our condensed consolidated balance sheets. Prior to the assignment of such patent rights to Novartis, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier were recorded as a deferred payment obligation on our condensed consolidated balance sheets and we charged payments we made to CNRS to cost of revenues on our condensed consolidated statement of operations and comprehensive loss. As of July 31, 2013, the patent rights have been assigned to Novartis. In the third quarter of 2013, we will recognize the deferred payments as revenue and will discontinue recording the royalties to cost of revenues.

Legal Contingency

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

In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead. Therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

phase of the interference commenced in the second quarter of 2013 and will determine which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding. While we cannot predict whether we will prevail in the interference, we intend to vigorously defend this action and any others like it brought by any third-party. We do not believe our co-owned application at issue in the interference is relevant to any compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and the interference proceeding is likely to be expensive and time consuming. In the event we do not prevail in the interference, certain or all claims in our application may not be issued. In the event we do not prevail, we do not believe we will be required to make any payments to any third-parties and therefore we have not recorded a liability associated with this potential contingent matter.

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

Operating Leases

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. The square footage of the leased property includes 5,596 square feet of office space located on the premises that will become available to us on or prior to February 28, 2014. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. In connection with this operating lease for office and laboratory space, we have a letter of credit with a commercial bank for $1.4 million which will expire in September 2013. In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under the Janssen collaboration agreement, we agreed to indemnify Janssen against losses suffered as a result of our breach of representations and warranties in the agreement and/or any injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of samatasvir. We made numerous representations and warranties to Janssen. If one or more of these representations or warranties were not true at the time they were made, we would be in breach of the agreement. In the event of a breach by us or in the event of injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of samatasvir, Janssen has the right to seek indemnification from us for damages suffered as a result of such breach or subject injury. The amounts for which we could be liable to Janssen under these circumstances may be substantial. In the instance where a subject in a clinical trial suffers injury or death and it is not determinable which compound caused the injury or death, each party shall be responsible for defending any third-party claims alleged against the party after the application of our clinical trial insurance, to the extent applicable.

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

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Indication	Drug Candidates/Programs	Description

HCV	Samatasvir (IDX719) - NS5A Inhibitor	In June 2012, we completed a three-day proof-of-concept study of samatasvir (IDX719), our once-daily pan-genotypic NS5A inhibitor, which evaluated 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. Data from this clinical trial demonstrated that samatasvir monotherapy was well-tolerated at daily doses up to 100 mg and showed potent antiviral activity across HCV genotypes 1-4, with mean maximal viral load reductions up to approximately 4.0 log10 IU/mL.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of samatasvir, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen.

In May 2013, we initiated a 12-week, randomized, double-blind, parallel group phase II HELIX-1 clinical trial evaluating the safety and tolerability of samatasvir and simeprevir in addition to antiviral activity endpoints, with a target enrollment of 90 treatment-naïve, non-cirrhotic genotype 1b or 4 HCV-infected patients. Patients will be randomized equally across three treatment arms, receiving either 50, 100 or 150 mg of samatasvir once-daily for 12 weeks in combination with simeprevir plus ribavirin. The first cohort of patients (n=29) has completed enrollment. There have been no treatment-related serious adverse events in the clinical trial to date. The Data Safety Monitoring Board has reviewed the data related to this cohort up to 28 days of treatment and recommended that the study continue to enroll patients. The study is open for randomization of the remaining patients. Rates of sustained virologic response measured four weeks after the end of treatment (SVR4) will be available for the first cohort of patients in the fourth quarter of 2013.

In the third quarter of 2013, we expect to initiate a 12-week phase II HELIX-2 clinical trial evaluating a three-DAA combination of samatasvir, simprevir and TMC647055 with low dose ritonavir, with and without ribavirin in treatment-naïve genotype 1 or 4 HCV-infected patients.

IDX20963 - Uridine Based Nucleotide Prodrug	In the second quarter of 2013, we submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for our lead uridine based nucleotide prodrug candidate, IDX20963. In June 2013, the FDA requested additional preclinical safety information for IDX20963. Pending potential resolution of this request, the initiation of clinical testing in the United States of IDX20963 is on hold. We have supplemental preclinical work ongoing and are compiling additional preclinical data to respond to the FDA. We are simultaneously pursuing a clinical development strategy for IDX20963 outside the United States.

Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we are exploring a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. We are conducting IND-enabling studies for additional nucleotide prodrugs and expect to submit a regulatory filing for a second uridine nucleotide prodrug in the second half of 2013.

All of our drug candidates are currently in preclinical or clinical development. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at June 30, 2013, we had an accumulated deficit of $767.8 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

We are subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, unexpected regulatory actions, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

Revenues for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$112	$138
Royalty revenue	—	1,300

Total revenues	$112	$1,438

Collaboration revenue from related party consisted of revenues associated with our collaboration with Novartis Pharma AG, or Novartis, for the worldwide development and commercialization of our drug candidates. Collaboration revenue from related party was comprised of the following:

•

for the three and six months ended June 30, 2013, the best estimate of selling price of the non-exclusive license that we granted to Novartis for combination trials pursuant to the termination and revised relationship agreement entered into with Novartis in July 2012, or the termination agreement, which is recognized over the seven-year term of the nonexclusive license, net of changes for Novartis’ stock subscription rights; for the three and six months ended June 30, 2012, license and other fees received from Novartis for the license of our hepatitis B virus, or HBV, and HCV drug candidates which were recognized over the development period of our licensed drug candidates, net of changes for Novartis’ stock subscription rights; and

•	for the three and six months ended June 30, 2012, royalty payments associated with product sales of telbivudine (Tyzeka®/Sebivo®) made by Novartis.

Collaboration revenue from related party was $0.1 million in the three months ended June 30, 2013 as compared to $1.4 million in the same period in 2012. The $1.3 million decrease was primarily due to no longer receiving royalty payments from Novartis as of August 2012 based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV.

Cost of Revenues

Cost of revenues were $0.4 million in the three months ended June 30, 2013 which was substantially unchanged as compared to the same period in 2012.

Research and Development Expenses

Research and development expenses were $19.8 million in the three months ended June 30, 2013 as compared to $20.5 million in the same period in 2012. The decrease of $0.7 million was primarily due to a $7.4 million reduction in preclinical and clinical trial expenses related to IDX184 and IDX19368 which were discontinued earlier this year. These costs were partially offset by increases in preclinical costs of $2.9 million for our nucleotide polymerase inhibitor program and $2.6 million related to IDX20963.

General and Administrative Expenses

General and administrative expenses were $9.1 million in the three months ended June 30, 2013 as compared to $5.9 million in the same period in 2012. The increase of $3.2 million was primarily due to an increase of patent interference and litigation costs as well as professional fees.

Other Income, Net

Other income, net was $0.3 million in the three months ended June 30, 2013 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

Revenues for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$964	$(1,499)
Royalty revenue	—	2,514

	964	1,015
Other revenue:
Collaboration revenue	—	36,068

Total revenues	$964	$37,083

Collaboration revenue from related party was $1.0 million in the six months ended June 30, 2013 and 2012. The increase of $2.5 million in license fee revenue in the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to the impact of Novartis’ stock subscription right. In 2012, the impact of the stock subscription right resulted in the recording of net contra-revenue of $1.5 million. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q. Royalty revenue decreased by $2.5 million due to no longer receiving royalty payments from Novartis as of August 2012 based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV.

There was no collaboration revenue recognized under the license agreement with ViiV Healthcare Company, or ViiV, which we refer to as the ViiV license agreement, in the six months ended June 30, 2013 as compared to $36.1 million in the same period in 2012. The ViiV license agreement was terminated in March 2012.

Cost of Revenues

Cost of revenues were $0.7 million in the six months ended June 30, 2013 as compared to $1.8 million in the same period in 2012. The decrease of $1.1 million was primarily due to the recognition of deferred expenses related to the termination of the ViiV license agreement in March 2012.

Research and Development Expenses

Research and development expenses were $43.8 million in the six months ended June 30, 2013 as compared to $39.1 million in the same period in 2012. The increase of $4.7 million was primarily due to $6.4 million in preclinical costs related to IDX20963, $4.7 million in preclinical costs of our nucleotide polymerase inhibitor program and $2.9 million in clinical trial costs for our samatasvir program. These costs were partially offset by a decrease of $11.1 million in preclinical and clinical trial expenses related to our IDX184 and IDX19368 programs which were discontinued earlier this year.

We expect our research and development expenses in 2013 to be higher than the amount incurred in 2012 mainly due to the advancement of samatasvir into phase II clinical trials as well as the development of our research pipeline.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $16.7 million in the six months ended June 30, 2013 as compared to $10.6 million in the same period in 2012. The increase of $6.1 million was primarily due to an increase of patent interference and litigation costs as well as professional fees.

We expect our general and administrative expenses in 2013 to be significantly higher than those incurred in 2012 primarily due to expected higher legal costs associated with patent litigation in various jurisdictions.

Other Income, Net

Other income, net was $0.5 million in the six months ended June 30, 2013 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2012.

Income Tax Expense

Income tax expense was less than $0.1 million in the six months ended June 30, 2013 which was substantially unchanged as compared to the same period in 2012.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis through July 31, 2012;

•	license, milestone and stock purchase payments from ViiV and GlaxoSmithKline, or GSK, through March 15, 2012;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo® and compounds Novartis previously licensed from us;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from public or underwritten offerings in July 2004, October 2005, August 2009, April 2010, April 2011, November 2011 and August 2012;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We had total cash and cash equivalents of $177.6 million and $230.8 million as of June 30, 2013 and December 31, 2012, respectively. We believe that our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2014. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of June 30, 2013, all of our investments were in money market funds.

We have incurred losses in each year since our inception and at June 30, 2013, we had an accumulated deficit of $767.8 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In August 2012, we issued 25.3 million shares of our common stock under a shelf registration and received $190.5 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

Net cash used in operating activities was $52.9 million and $43.3 million in the six months ended June 30, 2013 and 2012, respectively. The $9.6 million net change was primarily due to higher operating expenses.

Net cash used in investing activities was $0.2 million in the six months ended June 30, 2013 which was substantially unchanged as compared to the same period in 2012.

Net cash provided by financing activities was less than $0.1 million and $4.6 million in the six months ended June 30, 2013 and 2012, respectively. The decrease of $4.6 million was primarily due to a reduction in proceeds from the exercise of stock options in 2013 compared to the same period in 2012.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Operating leases	$21,599	$3,126	$6,808	$6,301	$5,364
Settlement payments and other agreements	1,851	1,438	413	—	—
Long-term obligations	6,104	—	622	5,000	482

Total contractual obligations	$29,554	$4,564	$7,843	$11,301	$5,846

Included in the table above is $6.7 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® for the treatment of HBV have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the July 2012 termination agreement with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at June 30, 2013 and December 31, 2012 was $6.7 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

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

In connection with the operating lease for office and laboratory space described above, we have a letter of credit with a commercial bank for $1.4 million which will expire in September 2013.

As of June 30, 2013, we had $0.8 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2013.

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

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and human immunodeficiency virus type-1, or HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Novartis is required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. These payments are recorded as receivables from related party on our condensed consolidated balance sheets. Prior to the assignment of such patent rights to Novartis, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier were recorded as a deferred payment obligation on our condensed consolidated balance sheets and we charged payments we made to CNRS to cost of revenues on our condensed consolidated statement of operations and comprehensive loss. As of July 31, 2013, the patent rights have been assigned to Novartis. In the third quarter of 2013, we will recognize the deferred payments as revenue and will discontinue recording the royalties to cost of revenues.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and did not have a material impact on our financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors Related to Our Business

Our failure to successfully acquire or develop and market drug candidates or have drug candidates approved by regulatory agencies would impair our ability to grow.

We intend to establish a franchise in the HCV market by developing multiple drug candidates for this therapeutic indication. The success of this strategy depends upon the development and commercialization of drug candidates that we successfully discover, license or otherwise acquire.

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

In August 2012, the FDA placed IDX184, an HCV nucleotide inhibitor, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, we have observed no evidence of severe cardiac findings to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963, our lead uridine based nucleotide prodrug candidate. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

Our primary research and development focus is the treatment of patients with HCV. In August 2012, the FDA placed IDX184 and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. These three compounds are guanosine-based nucleotide polymerase inhibitors. In February 2013, the FDA communicated to us that IDX184 and IDX19368 would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. If the FDA or other regulatory agencies continue to express safety concerns regarding the possibility of cardiac-related adverse events with respect to nucleotide drug candidates, future preclinical and clinical studies involving such compounds may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instance, our progress in the development of these drug candidates may be significantly slowed. If our development timelines are significantly slowed, our business may be adversely affected.

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

We have incurred significant losses each year since our inception in May 1998. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. Tyzeka®/Sebivo®, our only product to reach commercialization, is marketed by Novartis and we received royalty payments associated with sales of this product through July 2012. Subsequent to July 2012, under the termination agreement entered into with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® for the treatment of HBV. We will not be able to generate revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

We believe our cash and cash equivalents balance at June 30, 2013 will be sufficient to sustain operations into at least the second half of 2014. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As of June 30, 2013, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. For the treatment of HCV, Peg-IFN/RBV, Incivek (telaprevir) and Victrelis (boceprevir) are approved by the FDA for commercial sale. Other drug candidates, currently in phase III development, may be approved by the FDA and the EMA for commercial sale in the near future. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using one of these approved drugs and future approved combinations of DAAs, may be such that our development and discovery efforts in the area of HCV may be rendered noncompetitive.

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

Our financial statements have been prepared in accordance with GAAP in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. Different assumptions could yield materially different financial results.

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

In June 2013, the FDA requested additional preclinical safety information for IDX20963, our lead uridine based nucleotide prodrug candidate. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in August 2012, the FDA placed IDX184 and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs.

If our preclinical or clinical trials are not successful, we will not obtain regulatory approval for the commercial sale of our drug candidates.

To obtain regulatory approval for the commercial sale of our drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that our drug candidates are safe and effective. Preclinical studies and clinical trials are lengthy and expensive and the historical rate of failure for drug candidates is high, including those drug candidates that are classified as nucleoside/nucleotide polymerase inhibitors. The results from preclinical studies of a drug candidate may not predict the results that will be obtained in human clinical trials.

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. Additionally, adverse or inconclusive preclinical or clinical trial results concerning any of our drug candidates could require us to conduct additional preclinical or clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. For example, in June 2013, the FDA requested additional preclinical safety information for IDX20963, our lead uridine based nucleotide prodrug candidate. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

If the results of our own or any future partner’s ongoing or planned clinical trials for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials we may be unable to commence human clinical trials of any drug candidates or we may not have the financial resources to continue the research and development of our drug candidates.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any partner to generate revenues from a particular drug candidate. In June 2013, the FDA requested additional preclinical safety information for IDX20963, our lead uridine based nucleotide prodrug candidate. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. In February 2011, ViiV informed us that the FDA placed ‘761, our product candidate for the treatment of HIV which we licensed to ViiV in 2009, on clinical hold and subsequently, the ViiV license agreement was terminated in March 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or any partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or any future partners successfully develop could be subject to post market surveillance and testing.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010, November 2011 or August 2012. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership has been diluted from approximately 53% prior to the August 2009 offering to approximately 25% as of July 22, 2013.

The safety or efficacy profile of any of our HCV clinical candidates may differ in combination with other existing or future drugs used to treat HCV, including those being developed by Novartis, and therefore may preclude the further development or approval of our HCV clinical candidates, which could materially harm our business.

Phase II and phase III clinical trials of other DAAs similar to those being developed by us are now being conducted in combination with the current standard of care and increasingly, with other DAAs in clinical development. Therefore, the clinical development and commercialization pathway for our product candidates we may develop in the future for the treatment of HCV will require that it be evaluated during clinical trials in combination with other existing or future DAAs. When combined with other HCV therapies, our product candidates may demonstrate unexpected side effects even if our product candidates demonstrate meaningful therapeutic benefits equal to or better than our competitors’ compounds, an acceptable safety profile, and a dose amenable to combination therapy in phase I and other early-stage clinical trials. Under limited circumstances, Novartis has rights to combine its HCV clinical candidates, including alisporivir, with our HCV clinical candidates, including samatasvir. Although we elected to discontinue the development of IDX184 in February 2013, Novartis may elect to perform certain combination trials with IDX184 and its clinical candidates, subject to regulatory approval. We believe the optimized treatment of HCV will involve the combination of three or more antiviral compounds. We cannot assure that any of our HCV clinical candidates will be amenable for use in combination with some, or any, existing therapies or those in clinical development, including HCV clinical candidates developed by Novartis now or in the future.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates. We may seek a partner who will assist in the future development and commercialization of our drug candidates for the treatment of HCV, as we have with Janssen. The terms and conditions of our termination agreement with Novartis may discourage other third-parties from entering into future collaboration agreements and relationships with us. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with Peg-IFN/RBV we have observed no evidence of severe cardiac findings to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963, our lead uridine based nucleotide prodrug candidate. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States. Even if the FDA permits us to develop future drug candidates, if we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

Our collaboration agreement with Janssen is important to our business. The development of samatasvir, our NS5A inhibitor, in combination with other DAAs could be significantly delayed if Janssen terminates or fails to perform its obligations under its agreement with us.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all oral DAA HCV combination therapies. The combination therapies involve samatasvir, our once-daily pan-genotypic NS5A inhibitor, simeprevir, a once-daily protease inhibitor jointly developed by Janssen and Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen.

If Janssen was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the development of samatasvir in combination with other DAAs could be significantly delayed. Any delay or termination of this type could have a material adverse effect on our business.

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

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the United States Patent and Trademark Office, or USPTO, for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our product or drug candidates or for their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. In February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead Pharmasset LLC, or Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead. Therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference commenced in the second quarter of 2013 and will determine which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding. While we cannot predict whether we will prevail in the interference, we intend to vigorously defend this action and any others like it brought by any third-party. We do not believe our co-owned application at issue in the interference is relevant to any compounds we currently have under development. An interference is based upon complex specialized U.S. patent law and the interference proceeding is likely to be expensive and time consuming.

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

Since our HBV product, telbivudine, was a known compound before the filing of our patent applications covering the use of this drug candidate to treat HBV, we cannot obtain patent protection on telbivudine itself. As a result, we have obtained and maintained patents granted on the method of using telbivudine as a medical therapy for the treatment of HBV. In the termination agreement entered into in July 2012, we have agreed to transfer all our rights to patents and patent applications associated with telbivudine to Novartis.

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

In accordance with our patent strategy, we are attempting to obtain patent protection for our HCV drug candidates, including samatasvir. We have filed U.S. and foreign patent applications for our drug candidates, and in some jurisdictions have obtained patent protection, related to specific compounds, as well as to methods of treating HCV with such compounds. Further, we are prosecuting U.S. and foreign patent applications, and have been granted U.S. and foreign patents, claiming methods of treating HCV with nucleoside/nucleotide polymerase inhibitors.

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors and/or our NS5A inhibitor, samatasvir. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Gilead Sciences, Inc., Bristol-Myers Squibb Company, Enanta Pharmaceuticals, Inc., Presidio Pharmaceuticals, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available to us on commercially reasonable terms or at all. The USPTO may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms. Given the breadth of our patent portfolio to HCV nucleosides/nucleotides, we expect many competitors to challenge our patents in, for example, Europe, Canada, Australia or the United States at the appropriate time. We cannot predict whether these challenges will occur, or, if they do, exactly when they will occur. We also cannot predict the outcome of any of these challenges, and they may be expensive and time consuming.

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

In May 2004, we and our former chief executive officer entered into a settlement agreement with UAB resolving a dispute regarding ownership of inventions and discoveries made by our former chief executive officer during the period from November 1999 to November 2002, at which time our former chief executive officer was on sabbatical and then unpaid leave from his position at UAB. The patent applications we filed with respect to such inventions and discoveries include the patent applications covering IDX184 and patents generally related to nucleoside/nucleotide inhibitors.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of July 22, 2013, we had 133,962,861 shares of common stock issued and outstanding, together with outstanding options to purchase 7,670,993 shares of common stock with a weighted average exercise price of $6.66 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Novartis’ ownership of our common stock could delay or prevent a change in corporate control.

As of July 22, 2013, Novartis owned approximately 25% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

The stock market frequently experiences extreme price and volume fluctuations. In August 2012, we experienced a significant decline in our stock price based, in part, on the FDA’s decision to place a partial clinical hold on IDX184 and a clinical hold on IDX19368, two of our drug candidates for the treatment of HCV. We experienced a significant decline in our stock price based, in part, in March 2013 on the USPTO decision in the first phase of the patent interference and in June 2013 on the FDA’s decision to put on hold the initiation of clinical trials in the United States for IDX20963. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: August 7, 2013	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Lease, dated May 1, 2013, by and between the Registrant and BMR Street LLC.

10.2	Amendment No. 1 to Clinical Trial Collaboration Agreement, dated June 25, 2013, by and between the Registrant and Janssen Pharmeceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT