Form 10-Q
period 2013-09-30
IDENIX PHARMACEUTICALS INC
filed 2013-10-30
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 18, 2013, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 134,000,750 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II-Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	47

Signatures	48

Exhibit Index	49

Exhibit 10.1 Second Amendment to Lease, dated September 3, 2013, by and between the Registrant and BMR Street LLC
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$148,832	$230,826
Restricted cash	1,402	2,103
Receivables from related party	1,657	1,195
Other current assets	4,476	3,668

Total current assets	156,367	237,792
Property and equipment, net	2,920	3,274
Receivables from related party, net of current portion	5,354	6,210
Other assets	3,593	3,589

Total assets	$168,234	$250,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720	$5,771
Accrued expenses	15,892	9,293
Deferred revenue, related party	714	714
Other current liabilities	698	154

Total current liabilities	21,024	15,932
Other long-term liabilities	7,188	7,513
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	3,452	3,988

Total liabilities	35,936	31,705
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2013 and December 31, 2012; 134,000,750 and 133,957,689 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	134	134
Additional paid-in capital	933,162	926,671
Accumulated other comprehensive income	744	470
Accumulated deficit	(801,742)	(708,115)

Total stockholders’ equity	132,298	219,160

Total liabilities and stockholders’ equity	$168,234	$250,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012

Revenues:
Collaboration revenue - related party	$19	$32,253

Total revenues	19	32,253
Operating expenses:
Cost of revenues	15	509
Research and development	21,673	13,469
General and administrative	8,630	6,164
Restructuring charges	3,900	—
Intangible asset impairment	—	8,045

Total operating expenses	34,218	28,187

Income (loss) from operations	(34,199)	4,066
Other income, net	244	205

Income (loss) before income taxes	(33,955)	4,271
Income tax expense	—	—

Net income (loss)	$(33,955)	$4,271

Earnings (loss) per common share:
Basic	$(0.25)	$0.03

Diluted	$(0.25)	$0.03

Weighted average number of common shares outstanding:
Basic	133,969	124,770

Diluted	133,969	126,847

Comprehensive income (loss):
Net income (loss)	$(33,955)	$4,271
Changes in other comprehensive income:
Foreign currency translation adjustment	472	163

Comprehensive income (loss)	$(33,483)	$4,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Revenues:
Collaboration revenue - related party	$983	$33,268
Other revenue	—	36,068

Total revenues	983	69,336
Operating expenses:
Cost of revenues	715	2,302
Research and development	65,460	52,604
General and administrative	25,306	16,798
Restructuring charges	3,900	—
Intangible asset impairment	—	8,045

Total operating expenses	95,381	79,749

Loss from operations	(94,398)	(10,413)
Other income, net	772	740

Loss before income taxes	(93,626)	(9,673)
Income tax expense	(1)	(1)

Net loss	$(93,627)	$(9,674)

Basic and diluted net loss per common share	$(0.70)	$(0.09)
Shares used in computing basic and diluted net loss per common share	133,962	113,671

Comprehensive loss:
Net loss	$(93,627)	$(9,674)
Changes in other comprehensive income:
Foreign currency translation adjustment	274	(89)

Comprehensive loss	$(93,353)	$(9,763)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(93,627)	$(9,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,434	2,234
Share-based compensation expense	3,857	3,154
Share-based compensation expense related to restructuring	1,662	—
Revenue adjustment for contingently issuable shares	839	(1,331)
Intangible asset impairment	—	8,045
Other	14	(1)
Changes in operating assets and liabilities:
Receivables from related party	(462)	(6,679)
Other assets	271	(141)
Accounts payable	(2,052)	(205)
Accrued expenses and other current liabilities	6,983	2,749
Deferred revenue	—	(36,068)
Deferred revenue, related party	(536)	(21,587)
Other liabilities	(335)	(998)

Net cash used in operating activities	(81,952)	(60,502)

Cash flows from investing activities:
Purchases of property and equipment	(1,074)	(834)
Changes in restricted cash	701	(942)

Net cash used in investing activities	(373)	(1,776)

Cash flows from financing activities:
Proceeds from exercise of common stock options	134	5,148
Proceeds from issuance of common stock to related party	—	291
Proceeds from issuance of common stock, net of offering costs	—	190,505

Net cash provided by financing activities	134	195,944
Effect of changes in exchange rates on cash and cash equivalents	197	(63)

Net increase (decrease) in cash and cash equivalents	(81,994)	133,603
Cash and cash equivalents at beginning of period	230,826	118,271

Cash and cash equivalents at end of period	$148,832	$251,874

Supplemental disclosure of cash flow information:
Change in value of shares of common stock contingently issuable or issued to related party	$839	$(520)

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

In October 2013, we received approval to enter clinical trials for IDX21437, our uridine based nucleotide prodrug candidate, in Canada and Belgium and we have initiated enrollment for the healthy volunteer portion of a phase I/II clinical trial. Extensive preclinical testing for IDX21437 demonstrated favorable antiviral activity across genotypes 1-6 and a safety profile which supported advancement into clinical trials.

In the second quarter of 2013, we submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for IDX20963, our uridine based nucleotide prodrug candidate. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties.

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

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial under the Janssen collaboration evaluating samatasvir, simeprevir and ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. Patients in Part A (n=63) of the HELIX-1 clinical trial have completed enrollment and we anticipate SVR4 data for these patients to be available in the fourth quarter of 2013. We are planning to initiate a second 12-week phase II clinical trial, HELIX-2, which will evaluate the three direct-acting antiviral, or DAA, combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with pegylated interferon and ribavirin.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at September 30, 2013, we had an accumulated deficit of $801.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. For multiple-element revenue arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standards Codification Topic 605, Revenue Recognition.

We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Collaboration Revenue — Related Party

In May 2003, we entered into a collaboration with Novartis Pharma AG, or Novartis, relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. In May 2003, we also entered into a stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. On July 31, 2012, we and Novartis materially modified our collaboration by executing a termination and revised relationship agreement, which we refer to as the termination agreement, and by amending the stockholders’ agreement, which we refer to as the second amended and restated stockholders’ agreement. Subsequent to August 2012, we recognize revenue related to the termination agreement with Novartis under ASC Topic 605.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The details of the termination agreement are described more fully in Note 7. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither vendor-specific objective evidence, or VSOE, nor third-party evidence, or TPE, for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the best estimate of selling price, or BESP. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million which is recognized as collaboration revenue from related party on a straight-line basis over the seven-year term of the non-exclusive license. As of September 30, 2013, the remaining balance of $4.2 million was included in deferred revenue from related party in our condensed consolidated balance sheet. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts.

Also under the collaboration with Novartis, if we issue any shares of capital stock, other than in certain situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. This stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period. This stock subscription right is described more fully in Note 7.

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

At September 30, 2013 and December 31, 2012, all of our receivables from related party were due from Novartis related to its obligation under the termination agreement to reimburse us for contractual payments due by us to third-parties (Note 8).

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

At September 30, 2013 and December 31, 2012, we had $121.0 million and $184.0 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at September 30, 2013 or at December 31, 2012. There were no gross unrealized gains or losses for the three and nine months ended September 30, 2013 or 2012.

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

Intangible Asset and Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with FASB guidance. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

In July 2008, we entered into a settlement agreement related to our telbivudine (Tyzeka®/Sebivo®) technology for the treatment of hepatitis B virus, or HBV, described more fully in Note 8. Pursuant to the settlement agreement, we paid the University of Alabama at Birmingham Research Foundation, or UABRF, a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Prior to the execution of the termination agreement in July 2012, we were amortizing the $15.0 million related to this settlement payment over the life of the settlement agreement. Under the termination agreement with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there are no future cash flows associated with its use and the intangible asset has no alternate use. As a result, we recorded an impairment charge of $8.0 million during the three and nine months ended September 30, 2012. No impairment charges were recognized for the three and nine months ended September 30, 2013.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method) and the issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 7) and restricted stock awards.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Basic and diluted net loss per share for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013	2012
	(In Thousands, Except per Share Data)

Basic and diluted net loss per common share:
Net loss	$(33,955)	$(93,627)	$(9,674)
Basic and diluted weighted average number of common shares outstanding	133,969	133,962	113,671
Basic and diluted net loss per common share	$(0.25)	$(0.70)	$(0.09)

The following potential common shares were excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012 because their effect was anti-dilutive:

	Three and Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012
	(In Thousands)

Options	7,536	7,666
Contingently issuable shares to related party	1,396	709

	8,932	8,375

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

Basic and diluted net income per share for the three months ended September 30, 2012 was as follows:

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Amount per Share
	In Thousands, Except per Share Data
Basic EPS:
Income (loss) available to common stockholders	$4,271	124,770	$0.03

Effect of Dilutive Securities:
Options	—	1,676
Contingently issuable shares to related party	—	401

Diluted EPS:
Income (loss) available to common stockholders	$4,271	126,847	$0.03

There were no common shares excluded from the calculation of diluted net income per common share as of the three months ended September 30, 2012.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)

Research and development contract costs	$5,810	$2,686
Payroll and benefits	2,161	2,946
Professional fees	3,948	1,204
Short-term portion of accrued settlement payment	1,036	976
Restructuring costs	2,090	—
Other	847	1,481

	$15,892	$9,293

5. RESTRUCTURING CHARGES

In September 2013, we implemented a restructuring of our operations at our headquarters in Cambridge, Massachusetts and at our facility in Montpellier, France to reduce our workforce by approximately 20 positions in connection with our strategic initiatives to create a more flexible business structure and outsource certain research and development functions. We recorded $2.3 million in employee severance charges related to this restructuring. Of this amount, $0.2 million was paid during the third quarter ended September 30, 2013 and the remaining balance of $2.1 million continues to be accrued as of September 30, 2013. We also recorded $1.7 million in non-cash share-based compensation expense related to the acceleration of unvested options for certain employees.

6. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Research and development	$387	$495	$1,382	$1,277
General and administrative	835	741	2,475	1,877

Total share-based compensation expense	$1,222	$1,236	$3,857	$3,154

As part of the restructuring in September 2013, we recorded $1.7 million of share-based compensation expense related to the acceleration of unvested options for certain employees. The expense was classified as restructuring charges in our condensed consolidated statements of operations and comprehensive income (loss).

There were no options granted in the three months ended September 30, 2013 or 2012. The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Weighted average fair value of options	$3.04	$7.54
Risk-free interest rate	0.88%	0.87%
Expected dividend yield	—	—
Expected option term (in years)	5.27	5.32
Expected volatility	80.3%	79.3%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2012	7,555,598	$7.60
Granted	1,644,800	$4.66
Cancelled	(1,620,842)	$9.17
Exercised	(43,061)	$3.10

Options outstanding at September 30, 2013	7,536,495	$6.65

Options exercisable at September 30, 2013	5,127,290	$6.68

We had an aggregate of $10.3 million of share-based compensation expense as of September 30, 2013 remaining to be amortized over a weighted average expected term of 2.45 years.

7. COLLABORATIONS

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

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial evaluating samatasvir, simeprevir and ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. Patients in Part A (n=63) of the HELIX-1 clinical trial have completed enrollment and we anticipate SVR4 data for these patients to be available in the fourth quarter of 2013. We are planning to initiate a second 12-week phase II clinical trial, HELIX-2, which will evaluate the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with pegylated interferon and ribavirin.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Novartis Collaboration

In May 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’ agreement with Novartis. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement. As of October 18, 2013, Novartis owned approximately 25% of our outstanding common stock.

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

Since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for this non-exclusive license was established using the BESP. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million which is recognized as revenue on a straight-line basis over the seven-year term of the non-exclusive license. We recognized $0.1 million and $0.5 million of collaboration revenue related to the non-exclusive license during the three and nine months ended September 30, 2013, respectively. These revenue amounts are impacted by Novartis’ stock subscription rights described below. As of September 30, 2013 and December 31, 2012, we had a balance of $4.2 million and $4.7 million, respectively, of deferred revenue from related party in our condensed consolidated balance sheets.

Treatment of Product Sales of Tyzeka®/Sebivo® for the Treatment of the Hepatitis B Virus

Under the termination agreement executed in July 2012, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We are otherwise responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in Note 8.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

This stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period.

The impact of Novartis’ stock subscription rights for the three months ended September 30, 2013 was $1.4 million, which increased additional paid-in capital and reduced license fee revenue. The impact of Novartis’ stock subscription rights for the nine months ended September 30, 2013 was $0.8 million, which increased additional paid-in capital and reduced license fee revenue.

8. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with the University of Alabama, or UAB, which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2013.

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

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that the UABRF, an affiliate of UAB, Emory University and Le Centre National de la Recherche Scientifique, or CNRS, have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 was a liability of $6.4 million and $7.2 million, respectively, related to this settlement agreement. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at September 30, 2013 and December 31, 2012 was $6.7 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Under the termination agreement, we will no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis was required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo. These payments were recorded as receivables from related party on our condensed consolidated balance sheets. Prior to the assignment of such patent rights to Novartis, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier were recorded as a deferred payment obligation on our condensed consolidated balance sheets and we charged payments we made to CNRS to cost of revenues on our condensed consolidated statements of operations and comprehensive income (loss). As of July 31, 2013, the patent rights have been assigned to Novartis. As a result, in the third quarter of 2013, we recognized $1.3 million of deferred payments as revenue and we will no longer record our contractual payments to CNRS as cost of revenues.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Operating Leases

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. In February 2014, our lease payments will include an additional 5,596 square feet of office space located on the premise. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. In connection with this operating lease for office and laboratory space, we have a letter of credit with a commercial bank for $1.4 million which will expire in September 2014. In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts.

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

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Indication	Drug Candidates/Programs	Description

HCV	IDX21437 - Uridine Based Nucleotide Prodrug	In October 2013, we received approval to enter clinical trials for IDX21437 in Canada and Belgium and we have initiated enrollment for the healthy volunteer portion of a phase I/II clinical trial. Extensive preclinical testing for IDX21437 demonstrated favorable antiviral activity across genotypes 1-6 and a safety profile which supported advancement into clinical trials.

	IDX20963 - Uridine Based Nucleotide Prodrug	In the second quarter of 2013, we submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for IDX20963. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

	Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties.

	Samatasvir (IDX719) - NS5A Inhibitor	In June 2012, we completed a three-day proof-of-concept study of samatasvir (IDX719), our once-daily pan-genotypic NS5A inhibitor, which evaluated 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. Data from this clinical trial demonstrated that samatasvir monotherapy was well-tolerated at daily doses up to 100 mg and showed potent antiviral activity across HCV genotypes 1-4, with mean maximal viral load reductions up to approximately 4.0 log10 IU/mL.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of all oral DAA combinations including samatasvir, simeprevir (TMC435), a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen.

In May 2013, we initiated a 12-week, randomized, double-blind, parallel-group phase II HELIX-1 clinical trial evaluating the safety and tolerability of samatasvir and simeprevir in addition to antiviral activity endpoints, in treatment-naïve, non-cirrhotic genotype 1b or 4 HCV-infected patients. Patients will be randomized equally across three treatment arms, receiving either 50, 100 or 150 mg of samatasvir once-daily for 12 weeks in combination with 150 mg of simeprevir plus ribavirin. Patients in Part A (n=63) of the HELIX-1 clinical trial have completed enrollment and we anticipate sustained viral response, or SVR4, data after four weeks of stopping treatment for these patients to be available in the fourth quarter of 2013. Part B of the ongoing HELIX-1 clinical trial includes exploratory cohorts which have been added to evaluate the safety and antiviral activity of a 25 mg dose of samatasvir in genotype 1b HCV-infected patients and of a 100 mg dose of samatasvir in genotype 6 HCV-infected patients.

We are planning to initiate a second 12-week phase II clinical trial, HELIX-2, which will evaluate the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with pegylated interferon and ribavirin.

All of our drug candidates are currently in preclinical or clinical development. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at September 30, 2013, we had an accumulated deficit of $801.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

Revenues for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$(1,267)	$24,417
Royalty revenue	—	409
Reimbursement of royalties	1,286	7,427

	19	32,253

Collaboration revenue from related party consisted of revenues associated with our collaboration with Novartis Pharma AG, or Novartis, for the worldwide development and commercialization of our drug candidates. Collaboration revenue from related party was comprised of the following:

•	subsequent to July 31, 2012, the best estimate of selling price, or BESP, of the non-exclusive license that we granted to Novartis for combination trials pursuant to the termination and revised relationship agreement entered into with Novartis in July 2012, or the termination agreement, which is recognized over the seven-year term of the non-exclusive license, net of changes for Novartis’ stock subscription rights; through July 31, 2012, license and other fees received from Novartis for the license of our hepatitis B virus, or HBV, and HCV drug candidates which were recognized over the development period of our licensed drug candidates, net of changes for Novartis’ stock subscription rights;

•	through July 31, 2012, royalty payments associated with product sales of telbivudine (Tyzeka®/Sebivo®) made by Novartis; and

•	subsequent to July 31, 2012, reimbursement of royalties pursuant to Novartis’ obligation to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo® for the treatment of HBV.

Collaboration revenue from related party was less than $0.1 million in the three months ended September 30, 2013 as compared to $32.3 million in the same period in 2012. The decrease of $32.3 million was primarily due to the recognition of additional license fee revenue in 2012 due to the termination agreement with Novartis. In 2012, we recognized $19.7 million which represented the excess of the deferred revenue over the BESP of the non-exclusive license that we granted to Novartis. In addition, $6.0 million of the decrease was primarily due to lower license fee revenue recognized related to the impact of Novartis’ stock subscription right. The stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. The fair value of the common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. For the quarter ended September 30, 2013, we recorded $0.1 million of revenue related to the Novartis collaboration and a charge against revenue of $1.4 million due to this stock subscription right resulting in net-contra revenue of $1.3 million. This charge against revenue is primarily due to a $1.58 increase in our stock price from June 30, 2013 to September 30, 2013. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q.

Reimbursement of royalties was $1.3 million in the three months ended September 30, 2013 as compared to $7.4 million in the same period in 2012. The $6.1 million decrease was primarily due to the recognition of additional revenue related to the termination agreement with Novartis in July 2012. Under the termination agreement, Novartis is required to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. In 2012, we recorded $7.4 million for the reimbursement from Novartis for these contractual payments to the University of Alabama at Birmingham Research Foundation, or UABRF.

Cost of Revenues

Cost of revenues were less than $0.1 million in the three months ended September 30, 2013 which was substantially unchanged as compared to the same period in 2012.

Research and Development Expenses

Research and development expenses were $21.7 million in the three months ended September 30, 2013 as compared to $13.5 million in the same period in 2012. The increase of $8.2 million was primarily due to $5.5 million of clinical trial costs for our samatasvir program, $5.3 million in preclinical costs for our nucleotide polymerase inhibitor program and $1.5 million related to IDX20963. These costs were partially offset by a decrease of $4.5 million in preclinical and clinical trial expenses related to IDX184 and IDX19368 which were discontinued earlier this year.

General and Administrative Expenses

General and administrative expenses were $8.6 million in the three months ended September 30, 2013 as compared to $6.2 million in the same period in 2012. The increase of $2.4 million was primarily due to additional patent interference and litigation costs.

Restructuring Charges

In September 2013, we implemented a restructuring of our operations at our headquarters in Cambridge, Massachusetts and at our facility in Montpellier, France to reduce our workforce by approximately 20 positions in connection with our strategic initiatives to create a more flexible business structure and outsource certain research and development functions. We recorded $2.3 million in employee severance charges related to this restructuring. Of this amount, $0.2 million was paid during the third quarter ended September 30, 2013. The remaining balance of $2.1 million continues to be accrued as of September 30, 2013 and we expect this amount to be paid in the first half of 2014. We also recorded $1.7 million in non-cash share-based compensation expense related to the acceleration of unvested options for certain employees.

Intangible Asset Impairment

In July 2008, we entered into a settlement agreement related to our telbivudine (Tyzeka®/Sebivo®) technology for the treatment of HBV, described below under the Contractual Obligations and Commitments heading. As a result of this settlement agreement, we recorded an intangible asset of $15.0 million and amortized it over the life of the agreement. Under the termination agreement in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there were no future cash flows associated with its use and the intangible asset has no alternate future use. As a result, the carrying value of the related intangible asset was not recoverable and we recorded an impairment charge of $8.0 million in our condensed consolidated statement of operations and comprehensive income (loss) in the three months ended September 30, 2012.

Other Income, Net

Other income, net was $0.2 million in the three months ended September 30, 2013 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

Revenues for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Collaboration revenue - related party:
License fee revenue	$(303)	$22,919
Royalty revenue	—	2,922
Reimbursement of royalties	1,286	7,427

	983	33,268
Other revenue:
Collaboration revenue	—	36,068

Total revenues	$983	$69,336

Collaboration revenue from related party was $1.0 million in the nine months ended September 30, 2013 as compared to $33.3 million in the same period in 2012. The decrease of $32.3 million was primarily due to the recognition of additional license fee revenue in 2012 due to the termination agreement with Novartis. In 2012, we recognized $19.7 million which represented the excess of the deferred revenue over the BESP of the non-exclusive license that we granted to Novartis in 2012. In addition, $3.6 million of the decrease was primarily due to lower license fee revenue recognized related to the impact of Novartis’ stock subscription right. The stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. The fair value of the common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with

Novartis and additional paid-in capital. For the nine months ended September 30, 2013, we recorded $0.5 million of revenue related to the Novartis collaboration and a charge against revenue of $0.8 million due to this stock subscription right resulting in net-contra revenue of $0.3 million. This charge against revenue is primarily due to a $0.34 increase in our stock price from December 31, 2012 to September 30, 2013. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q.

There was no royalty revenue in the nine months ended September 30, 2013 as compared to $2.9 million in the same period in 2012. The decreased of $2.9 million was due to no longer receiving royalty payments related to Tyzeka®/Sebivo® from Novartis under the termination agreement.

Reimbursement of royalties was $1.3 million in the nine months ended September 30, 2013 as compared to $7.4 million in the same period in 2012. The $6.1 million decrease was primarily due to the recognition of additional revenue related to the termination agreement with Novartis in July 2012. Under the termination agreement, Novartis is required to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. In 2012, we recorded $7.4 million for the reimbursement from Novartis for these contractual payments to UABRF.

There was no collaboration revenue recognized under the license agreement with ViiV Healthcare Company, or ViiV, which we refer to as the ViiV license agreement, in the nine months ended September 30, 2013 as compared to $36.1 million in the same period in 2012. The ViiV license agreement was terminated in March 2012.

Cost of Revenues

Cost of revenues were $0.7 million in the nine months ended September 30, 2013 as compared to $2.3 million in the same period in 2012. The decrease of $1.6 million was primarily due to the amortization of the intangible asset, described above, through the impairment date of July 2012 as well as the recognition of deferred expenses related to the termination of the ViiV license agreement in March 2012.

Research and Development Expenses

Research and development expenses were $65.5 million in the nine months ended September 30, 2013 as compared to $52.6 million in the same period in 2012. The increase of $12.9 million was primarily due to $11.0 million of preclinical costs for our nucleotide polymerase inhibitor program, $8.4 million of clinical trial costs for our samatasvir program and $7.9 million of preclinical costs related to IDX20963. These costs were partially offset by a decrease of $16.1 million of preclinical and clinical trial expenses related to IDX184 and IDX19368 which were discontinued earlier this year.

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

General and Administrative Expenses

General and administrative expenses were $25.3 million in the nine months ended September 30, 2013 as compared to $16.8 million in the same period in 2012. The increase of $8.5 million was primarily due to additional patent interference and litigation costs as well as professional fees.

We expect our general and administrative expenses in 2013 to be significantly higher than those incurred in 2012 primarily due to expected higher legal costs associated with patent litigation in various jurisdictions.

Restructuring Charges

In September 2013, we implemented a restructuring of our operations at our headquarters in Cambridge, Massachusetts and at our facility in Montpellier, France to reduce our workforce by approximately 20 positions in connection with our strategic initiatives to create a more flexible business structure and outsource certain research and development functions. We recorded $2.3 million in employee severance charges related to this restructuring. Of this amount, $0.2 million was paid during the third quarter ended September 30, 2013. The remaining balance of $2.1 million continues to be accrued as of September 30, 2013 and we expect this amount to be paid in the first half of 2014. We also recorded $1.7 million in non-cash share-based compensation expense related to the acceleration of unvested options for certain employees.

We expect the restructuring to result in annualized savings of approximately $2.0 million to $3.0 million. We continue to explore additional cost saving initiatives.

Intangible Asset Impairment

In July 2008, we entered into a settlement agreement related to our telbivudine (Tyzeka®/Sebivo®) technology for the treatment of HBV, described below under the Contractual Obligations and Commitment heading. As a result of this settlement agreement, we recorded an intangible asset of $15.0 million and amortized it over the life of the agreement. Under the termination agreement in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there were no future cash flows associated with its use and the intangible asset has no alternate future use. As a result, the carrying value of the related intangible asset was not recoverable and we recorded an impairment charge of $8.0 million in our condensed consolidated statement of operations and comprehensive income (loss) in the nine months ended September 30, 2012.

Other Income, Net

Other income, net was $0.8 million in the nine months ended September 30, 2013 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2012.

Income Tax Expense

Income tax expense was less than $0.1 million in the nine months ended September 30, 2013 which was substantially unchanged as compared to the same period in 2012.

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

We had total cash and cash equivalents of $148.8 million and $230.8 million as of September 30, 2013 and December 31, 2012, respectively. We believe that our current cash and cash equivalents will be sufficient to sustain operations through December 2014. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of September 30, 2013, all of our investments were in money market funds.

We have incurred losses in each year since our inception and at September 30, 2013, we had an accumulated deficit of $801.7 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In August 2012, we issued 25.3 million shares of our common stock under a shelf registration and received $190.5 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

Net cash used in operating activities was $82.0 million and $60.5 million in the nine months ended September 30, 2013 and 2012, respectively. The $21.5 million net change was primarily due to higher operating expenses.

Net cash used in investing activities was $0.4 million and $1.8 million in the nine months ended September 30, 2013 and 2012, respectively. The $1.4 million decrease was primarily due to changes in restricted cash in connection with our operating leases.

Net cash provided by financing activities was $0.1 million and $195.9 million in the nine months ended September 30, 2013 and 2012, respectively. The decrease of $195.8 million was primarily due to the receipt of proceeds of $190.5 million related to an underwritten offering in August 2012.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Operating leases	$21,121	$3,279	$6,943	$6,248	$4,651
Settlement payments and other agreements	1,760	1,444	316	—	—
Long-term obligations	5,814	—	358	5,000	456

Total contractual obligations	$28,695	$4,723	$7,617	$11,248	$5,107

Included in the table above is $6.4 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and the Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at September 30, 2013 and December 31, 2012 was $6.7 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. In February 2014, our lease payments will include an additional 5,596 square feet of office space located on the premise. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. The future expected rental payments under this lease are included in the table above. In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts.

In connection with the operating lease for office and laboratory space described above, we have a letter of credit with a commercial bank for $1.4 million which will expire in September 2014.

As of September 30, 2013, we had $0.9 million of long-term liabilities recorded. These liabilities and certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of September 30, 2013.

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

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances, including telbivudine. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and human immunodeficiency virus type-1, or HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Novartis was required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. These payments were recorded as receivables from related party on our condensed consolidated balance sheets. Prior to the assignment of such patent rights to Novartis, payments from Novartis to reimburse us for our contractual payments to CNRS and the University of Montpellier were recorded as a deferred payment obligation on our condensed consolidated balance sheets and we charged payments we made to CNRS to cost of revenues on our condensed consolidated statements of operations and comprehensive income (loss). As of July 31, 2013, the patent rights have been assigned to Novartis. As a result, in the third quarter of 2013, we recognized $1.3 million of deferred payments as revenue and we will no longer record our contractual payments to CNRS as cost of revenues.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 8 of this quarterly report for discussions of our legal proceedings.

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

All drug candidates are prone to the risks of failure which are inherent in pharmaceutical drug development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. We have experienced many regulatory delays and setbacks in the clinical development of several of our drug candidates.

For example, in August 2012, the FDA placed IDX184, an HCV nucleotide inhibitor, on partial clinical hold, and IDX19368, an HCV nucleotide inhibitor, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with pegylated interferon and ribavirin, or Peg-IFN/RBV, we have observed no evidence of severe cardiac findings to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

We have incurred significant losses each year since our inception in May 1998. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. Tyzeka®/Sebivo®, our only product to reach commercialization, is marketed by Novartis and we received royalty payments associated with sales of this product through July 2012. Subsequent to July 2012, under the termination agreement entered into with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We will not be able to generate revenues from other product sales until we successfully complete clinical development and receive regulatory approval for one of our drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

We believe our cash and cash equivalents balance at September 30, 2013 will be sufficient to sustain operations through December 2014. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As of September 30, 2013, all of our cash and cash equivalents were invested in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

In June 2013, the FDA requested additional preclinical safety information for IDX20963. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. Additionally, adverse or inconclusive preclinical or clinical trial results concerning any of our drug candidates could require us to conduct additional preclinical or clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. For example, in June 2013, the FDA requested additional preclinical safety information for IDX20963. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

In July 2008, we, our former chief executive officer, in his individual capacity, the University of Montpellier and CNRS entered into a settlement agreement with UAB, UABRF, and Emory University. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS, and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® have been resolved. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Novartis may seek to recover from us and, under certain circumstances, those of our officers, directors and other stockholders who sold shares to Novartis, losses it suffers as a result of any breach of the representations and warranties we made to Novartis relating to our HBV drug candidates and may assert that such losses include the settlement payments. Under the termination agreement we entered into with Novartis in July 2012, Novartis is required to reimburse us for our contractual payments we make to UABRF under the settlement agreement.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our underwritten offerings in August 2009, April 2010, November 2011 or August 2012. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership has been diluted from approximately 53% prior to the August 2009 offering to approximately 25% as of October 18, 2013.

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

Our drug development programs and product commercialization efforts will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into collaboration agreements with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization of drug candidates. We may seek a partner who will assist in the future development and commercialization of our drug candidates for the treatment of HCV, as we have with Janssen. The terms and conditions of our termination agreement with Novartis may discourage other third-parties from entering into future collaboration agreements and relationships with us. We may not be able to enter into collaboration agreements and the terms of any such collaboration agreements may not be favorable to us. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with Peg-IFN/RBV we have observed no evidence of severe cardiac findings to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States. Even if the FDA permits us to develop future drug candidates, if we are not successful in our efforts to enter into a collaboration arrangement with respect to a drug candidate, we may not have sufficient funds to develop such drug candidate or any other drug candidate internally.

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

In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations in the aggregate of $11.0 million. Under the termination agreement, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments we make to UABRF under the settlement agreement.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of October 18, 2013, we had 134,000,750 shares of common stock issued and outstanding, together with outstanding options to purchase 7,535,467 shares of common stock with a weighted average exercise price of $6.65 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Novartis’ ownership of our common stock could delay or prevent a change in corporate control.

As of October 18, 2013, Novartis owned approximately 25% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

Date: October 30, 2013	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: October 30, 2013	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Lease, dated September 3, 2013, by and between the Registrant and BMR Street LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT