Form 10-K
period 2013-12-31
IDENIX PHARMACEUTICALS INC
filed 2014-02-27
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-49839

Idenix Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0478605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
320 Bent Street, Cambridge, Massachusetts	02141
(Address of Principal Executive Offices)	(Zip Code)

(617) 995-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Global Market
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2013 was approximately $362.2 million. For this purpose, the registrant considers its directors and officers and Novartis Pharma AG to be affiliates.

The number of shares outstanding of the registrant’s class of common stock as of February 13, 2014 was 150,803,971 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on June 5, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Idenix Pharmaceuticals, Inc.

Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of development of our drug candidates, the safety, efficacy and potential benefits of our drug candidates, expectations with respect to development and commercialization of our drug candidates, expectations with respect to licensing arrangements with third-parties, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these drug candidates, the outcomes of any litigations or other administrative proceedings involving our patents and/or patent applications and information with respect to the other plans and strategies for our business. All statements other than statements of historical facts included in this Annual Report on Form 10-K may be deemed forward-looking statements. Without limiting the foregoing, “expect”, “anticipate”, “intend”, “may”, “plan”, “believe”, “seek”, “estimate”, “projects”, “will”, “would” and similar expressions or express or implied discussions regarding potential new products or regarding future revenues from such products, potential future expenditures or liabilities or by discussions of strategy, plans or intentions are also intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In particular, management’s expectations could be affected by, among other things, uncertainties involved in the development of new pharmaceutical products, including unexpected clinical trial results; unexpected regulatory actions or delays or government regulation generally; our ability to obtain or maintain patent or other proprietary intellectual property protection; competition in general; industry trends; and uncertainties regarding necessary levels of expenditures in the future. There can be no guarantee that development of any drug candidates described will succeed or that any new products will obtain necessary regulatory approvals required for commercialization or otherwise be brought to market. Similarly, there can be no guarantee that we or one or more of our current or future products, if any, will achieve any particular level of revenue.

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

PART I

Item 1. Business

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. HCV is a leading cause of liver disease. The World Health Organization estimates that approximately 150 million people worldwide are chronically infected with HCV and an additional three to four million people are infected each year. Currently, only a portion of people infected with HCV are diagnosed and we believe it will take many years to screen and diagnose these patients. The current standard of care for genotype 1 HCV-infected patients includes pegylated interferon and ribavirin, or Peg-IFN/RBV, as part of the treatment regimen. Peg-IFN/RBV is poorly tolerated by patients and, as a result, patients refuse to initiate treatment or discontinue therapy due to intolerability. We believe there are large market opportunities in the U.S. and outside the U.S. to treat patients with any genotype with an all-oral regimen. Our strategic goal is to develop safe, potent and convenient all-oral combinations of direct-acting antiviral, or DAA, drug candidates that are pan-genotypic without the use of Peg-IFN/RBV. Our objective is to develop once-daily agents that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We are seeking to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments.

Business Highlights

HCV Programs

Our HCV discovery program is focused on nucleotide polymerase inhibitors and NS5A inhibitors with our ultimate goal of combining our nucleotide prodrug with our NS5A inhibitor for an internally-developed pan-genotypic regimen.

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

We have conducted extensive preclinical testing for IDX21437, our lead uridine-based nucleotide prodrug candidate, which demonstrated favorable antiviral activity across multiple genotypes and a safety profile which supported advancement into clinical trials. In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437 and expect to report data from a seven-day proof-of-concept study in patients infected with HCV in the first half of 2014.

Nucleotide Polymerase Inhibitor Discovery Program. We believe that nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we have concentrated a substantial amount of our discovery efforts on this class of drugs. As part of our ongoing extensive nucleotide discovery effort, we have explored a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on follow-on nucleotide prodrug candidates and the identification of two nucleotide prodrugs with complementary resistance profiles.

NS5A Inhibitor. Our lead drug candidate from our NS5A inhibitor program is samatasvir, also known as IDX719, which has demonstrated potent, pan-genotypic activity with once-daily dosing in preclinical and proof-of-concept studies. In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of samatasvir, simeprevir, also known as TMC435, a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low-dose ritonavir, being developed by Janssen.

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial under the Janssen collaboration evaluating samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. In January 2014, we announced interim data for Part A (n=63) from this clinical trial which showed the regimen was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose has been advanced into the ongoing 3-DAA HELIX-2 clinical trial.

In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin, or IFN/RBV. This clinical trial is ongoing and we expect to report SVR4 data in the second half of 2014.

January 2014 Registered Direct Offering

In January 2014, we issued 16.4 million shares of our common stock to The Baupost Group, L.L.C., or Baupost, through a registered direct offering under our shelf registration filed in 2011. We received $106.7 million in net proceeds. Baupost increased their ownership in Idenix from approximately 27% to 35% after the offering. Baupost is entitled to non-voting observer rights with respect to meetings of Idenix’s board of directors and its committees as long as Baupost owns at least 25% of our common stock.

Legal Matters

We have several ongoing litigation and administrative matters involving Gilead Sciences, Inc., and/or certain of its subsidiaries, or Gilead. In December 2013, we filed two lawsuits against Gilead: a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts and a second patent infringement and interference lawsuit in the U.S. District Court for the District of Delaware. In February 2012, the U.S. Patent and Trademark Office, or USPTO, initiated an interference between one of our co-owned patent applications and a patent owned by Gilead. In January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware. In December 2013, the USPTO declared a second patent interference between one of our co-owned patents and a patent application owned by Gilead. We cannot predict whether the decision in the first interference will influence the timing and/or outcome in the second interference. In August 2013, we filed a request with the Chinese Patent Office’s Patent Re-examination Board, or the PRB, to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. We also have three ongoing foreign litigations related to invalidity lawsuits Gilead has filed against us in Canada, Norway and Australia. These legal cases are described more fully under the heading “Patents and Licenses”.

Products and Drug Candidates

Hepatitis C

HCV Background

We believe that combining two or more DAA HCV agents could lead to a more potent inhibition of HCV replication and to a better suppression of the emergence of drug resistance. A DAA combination regimen approach could expand the treatable HCV population by including those patients who cannot be treated with interferon-based therapies or those for whom existing treatment regimens have been ineffective.

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

Nucleotide Polymerase Inhibitors Development

IDX21437 is our lead uridine-based nucleotide prodrug candidate. Extensive preclinical testing for IDX21437 demonstrated favorable antiviral activity across multiple genotypes and a safety profile which supported advancement into clinical trials. In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437 and we expect to report data from a seven-day proof-of-concept study in patients infected with HCV in the first half of 2014.

IDX20963 is our uridine-based nucleotide prodrug candidate. In the second quarter of 2013, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for IDX20963. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

Nucleotide Polymerase Inhibitor Discovery Program

We believe that nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we have concentrated a substantial amount of our discovery efforts on this class of drugs. As part of our ongoing extensive nucleotide discovery effort, we have explored a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on follow-on nucleotide prodrugs and the identification of two nucleotide prodrugs with complimentary resistance profiles.

NS5A Inhibitor Development

Our lead drug candidate for our NS5A inhibitor program is samatasvir. Preclinical studies have shown that samatasvir has potent, pan-genotypic activity with the potential for once-daily dosing.

In December 2011, we filed an IND for samatasvir and in January 2012, we initiated a phase I clinical study of samatasvir. The first part of the study evaluated the safety, pharmacokinetics and food effect of samatasvir in 48 healthy volunteers at single doses ranging from 5 mg to 100 mg. Eight healthy volunteers received 100 mg of samatasvir daily for seven days. All doses were well-tolerated and pharmacokinetic data supported once-daily dosing in future studies. In the second quarter of 2012, we completed the second part of the phase I study, single-ascending doses of samatasvir in HCV genotype 1, 2 or 3-infected patients. Samatasvir was well-tolerated and demonstrated potent pan-genotypic antiviral activity with more than 3.0 log10 IU/mL viral load reductions achieved in the 100 mg dose group.

In June 2012, we completed a three-day proof-of-concept study designed to evaluate 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. HCV genotype 1 patients were randomized to receive placebo, 25 mg once-daily, or QD, 50 mg QD, 50 mg twice-daily, or BID, or 100 mg QD for three days. HCV genotype 2, 3 and 4 patients were randomized to receive placebo, 50 mg BID or 100 mg QD for three days. Samatasvir was well-tolerated with no treatment-emergent serious adverse events reported. Treatment with samatasvir exhibited potent pan-genotypic activity across genotypes:

•	in genotype 1a patients (n=29), mean maximal viral load reductions ranged from 3.2 log10 IU/mL to 3.6 log10 IU/mL across treatment groups;

•	in genotype 1b patients (n=5), mean maximal viral load reductions were 3.0 log10 IU/mL in the 25 mg QD arm and 4.3 log10 IU/mL in the 50 mg QD arm;

•

in genotype 2 patients (n=10), the mean maximal viral load reduction was 2.0 log10 IU/mL in both the 50 mg BID and 100 mg QD arms with a greater variability in responses among these patients (range: 0.3- 4.1 log10 IU/mL). Four of the genotype 2 patients responded well to samatasvir treatment and four patients had maximal reductions that were less than 1.0 log10 IU/mL. The decrease in viral load response in genotype 2 patients was associated with the pre-existence or emergence of the M31 polymorphism in the HCV NS5A gene;

•	in genotype 3 patients (n=10), mean maximal viral load reductions were 3.3 log10 IU/mL in the 50 mg BID arm and 3.4 log10 IU/mL in the 100 mg QD arm; and

•	in genotype 4 patients (n=10), mean maximal viral load reductions were 3.9 log10 IU/mL in the 50 mg BID arm and 3.6 log10 IU/mL in the 100 mg QD arm.

No patients experienced a rebound (> 1.0 log10 IU/mL increase over the lowest viral load) during the treatment period and maximum viral load reductions were typically achieved within 24 to 72 hours post dose. There were no safety-related discontinuations or treatment-emergent serious adverse events. Samatasvir was safe and well-tolerated at daily doses up to 100 mg for three days.

In July 2012, the FDA granted Fast Track designation for samatasvir. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which would reduce the length of the standard FDA review period leading to commercialization.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all-oral DAA HCV combination therapies. The combination therapies involve samatasvir, simeprevir and TMC647055 with low-dose ritonavir.

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial under the Janssen collaboration evaluating samatasvir and simeprevir plus ribavirin in treatment-naïve HCV-infected patients. The trial design is a randomized, double-blind phase II clinical trial evaluating the safety and tolerability of samatasvir and simeprevir in addition to antiviral activity endpoints, in treatment-naïve, non-cirrhotic genotype 1b or 4 HCV-infected patients. Patients in Part A of the clinical trial were randomized equally across three treatment arms, receiving either 50, 100 or 150 mg of samatasvir once-daily for 12 weeks in combination with 150 mg of simeprevir plus ribavirin. Part B of the clinical trial includes exploratory cohorts which have been added to evaluate the safety and antiviral activity of simeprevir and ribavirin with a 25 mg dose of samatasvir in genotype 1b or 4 HCV-infected patients and of a 100 mg dose of samatasvir in genotype 6 HCV-infected patients. Part A (n=63) of this trial has completed dosing in all treatment groups: 50 mg (n=20), 100 mg (n=21) and 150 mg (n=22). No patients have discontinued due to drug-related adverse events. One patient was lost to follow-up and two patients were none-compliant in the 150 mg group. To date, the combination of samatasvir with simeprevir and ribavirin has had a laboratory and adverse event profile consistent with prior studies of simeprevir combined with ribavirin. In January 2014, we announced interim data for Part A of this phase II clinical trial which demonstrated rates of rapid virologic response, or RVR, measured as percentage of patients with less than 25 IU/mL of virus at four weeks of treatment, of 100%, 95% and 95% in the 50, 100 and 150 mg groups, respectively. End of treatment response rates, measured as percentage of patients with undetectable levels of virus at the end of the 12-week treatment period, were 90%, 90% and 58% in the 50, 100 and 150 mg groups, respectively. SVR4 rates were 85%, 76% and 53% in the 50, 100 and 150 mg groups, respectively. The 50 mg dose has been advanced into the ongoing 3-DAA HELIX-2 clinical trial.

In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three-DAA combination of samatasvir, simeprevir and TMC647055 with low-dose ritonavir, with and without ribavirin, in 40 genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with IFN/RBV. The trial design is a 12-week, randomized, open-label study evaluating the efficacy, safety and tolerability of samatasvir, simeprevir and TMC647055. Patients will receive 50 mg samatasvir, 75 mg of simeprevir, 450 mg of TMC647055 and 30 mg of ritonavir, each once-daily for 12 weeks, with or without ribavirin. This clinical trial is ongoing and we expect to report SVR4 data in the second half of 2014.

Other DAA Drug Candidates

IDX184 was our guanosine-based nucleotide prodrug candidate. Development of IDX184 was discontinued in February 2013. In July 2010, we conducted a 14-day phase I drug-drug interaction study of IDX184 and IDX320, a protease inhibitor, in 20 healthy volunteers. In September 2010, the FDA placed IDX184 and IDX320 on clinical hold due to the occurrence of three serious adverse events of liver injury in the study. We believe the hepatotoxicity observed in this study was caused by IDX320 and therefore discontinued the clinical development of this drug candidate. In February 2011, the full clinical hold on IDX184 was removed and the program was placed on partial clinical hold, which allowed us to initiate a phase II 12-week clinical trial of IDX184 in July 2011.

In July 2011, we initiated a phase II clinical trial of IDX184 with Peg-IFN/RBV for 12 weeks in treatment-naïve HCV genotype 1-infected patients and in February 2012, the FDA removed the partial clinical hold on IDX184. We completed enrollment of the phase II study in May 2012 with a total of 67 patients and we reported rates of RVR for the 50 mg arm and for the 100 mg arm. Rates of complete early virologic response (cEVR; virus levels < 25 IU/mL at 12 weeks) were also reported for the 50 mg arm and for the 100 mg arm. No patient experienced virologic breakthrough during the 12-week IDX184/Peg-IFN/RBV treatment period. All patients in the phase II clinical trial have completed treatment.

IDX19368 was our second guanosine-based nucleotide prodrug candidate for which an IND was submitted in July 2012.

In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. These three compounds are guanosine-based nucleotide polymerase inhibitors. No patients are currently receiving IDX184 and no patients have been dosed with IDX19368. In February 2013, we elected not to continue the development of these two programs. We are continuing to monitor patients who received IDX184 for cardiac safety. We have found no evidence to date of serious cardiac-related adverse events during the IDX184 phase II trial or during follow-up visits with these patients.

Our lead drug candidate from our protease inhibitor program was IDX320. The IDX320 program was discontinued following the three serious adverse events of liver injury in the 14-day phase I drug-drug interaction study of IDX184 and IDX320 discussed above. Subsequently, in 2011, we elected not to devote significant resources to our protease inhibitor program and reallocated these resources to the discovery and development of additional nucleotide drug candidates. We may evaluate potential partnerships and licensing agreements for this candidate and related intellectual property.

Our lead drug candidate for our non-nucleoside polymerase inhibitor program was IDX375, a novel palm-binding polymerase inhibitor. In the fourth quarter of 2010, we initiated a three-day proof-of-concept clinical trial in treatment-naïve genotype 1-infected patients. In this three-day study of IDX375, the exposure in HCV-infected patients was comparable to healthy volunteers and IDX375 was safe and well-tolerated. In 2011, we elected not to devote significant resources to our non-nucleoside program and reallocated these resources to the discovery and development of additional nucleotide drug candidates. We may evaluate potential partnerships and licensing agreements for this drug candidate and related intellectual property.

HIV

We developed a non-nucleoside reverse transcriptase inhibitor, or NNRTI, drug candidate, IDX899, for the treatment of human immunodeficiency virus type-1, or HIV, and acquired immune deficiency syndrome, or AIDS, for use in combination therapy. In February 2009, we licensed our NNRTI compounds, including IDX899, now known as ‘761, to GlaxoSmithKline, or GSK. This license agreement, which we refer to as the ViiV license agreement, was assigned to ViiV Healthcare Company, or ViiV, which is an affiliate of GSK. In the fourth quarter of 2010, ViiV initiated a phase IIb clinical study of ‘761 in HIV-infected patients. In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the ViiV license agreement. As a result of this termination, we will not receive any additional milestone or royalty payments under the ViiV license agreement.

Hepatitis B

In collaboration with Novartis Pharma AG, or Novartis, we developed telbivudine (Tyzeka®/Sebivo®) through commercialization for the treatment of patients with hepatitis B virus, or HBV. In October 2006, the FDA approved Tyzeka® in the United States and Sebivo® was approved in 2007 in more than 50 countries outside the United States, including major Asian countries and several countries included in the European Union. In October 2007, we transferred to Novartis our worldwide development, commercialization and manufacturing rights and obligations related to Tyzeka®/Sebivo® in exchange for royalty payments equal to a percentage of net sales, with such percentage increasing according to specified tiers of net sales. Under the termination and revised relationship agreement executed in July 2012 with Novartis, which we refer to as the termination agreement, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®.

Discovery Research

Our scientists have experience in compound generation, target selection, screening and pharmacology, preclinical development and lead optimization. We are utilizing these skills and capabilities in our discovery and development of innovative drug candidates.

Our Discovery Strategy

Our discovery strategy aims to:

•

identify new HCV drug candidates targeting viral replication. These new compounds would de-risk our current clinical portfolio, or in combination with other drugs, improve efficacy and safety, shorten duration of treatment and/or prevent resistance development; and

•

gradually expand our pipeline towards therapeutic areas other than HCV. For these new areas, we aim to select programs addressing large unmet medical needs, and consider the availability of external collaborators, and the potential of generating robust lead optimization and intellectual property rights.

Our Scientists

Our drug discovery and development scientists have broad expertise in the areas of medicinal chemistry, virology, pharmacology, biochemistry and preclinical safety assessment. They also have substantial experience in applying this expertise to the discovery and development of nucleosides/nucleotides, as well as other classes of DAA drug candidates.

Our Discovery Platform

Our focused compound library contains a diverse set of structures, consisting of nucleosides, nucleoside analogs, nucleotides, selected non-nucleosides and other small molecule compounds, including protease and NS5A inhibitors. Using prodrug technology to target these molecules to tissues is one of our core competencies.

We believe that our efficiency in selecting a lead chemical structure from our focused library, and the libraries which we access, distinguishes us from our competitors. Our ability to rapidly synthesize compounds in our Montpellier, France facility enhances early progress toward lead optimization in our Cambridge, Massachusetts facility.

Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacology, biochemical and toxicity studies and in vivo animal models. Using in vitro studies, our scientists are able to ascertain the relevance of intracellular activation, metabolism and protein binding. The in vivo pharmacokinetic studies identify the percentage of oral bioavailability and whole body metabolism of the compound. If applicable, animal models provide efficacy data and firmly establish a proof-of-concept in a biologically relevant system.

Collaborations

Janssen Non-Exclusive Collaboration

On January 25, 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all-oral DAA HCV combination therapies. The combination therapies involve samatasvir, simeprevir and TMC647055 with low-dose ritonavir.

Under the terms of this collaboration agreement, we will conduct the clinical trials. The collaboration includes two ongoing phase II clinical trials, which we refer to as HELIX-1 and HELIX-2. HELIX-1 evaluates the two-DAA combination of samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. HELIX-2 evaluates a three-DAA combination of samatasvir, simeprevir and TMC647055 with low-dose ritonavir in genotype 1 HCV-infected patients.

The clinical trials are being conducted under an arrangement whereby Janssen provides us with clinical supply of simeprevir and TMC647055 at no cost. Neither party will receive any milestone or royalty payments from the other party under this agreement. Both companies retain all rights to their respective compounds under this agreement. The parties have no obligation to conduct additional clinical trials beyond those described here. Neither party has licensed any commercial rights to the other party.

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

Novartis Collaboration

On May 8, 2003, we entered into a collaboration with Novartis related to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. In May 2003, we also entered into a stockholders’ agreement with Novartis, which we refer to as the stockholders’ agreement. On July 31, 2012, we and Novartis materially modified our collaboration by executing the termination agreement and by amending the stockholders’ agreement, which we refer to as the second amended and restated stockholders’ agreement.

In May 2003, we entered into a collaboration with Novartis, which included the following agreements and transactions:

•	the development and commercialization agreement, under which we collaborated with Novartis to develop, manufacture and commercialize our drug candidates which Novartis licensed from us;

•

the manufacturing and supply agreement, under which Novartis manufactured for us the active pharmaceutical ingredient, or API, for the clinical development and, under certain circumstances, commercial supply of drug candidates Novartis licensed from us and for the finishing and packaging of licensed products;

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

Termination Agreement

Termination of Novartis’ Option to License our Development Stage Drug Candidates

Under the development and commercialization agreement, Novartis had an option to license any of our development-stage drug candidates after demonstration of activity and safety in a proof-of-concept clinical trial so long as Novartis maintained at least 30% ownership of our voting stock. If Novartis licensed a drug candidate, the terms, including license fees, milestone payments and payments in reimbursement of development expenses, varied according to the disease which the drug candidate treated, the stage of development of the drug candidate and the projected product valuation based on market research and sales forecasts. For the drug candidates Novartis licensed, Novartis had the right to approve, in its reasonable discretion, the corresponding development budget. Each licensed product was developed in accordance with a development plan approved by a joint steering committee, which was comprised of an equal number of representatives from Idenix and Novartis. The development and commercialization agreement had several joint committees in which we and Novartis participated. We participated in these committees as a means to govern or protect our interests. The committees spanned the period from early development through commercialization of drug candidates licensed by Novartis.

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

Novartis’ Non-Exclusive License to Conduct Combination Trials

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Under certain circumstances Novartis may conduct a dose-ranging study with respect to our HCV drug candidates. With respect to any combination trial, certain criteria must first be met prior to the commencement of such combination clinical trial, including, but not limited to: a) the Novartis HCV drug candidate at issue cannot be subject to any clinical hold imposed by a regulatory authority; and b) a drug-drug interaction study between the Novartis HCV drug candidate and our HCV drug candidate must be conducted by either Novartis or us. If the parties cannot agree to the initiation of a combination trial, an independent data safety monitoring board, or DSMB, will determine whether or not the combination trial should be initiated based on the safety profile of each HCV drug candidate. We have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any combination study commenced prior to such expiration date may continue after the expiration date.

Product Sales of Tyzeka®/Sebivo® for the Treatment of HBV

In 2003 under the development and commercialization agreement, Novartis licensed Tyzeka®/Sebivo® from us. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we began receiving royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo®.

Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis has assumed the obligation for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®.

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

Stock Purchase Agreement

On May 21, 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders under the stock purchase agreement. In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into the stockholders’ agreement which was amended and restated in 2004 and amended in April 2011. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. The future contingent payments are payable in cash or, under certain circumstances, Novartis AG American Depository Shares. The stock purchase agreement remains unchanged and Novartis is still obligated to make such contingent payments.

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

In addition to the right to purchase shares of our stock at par value under the stockholders’ agreement, as described above, if we issued any shares of capital stock, other than in certain situations, Novartis had the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Under the second amended and restated stockholders’ agreement executed in July 2012, if we issue any shares of our capital stock, other than in limited situations, Novartis continues to have the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock.

Novartis’ stock subscription right allows it to purchase shares of our common stock when stock options are exercised under certain plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period.

In July 2004 and October 2005, in connection with our public offerings, Novartis purchased from us additional shares of our common stock to maintain its equity interest following each offering. Specifically, Novartis purchased 5.4 million shares of our common stock for an aggregate purchase price of $75.6 million in connection with our July 2004 initial public offering and approximately 3.9 million shares of common stock for an aggregate purchase price of $81.2 million in connection with our October 2005 public offering. Additionally, in connection with the consummation of our initial public offering, we sold to Novartis 1.1 million shares of common stock for a purchase price of $0.001 per share in exchange for the termination of certain stock subscription rights held by Novartis. Novartis did not purchase shares of our common stock pursuant to our offerings in August 2009, April 2010, November 2011, August 2012 or January 2014. We issued 1.8 million shares of our common stock to Novartis for an aggregate purchase price of $5.0 million pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership was subsequently diluted from approximately 53% prior to the August 2009 offering to approximately 22% as of February 13, 2014.

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

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we entered into the ViiV license agreement and granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, for the treatment of human diseases, including HIV/AIDS. In February 2009, we also entered into a stock purchase agreement, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009. Under the collaboration, we received a total of $60.5 million in milestones and other payments, including the $17.0 million payment under the GSK stock purchase agreement.

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

As part of the transaction with ViiV, ViiV became a party to the cooperative research program and exclusive license agreement we have with the Universita degli Studi di Cagliari, or the University of Cagliari, the co-owner of certain patents and patent applications licensed by us to ViiV under the ViiV license agreement. Under these arrangements, we were liable for certain payments to the University of Cagliari upon the receipt of license fees or milestone payments from third-parties with respect to such technology. As a result of the termination of the ViiV license agreement, we will not receive any additional milestone or royalty payments under the ViiV license agreement and therefore do not expect to make future payments to the University of Cagliari for the patents and patent applications related to ‘761.

Cooperative Laboratory Agreement

CNRS and the University of Montpellier

In May 2003, we and Novartis entered into an amended and restated agreement with Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HCV. Such payments would be due even in the instance where we licensed such patents to a third-party.

University of Cagliari

In December 2000, we entered into a license agreement with the University of Cagliari that grants us the exclusive worldwide right to make, use and sell certain HCV and HIV technologies and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. If we receive license fees, milestone payments or any other payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products that derive from the specified patents. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties or by a material breach of the terms of the agreement. In May 2003 and February 2009, Novartis and ViiV, respectively, became parties to this agreement.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $84.3 million, $70.2 million and $41.3 million, respectively, and represented 68%, 67% and 68%, respectively, of our total operating expenses in such years.

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

Sales and Marketing

Under the termination agreement, Novartis has a non-exclusive license to conduct clinical trials evaluating a combination of any of our HCV drug candidates and any of Novartis’ HCV drug candidates after certain criteria have been met. Following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Any future arrangement may set forth any co-promotion and co-marketing rights we may retain and any net benefit to us and Novartis attributable to such rights. Neither party is obligated to negotiate for a period longer than 180 days. Also if Novartis obtains regulatory approval to co-label a Novartis HCV drug product with one or more of our HCV drug products, Novartis could market and sell a combination that may compete with our drug candidates and/or combination products that we market and sell in the future.

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

Hepatitis C Patent Portfolio

Our HCV patent portfolio includes at least 34 issued U.S. patents, at least 44 pending U.S. patent applications, at least 69 granted foreign patents and at least 200 pending foreign patent applications. These patents are directed to treatment of HCV and/or other Flaviviridae infections.

The HCV patent portfolio includes 11 issued U.S. patents that will expire in 2021, absent a patent term extension: U.S. Patent Nos. 6,812,219, 6,914,054, 7,105,493, 7,101,861, 7,148,206, 7,163,929, 7,169,766, 7,157,441, 7,608,597, 8,343,937 and 8,299,038. We co-own these 11 patents with the University of Cagliari, which has exclusively licensed its interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes the following seven issued U.S. patents that will expire in 2023, absent a patent term extension: U.S. Patent Nos. 7,662,798, 7,456,155, 7,192,936, 7,582,618, 7,608,600, 7,625,875 and 7,635,689. We co-own these seven patents with the University of Cagliari, the University of Montpellier and CNRS, which have exclusively licensed their interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreement”. In addition, the HCV patent portfolio includes U.S. Patent No. 7,138,376, which will expire in 2022, absent a patent term extension. We co-own this patent with CNRS, which has exclusively licensed its interest in the patent to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio further includes U.S. Patent No. 7,824,851, which will expire in 2023, absent a patent term extension. We co-own this patent with the University of Cagliari, which has exclusively licensed its interest in the patent to us under an agreement described under the heading “Cooperative Laboratory Agreement”. The HCV patent portfolio also includes: U.S. Patent No. 7,598,373, which will expire in 2023; U.S. Patent No. 7,781,576, which will expire in 2026; U.S. Patent No. 7,932,240, which will expire in 2028; U.S. Patent Nos. 8,003,659 and 8,093,379, each of which will expire in 2029; U.S. Patent Nos. 8,193,372, 8,309,737, 8,362,068, 8,377,962, 8,410,313, 8,481,748, each of which will expire in 2030; and U.S. Patent No. 8,507,460, which will expire in 2032, all expiration dates absent patent term extension and all of which are owned exclusively by us. The HCV patent portfolio also includes U.S. Patent Nos. 7,902,202 and 7,951,789, each of which will expire in 2027, absent a patent term extension. We co-own these two patents with the University of Montpellier and CNRS, which have exclusively licensed their interest in the patents to us under an agreement described under the heading “Cooperative Laboratory Agreement”.

In February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead and therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference commenced in the second quarter of 2013 and in January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware.

In December 2013, a second interference was declared by the USPTO concerning a patent co-owned by us and a patent application owned by Gilead. Both the patent and application in the second interference claim the use of certain nucleoside compounds in the treatment of HCV. In this case, the USPTO has initially determined that Idenix is the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome of the second interference.

In June 2012, Gilead filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In September 2012, Gilead filed suit against us in the Norway District Court of Oslo seeking to invalidate one of our issued Norwegian patents. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration that certain claims of one of our issued Australian patents, covering similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference, are invalid. We do not believe the respective patents at issue in these cases are relevant to any compounds we currently have under clinical development. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

In August 2013, we filed a request with the PRB to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV infections. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,914,054 and 7,608,597. These two patents relate to methods for treating HCV using nucleoside compounds. In our complaint, we allege that Gilead’s method of treating HCV using its Sovaldi™ (sofosbuvir) product infringes the two asserted patents. Also, in December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Delaware for infringement of a third U.S. Patent, U.S. Patent No. 7,608,600. This patent also relates to methods for treating HCV using nucleoside compounds. Similar to the Massachusetts action, the Delaware action alleges that Gilead’s method of treating HCV using its Sovaldi™ product infringes the asserted patent. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and U.S. Patent No. 8,415,322, which is owned by Gilead. As part of that claim, we are asking that U.S. Patent No. 7,608,600 be deemed to have priority of invention over U.S. Patent No. 8,415,322. Our co-owned U.S. Patent No. 7,608,600 is the same patent at issue in the second interference described above.

Hepatitis B Patent Portfolio and Licenses

As a result of the transfer of all our development, commercialization and manufacturing rights to Novartis relating to telbivudine, we also assigned to Novartis certain patent rights relating to telbivudine.

At the time of such transfer, our HBV patent portfolio included at least 12 issued U.S. patents, at least one pending U.S. patent application, at least 50 granted foreign patents and at least four pending foreign patent applications, including patents pertaining to telbivudine.

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

HIV Patent Portfolio

Our HIV patent portfolio includes at least nine issued U.S. patents, at least 70 granted foreign patents and at least 18 pending foreign patent applications.

Of these nine issued U.S. patents, U.S. Patent No. 6,635,636 will expire in 2019, absent a patent term extension, and is owned exclusively by us. Absent patent term extensions, U.S. Patent Nos. 6,545,007, 6,710,068 and 7,365,090 will expire in 2021, 2022 and 2023, respectively, and are co-owned by us with the University of Cagliari, which has exclusively licensed its rights to us under an agreement described under the heading “Cooperative Laboratory Agreement”. Absent patent term extensions, U.S. Patent Nos. 7,534,809 and 8,044,091, will expire in 2025, U.S. Patent Nos. 7,960,428 and 8,468,991, will expire in 2027, and U.S. Patent No. 8,470,870, will expire in 2029, all of which are owned exclusively by us.

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

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are commercializing or pursuing novel drug therapies targeting the treatment of HCV. Companies we expect to compete with in the HCV market include Abbvie Inc., Achillion Pharmaceuticals, Inc., Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Company, Enanta Pharmaceuticals, Inc., F. Hoffman-LaRoche & Co., Gilead, GSK, Johnson & Johnson, Medivir, Merck & Co., Inc., Novartis, Presidio Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc.

Several new drugs have been approved by the FDA for commercial sale for the treatment of HCV and we believe that a significant number of clinical candidates are currently under development and will become available in the future for the treatment of HCV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize.

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

In June 2008, we submitted an IND with the FDA for IDX184, our nucleotide polymerase inhibitor drug candidate. In September 2009, we submitted a clinical trial application, or CTA, for IDX375, our non-nucleoside polymerase inhibitor drug candidate. In December 2009, we submitted a CTA for IDX320, our protease inhibitor drug candidate. In December 2011, we submitted an IND for samatasvir, our lead NS5A inhibitor drug candidate. In July 2012, we submitted an IND for IDX19368, a nucleotide polymerase inhibitor drug candidate.

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

In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, we elected not to continue the development of these two programs.

In the second quarter of 2013, we submitted an IND for IDX20963. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

In September 2013, we submitted a CTA for IDX21437 and received approval to start clinical trials in Canada and Belgium. Subsequently, we received approval in multiple foreign countries to conduct clinical trials of IDX21437.

FDA Requirements for Approval of Drug Products

The preclinical studies and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of drug products are subject to extensive regulation by numerous governmental authorities in the United States, the European Union, Canada, and other countries. In the United States, drugs are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA) and other laws. Failure to comply with applicable regulatory requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to a variety of administrative or judicially imposed sanctions, including, but not limited to:

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient and physician notification;

•	withdrawal of product approvals;

•	fines;

•	injunctions;

•	debarment;

•	civil and criminal penalties; and

•	suspension of review and/or refusal to approve pending applications.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	preclinical laboratory studies and animal tests;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication for which it is being tested;

•	the submission to the FDA of a new drug application, or NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with cGMPs. In addition, the FDA may inspect clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the drug candidate or disease. Government regulation may delay or prevent marketing of potential drug candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical studies include laboratory evaluations of the product candidate, chemistry and formulation, as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The conduct of preclinical studies and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical studies are submitted to the FDA as part of the IND to justify the administration of the drug candidate to human subjects in the proposed clinical trial. The IND must become effective before clinical trials may be commenced.

The IND will become effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In that case, the IND sponsor and the FDA must satisfactorily resolve any outstanding concerns before clinical trials can proceed.

After the commencement of clinical trials, the FDA may, at any time, impose a clinical hold on ongoing clinical trials covered under the IND. If the FDA imposes a clinical hold, new clinical trials cannot commence or ongoing clinical trials cannot continue under the IND without FDA authorization and then only under terms specified by the FDA. In some instances, the IND process can result in substantial delay and expense.

Clinical trials typically begin with the administration of the product candidates to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols that detail: a) the objectives of the clinical trial; b) the parameters to be used in monitoring safety; and c) the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The clinical trial protocol and informed consent information for patients to be enrolled in the clinical trial must also be approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted, prior to the recruitment of subjects.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following:

Phase I. Phase I clinical trials involve the initial introduction of a drug candidate into human subjects, frequently healthy volunteers. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the adverse effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In phase I clinical trials, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion, pharmacodynamics and pharmacokinetics.

Phase II. Phase II clinical trials usually involve studies in a larger, but still limited patient population to: a) evaluate the efficacy of the drug for specific targeted indications; b) determine dosage tolerance and optimal dosage; and c) identify possible adverse effects and safety risks. Although there are no statutory or regulatory definitions for phase IIa and phase IIb, phase IIa is commonly used to describe a phase II clinical trial designed to evaluate efficacy, adverse effects and safety risks and phase IIb is commonly used to describe a phase II clinical trial that also evaluates dosage tolerance and optimal dosage.

Phase III. If a compound is found to be potentially effective and to have an acceptable safety profile in phase II clinical trials, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. Phase III clinical trials for HCV usually include several hundred to several thousand patients.

Phase IV. Phase IV clinical trials are studies required of, or agreed to by, a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional information from the treatment of patients in the intended therapeutic indication, to verify a clinical benefit in the case of drugs approved under accelerated approval regulations and to expand the drug label. These clinical trials are often referred to as phase III/IV post-approval clinical trials. Failure to promptly conduct phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

In the case of products for the treatment of severe or life threatening diseases, the initial clinical trials are sometimes conducted in patients rather than in healthy volunteers. These trials are frequently referred to as phase I/II clinical trials. The FDA may suspend clinical trials at any time on various grounds, including a finding that the volunteers or patients are being exposed to an unacceptable health risk.

There can be no assurance that phase I, phase II or phase III testing of our drug candidates will be completed successfully within any specified time period, if at all. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA, sponsor or IRB may suspend clinical trials at any time on various grounds, including a finding that the volunteers or patients are being exposed to an unacceptable health risk.

The results of preclinical studies and clinical trials, together with detailed information on the product’s chemistry, pharmacology, manufacture, composition, safety and effectiveness, are submitted to the FDA in the form of an NDA requesting approval to market the product. The cost of an NDA is substantial, both in terms of studies required to generate and compile the requisite data, as well as the mandatory user fees submitted with the application.

Before approving an NDA, the FDA inspects the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP or, where applicable, the Quality System Regulation. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review.

Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant.

The FDA does not always meet the PDUFA goal dates for NDAs. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses.

As part of its review, the FDA may refer the application to an appropriate advisory committee, typically a panel that includes clinicians, statisticians and other experts for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

Foreign Regulation of Drug Product Approval in Europe

In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. In the European Union, investigational products are also subject to extensive regulatory requirements. Prior to the initiation of clinical trials with investigational drug products, sponsor companies must file CTAs in the individual European Union countries in which subjects or patients will be enrolled. CTAs are similar to United States INDs and provide the local health authority and Ethics Committee with the study protocol, informed consent form, summaries of the manufacturing process as well as the preclinical animal toxicology results.

The conduct of clinical trials in the EU is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. European Union Good Clinical Practice rules (cGCP) and EU Good Laboratory Practice (GLP) obligations must also be respected during conduct of the trials. Clinical trials must be approved by the regulatory authorities and the Ethics Committees in the EU Member States in which clinical trials take place. Approval for the study can take from one to three months depending on the country, health authority and ethics committee. Clinical trials may be suspended at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

The foreign regulatory approval and clinical trial process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The granting of these marketing authorizations can involve additional testing as compared to the FDA requirements.

The requirements governing the conduct of clinical trials, product licensing and approval vary greatly from country to country and subject us to various associated risks. For example, in the European Union, applications for marketing authorization are based on the International Conference on Harmonization, or ICH, Common Technical Document, or CTD, and must include a demonstration that the applicant has conducted studies with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan (PIP) approved by the Pediatric Committee of the European Medicines Agency, or EMA. Alternatively, confirmation that the applicant has been granted a waiver or deferral for the conduct of these studies must be provided.

The approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. Government regulation may delay or prevent marketing of potential drug candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. The approval process may be longer or shorter than that required for FDA approval. Moreover, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

In the European Union, approval of new pharmaceutical products can be granted either through a mutual recognition procedure and decentralized marketing authorization procedure or through a centralized marketing authorization procedure. Our drug candidates fall under the centralized procedure category.

Centralized Procedure

The centralized procedure is currently mandatory for products developed by means of a biotechnological process and medicinal products which contain new active substances and for which the indication is treatment of AIDS, cancer, neurodegenerative disorder, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases.

Under the centralized procedure, an application is submitted to the EMA. Two European Union member states are appointed to conduct an initial evaluation of each application, the so-called rapporteur and co-rapporteur countries. The regulatory authorities in both the rapporteur and co-rapporteur countries each prepare an assessment report. These reports become the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission, or EC, which drafts a decision. After consulting with the member states, the EC adopts a decision and grants a single marketing authorization for the medicinal product which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. A centralized marketing authorization is also valid for three of the four European Free Trade Association States (Iceland, Liechtenstein and Norway).

Even with regulatory approval to market a particular product candidate, the EC or another foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials, limit the scope of our approved labeling or impose burdensome post-approval obligations, such as those required in the United States and in the European Union.

Similarly to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations.

Failure to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include refusal to authorize the conduct of clinical trials, refusal to grant marketing authorization, product withdrawals and recalls, product seizures, suspension or withdrawal of the marketing authorization, fines and criminal penalties.

Other Foreign Regulation of Drug Product Approval

Countries outside of the U.S. and Europe have varying regulatory approval regulations relating to, among other things, clinical trials and marketing applications. These regulations may differ significantly in scope, requirements and timing to those in the U.S. and/or Europe.

Marketing Applications Format

As part of the ICH standardization initiatives spearheaded by the United States, European Union and Japan, future marketing applications in these regions are now being submitted as a core global dossier, referred to as the CTD. While the FDA has not mandated that submissions be made in the CTD format, it has indicated that this is its preferable submission format. In the European Union and Japan, the CTD is the required submission format. Electronic CTDs are currently being used and are the manner of submission now preferred by the regulatory agencies requiring and recommending the CTD format. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

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

Employees

As of December 31, 2013, we had 84 full time employees. We had 60 employees engaged in research, development and manufacturing functions, 20 of whom hold either Ph.D. or M.D. degrees. We also had 24 employees engaged in administration and finance activities.

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

Corporate Information

We are a Delaware corporation. Our principal office is located at 320 Bent Street, Cambridge, Massachusetts 02141. The telephone number of our principal executive office is 617-995-9800. Idenix is one of our registered trademarks or service marks. All other trademarks, service marks or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2013 before deciding to invest in our securities.

Factors Related to Our Business

Our failure to successfully acquire or develop and market drug candidates or have drug candidates approved by regulatory agencies would impair our ability to grow.

We intend to develop all-oral combination therapies for the treatment of HCV and are developing multiple drug candidates to support this goal. The success of this strategy depends upon the development and commercialization of drug candidates that we successfully discover, license or otherwise acquire.

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

All drug candidates are prone to the risks of failure which are inherent in pharmaceutical drug development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. We have experienced many regulatory delays and setbacks in the clinical development of several of our drug candidates. For example, in August 2012, the FDA placed IDX184, a guanosine-based nucleotide prodrug, on partial clinical hold, and IDX19368, a guanosine-based nucleotide prodrug, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with Peg-IFN/RBV we have observed no evidence of serious cardiac-related adverse events to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963. Initiation of clinical trials for IDX20963 is on hold and we must provide a satisfactory response to the FDA before clinical trials can begin in the United States.

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

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our drug candidates in order to obtain regulatory approval to advance their clinical development or to market them. Even if our drug candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products or investigational agents, which can arise at any stage of development, may outweigh their potential benefit. For instance, in September 2010, two of our drug candidates for the treatment of HCV, IDX184 and IDX320, were placed on clinical hold by the FDA following a 14-day drug-drug interaction study of a combination of IDX184 and IDX320 in healthy volunteers. We discontinued the clinical development of IDX320. In February 2011, the IDX184 program was placed on partial clinical hold, which allowed us to initiate a phase II 12-week clinical trial of IDX184 in HCV-infected patients in July 2011. In February 2012, the FDA removed the partial clinical hold on IDX184. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. In future preclinical studies and clinical trials our product candidates may demonstrate unacceptable safety profiles or unacceptable drug-drug interactions, which could result in the delay or termination of their development, prevent regulatory approval or limit their market acceptance if they are ultimately approved.

We have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses each year since our inception in May 1998. We expect to report a net loss for the next several years as we continue to expand our drug discovery and development efforts. We will not be able to generate revenues from product sales until we successfully complete clinical development and receive regulatory approval for one of our drug candidates, and we or a collaboration partner successfully introduce such product commercially. We expect to incur annual operating losses and expect that the net loss we will incur will fluctuate from quarter to quarter and such fluctuations may be substantial. To generate product revenue, regulatory approval for products we successfully develop must be obtained and we and/or one of our existing or future collaboration partners must effectively manufacture, market and sell such products. Even if we successfully commercialize drug candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

We will need additional capital to fund our operations, including the development, manufacture and potential commercialization of our drug candidates. If we do not have or cannot raise additional capital when needed, we will be unable to develop and ultimately commercialize our drug candidates successfully.

We believe our cash and cash equivalents balance at December 31, 2013 and the net proceeds from the January 2014 registered direct offering will be sufficient to sustain operations into at least the second half of 2015. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

•	the commercial potential of our drug candidates;

•	the rate of technological advances in our markets;

•	the cost of acquiring or in-licensing new discovery compounds, technologies, drug candidates or other business assets;

•	the magnitude of our general and administrative expenses;

•	any costs related to litigation in which we may be involved or related to any claims made against us;

•	any costs we may incur under current and future licensing arrangements;

•	the costs of commercializing and launching other products, if any, which are successfully developed and approved for commercial sale by regulatory authorities; and

•	the amount of revenue that we may be able to realize from commercialization and sale of drug candidates, if any, which are approved by regulatory authorities.

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

As of December 31, 2013, all of our investments were in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

We face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. Several new drugs have been approved by the FDA for commercial sale for the treatment of HCV. Increased costs associated with the evolving standard of care treatment regimens and the cure rates of patients using one of these approved drugs and future approved combinations of DAAs, may be such that our development and discovery efforts in the area of HCV may be rendered non-competitive.

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

Competitive products may render our products obsolete or non-competitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of vaccines for the diseases we are targeting could render our drug candidates non-competitive, obsolete or uneconomical.

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

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals and Pharmasset, Inc. by F. Hoffman-LaRoche & Co. and Gilead, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can invest in their HCV development pipelines.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our offerings in August 2009, April 2010, November 2011, August 2012 or January 2014. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership has been diluted from approximately 53% prior to the August 2009 offering to approximately 22% as of February 13, 2014.

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

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all-oral DAA HCV combination therapies. The combination therapies involve samatasvir, our once-daily pan-genotypic NS5A inhibitor, simeprevir, a once-daily protease inhibitor jointly developed by Janssen and Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low-dose ritonavir, being developed by Janssen.

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

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the USPTO for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our product or drug candidates or for their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. The second phase of the interference will determine which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding.

In February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead and therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’. The second phase of the interference commenced in the second quarter of 2013 and in January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware. In December 2013, a second interference was declared by the USPTO concerning a patent co-owned by us and a patent application owned by Gilead. Both the patent and the application claim methods of treating HCV infection using certain nucleoside compounds. For the second interference, the USPTO has initially determined that Idenix is the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome in the second interference. We intend to vigorously defend these actions and any others like it brought by any third-party. We do not believe our co-owned patent and patent application at issue in the interferences are relevant to any compounds we currently have under clinical development. An interference is based upon complex specialized U.S. patent law and the interference proceedings are likely to be expensive and time consuming.

It is possible that our efforts could be unsuccessful, potentially resulting in the loss of our U.S. patent application and patent at issue in the interferences, which as noted above are not relevant to any compounds we currently have under clinical development. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

We are aware that a number of other companies have filed patent applications attempting to cover broad classes of compounds and their use to treat HCV or infection by any member of the Flaviviridae virus family to which HCV belongs. These classes of compounds might relate to nucleoside polymerase inhibitors and/or our NS5A inhibitor, samatasvir. The companies include Merck & Co., Inc., Isis Pharmaceuticals, Inc., Ribapharm, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International), Genelabs Technologies, Inc., Gilead, Bristol-Myers Squibb Company, Enanta Pharmaceuticals, Inc., Presidio Pharmaceuticals, Inc. and Biota, Inc. (a subsidiary of Biota Holdings Ltd.). A foreign country may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available to us on commercially reasonable terms or at all. The USPTO may grant patent rights covering one or more of our drug candidates to one or more other companies. If that occurs, we may need to challenge the third-party patent rights, and if we do not challenge or are not successful with the challenge, we will need to obtain a license that might not be available at all or on commercially reasonable terms. Given the breadth of our patent portfolio to HCV nucleosides/nucleotides, we expect many competitors to challenge our patents in, for example, Europe, Canada, Australia or the United States at the appropriate time. We cannot predict whether these challenges will occur, or, if they do, exactly when they will occur. We also cannot predict the outcome of any of these challenges, and they may be expensive and time consuming.

In June 2012, Gilead filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In September 2012, Gilead filed suit against us in the Norway District Court of Oslo seeking to invalidate one of our issued Norwegian patents. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration that certain claims of one of our issued Australian patents, covering similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference, are invalid. We do not believe the respective patents at issue in these cases are relevant to any compounds we currently have under clinical development. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

In August 2013, we filed a request with the PRB to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV infections. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,914,054 and 7,608,597. These two patents relate to methods for treating HCV using nucleoside compounds. In our complaint, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes the two asserted patents. Also, in December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Delaware for infringement of a third U.S. Patent, U.S. Patent No. 7,608,600. This patent also relates to methods for treating HCV using nucleoside compounds. Similar to the Massachusetts action, the Delaware action alleges that Gilead’s method of treating HCV using its Sovaldi™ product infringes the asserted patent. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and U.S. Patent No. 8,415,322, which is owned by Gilead. As part of that claim, we are asking that U.S. Patent No. 7,608,600 be deemed to have priority of invention over U.S. Patent No. 8,415,322. Our co-owned U.S. Patent No. 7,608,600 is the same patent at issue in the second interference described above.

While we cannot predict whether we will prevail, we intend to vigorously defend these actions and any others like it brought by any third-party. These litigation proceedings are likely to be expensive and time consuming. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of February 13, 2014, we had 150,803,971 shares of common stock issued and outstanding, together with outstanding options to purchase 7,466,665 shares of common stock with a weighted average exercise price of $6.76 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Concentrated ownership of our common stock by certain stockholders could delay or prevent a change in corporate control.

As of February 13, 2014, Baupost owned approximately 35% of our outstanding common stock and Novartis owned approximately 22% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we leased approximately 82,000 square feet of office and laboratory space. Our major leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date

Cambridge, MA	46,418 sq. ft.	Office Headquarters and Laboratory	March 2020

Montpellier, France	35,215 sq. ft.	Office and Laboratory	April 2017

Item 3. Legal Proceedings

In February 2012, an interference was declared by the U.S. Patent and Trademark Office, or USPTO, concerning a patent application co-owned by us and a patent owned by Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead and therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference commenced in the second quarter of 2013 and in January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware.

In December 2013, a second interference was declared by the USPTO concerning a patent co-owned by us and a patent application owned by Gilead. Both the patent and application in the second interference claim the use of certain nucleoside compounds in the treatment of HCV. In this case, the USPTO has initially determined that Idenix is the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome in the second interference.

In June 2012, Gilead filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In September 2012, Gilead filed suit against us in the Norway District Court of Oslo seeking to invalidate one of our issued Norwegian patents. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration that certain claims of one of our issued Australian patents, covering similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference, are invalid. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

In August 2013, we filed a request with the PRB to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV infections. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,914,054 and 7,608,597. These two patents relate to methods for treating HCV using nucleoside compounds. In our complaint, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes the two asserted patents. Also, in December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Delaware for infringement of a third U.S. Patent, U.S. Patent No. 7,608,600. This patent also relates to methods for treating HCV using nucleoside compounds. Similar to the Massachusetts action, the Delaware action alleges that Gilead’s method of treating HCV using its Sovaldi™ product infringes the asserted patent. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and U.S. Patent No. 8,415,322, which is owned by Gilead. As part of that claim, we are asking that U.S. Patent No. 7,608,600 be deemed to have priority of invention over U.S. Patent No. 8,415,322. Our co-owned U.S. Patent No. 7,608,600 is the same patent at issue in the second interference described above.

While we cannot predict whether we will prevail, we intend to vigorously defend all of these actions described above and any others like it brought by a third-party. These interference and litigation proceedings are likely to be expensive and time consuming. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “IDIX”. On February 13, 2014 the closing price of our common stock, as reported on the NASDAQ Global Market, was $7.36 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low
2013
First quarter	$5.90	$3.40
Second quarter	5.49	3.21
Third quarter	5.92	3.15
Fourth quarter	7.45	2.93
2012
First quarter	$15.25	$7.00
Second quarter	11.05	7.17
Third quarter	11.30	4.32
Fourth quarter	5.43	3.35

Stockholders

On February 13, 2014, we had approximately 36 stockholders of record.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Total revenues	$469	$69,663	$6,951	$10,222	$12,616
Operating expenses:
Cost of revenues	715	2,654	2,324	2,765	2,210
Research and development	84,254	70,182	41,341	44,506	41,867
General and administrative	35,320	24,163	16,694	23,439	21,467
Restructuring charges	3,900	—	—	2,238	1,506
Intangible asset impairment	—	8,045	—	—	—

Total operating expenses	124,189	105,044	60,359	72,948	67,050

Loss from operations	(123,720)	(35,381)	(53,408)	(62,726)	(54,434)
Other income, net	1,350	2,892	1,368	1,131	1,266
Income tax benefit (expense)	83	89	61	40	(51)

Net loss	$(122,287)	$(32,400)	$(51,979)	$(61,555)	$(53,219)

Basic and diluted net loss per common share	$(0.91)	$(0.27)	$(0.57)	$(0.87)	$(0.87)
Shares used in computing basic and diluted net loss per common share	133,980	118,755	90,831	70,715	61,498

	December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$122,006	$230,826	$118,271	$46,115	$46,519
Working capital	111,562	221,860	73,313	29,496	33,236
Total assets	141,011	250,865	141,044	69,884	76,650
Deferred revenue, current portion	—	—	36,068	2,623	1,025
Deferred revenue, related party	714	714	2,897	3,036	6,155
Deferred revenue, net of current portion	4,272	4,272	4,272	40,340	19,393
Deferred revenue, related party, net of current portion	3,274	3,988	24,382	28,588	30,776
Other long-term liabilities	9,278	7,513	10,640	12,058	13,590
Accumulated deficit	(830,402)	(708,115)	(675,715)	(623,736)	(562,181)
Total stockholders’ equity (deficit)	105,997	219,160	51,225	(31,096)	(5,453)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Idenix Pharmaceuticals, Inc., which we refer to together with our wholly owned subsidiaries as Idenix, we, us or our, is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases with operations in the United States and France. Currently, our primary research and development focus is on the treatment of patients with hepatitis C virus, or HCV. Our HCV discovery program is focused on nucleotide polymerase inhibitors and NS5A inhibitors. Our strategic goal is to develop safe, potent and convenient all-oral combinations of direct-acting antiviral, or DAA, drug candidates that are pan-genotypic without the use of pegylated interferon and ribavirin, or Peg-IFN/RBV. Our objective is to develop once-daily agents that have low potential for drug-drug interaction, high tolerability and are designed for use in multiple combination regimens. We are seeking to build a combination development strategy, both internally and with partners, to advance the future of HCV treatments. We believe that nucleotides will have a significant role in a combination DAA strategy for the treatment of HCV and therefore we are currently concentrating a substantial amount of our discovery efforts on this class of drugs. We believe we have strong nucleotide scientific expertise within our organization and should be able to leverage our intellectual patent portfolio to develop additional novel nucleotide drug candidates.

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Drug Candidates/Programs	Description

IDX21437 — Lead Uridine-Based Nucleotide Prodrug	We conducted extensive preclinical testing for IDX21437, our lead uridine-based nucleotide prodrug candidate, which demonstrated favorable antiviral activity across multiple genotypes and a safety profile which supported advancement into clinical trials. In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437 and expect to report data from a seven-day proof-of-concept study in patients infected with HCV in the first half of 2014.

IDX20963 — Uridine-Based Nucleotide Prodrug	In the second quarter of 2013, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for IDX20963. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on follow-on nucleotide prodrug candidates and the identification of two nucleotide prodrugs with complementary resistance profiles.

Samatasvir (IDX719) — NS5A Inhibitor	In June 2012, we completed a three-day proof-of-concept study of samatasvir, also known as IDX719, our once-daily pan-genotypic NS5A inhibitor, which evaluated 64 treatment-naïve HCV genotype 1, 2, 3 or 4-infected patients. Data from this clinical trial demonstrated that samatasvir monotherapy was well-tolerated at daily doses up to 100 mg and showed potent antiviral activity across HCV genotypes 1 through 4, with mean maximal viral load reductions up to approximately 4.0 log10 IU/mL.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of all-oral DAA combinations including samatasvir,

Drug Candidates/Programs	Description

simeprevir, also known as TMC435, a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low-dose ritonavir, being developed by Janssen.

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial under the Janssen collaboration evaluating the two-DAA combination of samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. In January 2014, we announced interim data for Part A (n=63) of this clinical trial which showed the regimen was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose has been advanced into the ongoing 3-DAA HELIX-2 clinical trial.

In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin, or IFN/RBV. This trial is ongoing and we expect to report SVR4 data in the second half of 2014.

In the first quarter of 2013, we discontinued the development of IDX184 and IDX19368, two guanosine-based nucleotide prodrugs. These drug candidates were previously on clinical hold due to serious cardiac adverse events seen in a competitor’s phase II clinical trial of BMS-986094. We are continuing to monitor patients who received IDX184 for cardiac safety. We have found no evidence to date of serious cardiac adverse events during the IDX184 phase II trial or during follow-up visits with these patients.

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

Set forth below were the third-party research and development expenses incurred in connection with our significant HCV preclinical studies and clinical trials:

	Years Ended December 31,
Drug Candidates/Programs	2013	2012	2011
	(In Thousands)
Nucleotide Polymerase Inhibitors	$29,757	$24,934	$9,303
NS5A Inhibitor	24,503	17,431	5,479
Preclinical discovery program and other	4,187	1,391	257
Non-Nucleoside Polymerase Inhibitor	—	—	1,720
Protease Inhibitors	—	—	308
Combination drug-drug interaction study	—	—	6

	$58,447	$43,756	$17,073

As shown in the table above, in 2013, our focus was primarily on the development of our nucleotide polymerase inhibitors and NS5A inhibitor programs. In 2012, our focus was on the development of our nucleotide polymerase inhibitors following our decision in 2011 not to devote significant resources to our non-nucleoside and protease inhibitor programs.

We have incurred significant losses each year since our inception in May 1998 and at December 31, 2013, we had an accumulated deficit of $830.4 million. Historically, we have generated losses principally from costs associated with research and development activities, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future discovery and development activities, we expect to incur additional losses for the foreseeable future. We believe that our current cash and cash equivalents as well as the net proceeds from the January 2014 registered direct offering, described below, will be sufficient to sustain operations into at least the second of half 2015.

Janssen Non-Exclusive Collaboration

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all-oral DAA HCV combination therapies. The combination therapies involve samatasvir, simeprevir and TMC647055 with low-dose ritonavir.

Under the terms of this collaboration agreement, we will conduct the clinical trials. The collaboration includes two ongoing phase II clinical trials, which we refer to as HELIX-1 and HELIX-2. HELIX-1 evaluates a two-DAA combination of samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. HELIX-2 evaluates a three-DAA combination of samatasvir, simeprevir, TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients.

The clinical trials are being conducted under an arrangement whereby Janssen provides us with clinical supply of simeprevir and TMC647055 at no cost. Neither party will receive any milestone or royalty payments from the other party under this agreement. Both companies retain all rights to their respective compounds under this agreement. The parties have no obligation to conduct additional clinical trials beyond those described here. Neither party has licensed any commercial rights to the other party.

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

January 2014 Registered Direct Offering

In January 2014, we issued 16.4 million shares of our common stock to The Baupost Group, L.L.C., or Baupost, through a registered direct offering under our shelf registration filed in 2011. We received $106.7 million in net proceeds. Baupost increased their ownership in Idenix from approximately 27% to 35% after the offering. Baupost is entitled to non-voting observer rights with respect to meetings of Idenix’s board of directors and its committees as long as Baupost owns at least 25% of our common stock.

Legal Matters

There are several litigation and administrative matters pending between us and Gilead Sciences, Inc., and/or certain of its subsidiaries, or Gilead. There were two patent interferences declared. The first interference was declared in February 2012 by the U.S. Patent and Trademark Office, or USPTO, concerning a patent application co-owned by us and a patent owned by Gilead. In January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware. In December 2013, a second interference was declared by the USPTO concerning a patent co-owned by us and a patent application owned by Gilead. We cannot predict if the decision in the first interference will influence the timing and/or outcome in the second interference. Both the respective applications and patents involved in these two interferences claim certain nucleoside compounds useful in treating HCV. A description of the interference proceedings is detailed in footnotes to the consolidated financial statements to this Annual Report on Form 10-K.

Between June 2012 and January 2013, Gilead filed suit against us in Canadian Federal Court, Norway District Court of Oslo and in the Federal Court of Australia seeking to invalidate one of our issued Canadian patents, one of our issued Norwegian patents and one of our issued Australian patents, respectively. The respective patents which are the subject of these various foreign invalidity lawsuits cover similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. We do not believe the respective patents at issue in these cases are relevant to any compounds we currently have under clinical development. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

In August 2013, we filed a request with the Chinese Patent Office’s Patent Re-examination Board, or the PRB, to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV infections. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,914,054 and 7,608,597. These two patents relate to methods for treating HCV using nucleoside compounds. In our complaint, we allege that Gilead’s method of treating HCV using its Sovaldi™ (sofosbuvir) product infringes the two asserted patents. Also, in December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Delaware for infringement of a third U.S. Patent, U.S. Patent No. 7,608,600. This patent also relates to methods for treating HCV using nucleoside compounds. Similar to the Massachusetts action, the Delaware action alleges that Gilead’s method of treating HCV using its Sovaldi™ product infringes the asserted patent. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and U.S. Patent No. 8,415,322, which is owned by Gilead. As part of that claim, we are asking that U.S. Patent No. 7,608,600 be deemed to have priority of invention over U.S. Patent No. 8,415,322. Our co-owned U.S. Patent No. 7,608,600 is the same patent at issue in the second interference described above.

While we cannot predict whether we will prevail, we intend to vigorously defend all of these actions described above and any others like it brought by a third-party. These interference and litigation proceedings are likely to be expensive and time consuming. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Revenues for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012
	(In Thousands)
Collaboration revenue—related party:
License fee revenue	$(817)	$23,327
Royalty revenue	—	2,923
Reimbursement of royalties	1,286	7,345

	469	33,595
Other revenue:
Collaboration revenue	—	36,068

Total revenues	$469	$69,663

Collaboration revenue from related party consisted of revenue associated with our collaboration with Novartis Pharma AG, or Novartis. During the years ended December 31, 2013, 2012 and 2011, collaboration revenue from related party was comprised of the following:

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

Collaboration revenue from related party was $0.5 million in 2013 as compared to $33.6 million in the same period in 2012. The decrease of $33.1 million was primarily due to the recognition of additional license fee revenue in 2012 due to the termination agreement with Novartis. In 2012, we recognized $19.7 million which represented the excess of the deferred revenue over the BESP of the non-exclusive license that we granted to Novartis in 2012. In addition, $4.5 million of the decrease was primarily due to lower license fee revenue recognized related to the impact of Novartis’ stock subscription right. The stock subscription right allows Novartis to purchase shares of our common stock when stock options are exercised under certain plans. The fair value of the common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. In 2013, we recorded $0.7 million of revenue related to the Novartis collaboration and a charge against revenue of $1.5 million due to this stock subscription right resulting in net-contra revenue of $0.8 million. The stock subscription right is described in the footnotes to the consolidated financial statements to this Annual Report on Form 10-K.

There was no royalty revenue recognized in 2013 as compared to $2.9 million in the same period in 2012. The decrease of $2.9 million was due to us no longer receiving royalty payments related to Tyzeka®/Sebivo® from Novartis under the termination agreement.

Reimbursement of royalties was $1.3 million in 2013 as compared to $7.3 million in the same period in 2012. The decrease of $6.0 million was primarily due to the recognition of additional revenue related to the termination agreement with Novartis in July 2012. Under the termination agreement, Novartis is required to reimburse us for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. In 2012, we recorded $7.3 million for the reimbursement from Novartis for our contractual payments to the University of Alabama at Birmingham Research Foundation, or UABRF.

There was no collaboration revenue recognized under the license agreement with ViiV Healthcare Company, or ViiV, which we refer to as the ViiV license agreement, in 2013 as compared to $36.1 million in the same period in 2012. The ViiV license agreement was terminated in March 2012.

Cost of Revenues

Cost of revenues were $0.7 million in 2013 as compared to $2.7 million in 2012. The decrease of $2.0 million was primarily due to the amortization of the intangible asset, described below, through the impairment date of July 2012 as well as the recognition of deferred expenses related to the termination of the ViiV license agreement in March 2012.

Research and Development Expenses

Research and development expenses were $84.3 million in 2013 as compared to $70.2 million in 2012. The increase of $14.1 million was primarily due to $14.6 million of preclinical and clinical trial expenses related to IDX21437 and our nucleotide polymerase inhibitor program, $7.1 million of expenses related to our clinical trials of samatasvir and $5.8 million related to IDX20963. These costs were partially offset by a decrease of $15.6 million in preclinical and clinical trial expenses related to IDX184 and IDX19368 which were discontinued earlier this year.

We expect our research and development expenses for 2014 to be similar to the amount incurred in 2013.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $35.3 million in 2013 as compared to $24.2 million in 2012. The increase of $11.1 million was primarily due to additional patent interference and patent litigation costs.

We expect our general and administrative expenses for 2014 to be similar to the amount incurred in 2013.

Restructuring Charges

In September 2013, we implemented a restructuring of our operations at our headquarters in Cambridge, Massachusetts and at our facility in Montpellier, France to reduce our workforce by approximately 20 positions in connection with our strategic initiatives to create a more flexible business structure and outsource certain research and development functions. We recorded $2.3 million in employee severance charges related to this restructuring. Of this amount, $1.3 million was paid during the year ended December 31, 2013. The remaining balance of $1.0 million continues to be accrued as of December 31, 2013 and we expect this amount to be paid in the first half of 2014. We also recorded $1.7 million in non-cash share-based compensation expense related to the acceleration of unvested options for certain employees.

Intangible Asset Impairment

In July 2008, we entered into a settlement agreement related to our Tyzeka®/Sebivo® technology for the treatment of HBV, described below under the heading “Contractual Obligations and Commitments”. As a result of this settlement agreement, we recorded an intangible asset of $15.0 million and amortized it over the life of the agreement. Under the termination agreement in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there were no future cash flows associated with its use and the intangible asset has no alternate future use. As a result, the carrying value of the related intangible asset was not recoverable and we recorded an impairment charge of $8.0 million in our consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2012.

Other Income, Net

Other income, net was $1.4 million in 2013 as compared to $2.9 million in 2012. The decrease of $1.5 million was primarily due a larger amount of reserves reversed in 2012 compared to 2013 related to foreign research and development credits upon the expiration of the statute of limitations.

Income Tax Benefit

Income tax benefit was less than $0.1 million in 2013 which was substantially unchanged as compared to 2012.

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

Collaboration revenue from related party was $33.6 million in 2012 as compared to $4.3 million in the same period in 2011. The $29.3 million increase was primarily due to the recognition of $19.7 million representing the excess of deferred revenue over the BESP of the non-exclusive license granted to Novartis for combination trials pursuant to the termination agreement. Additionally, license fee revenue increased $4.8 million in 2012 related to the impact of Novartis’ stock subscription rights. Reimbursement of royalties consisted of $7.3 million recognized as a result of Novartis’ requirement under the termination agreement to reimburse us for our contractual payments to UABRF in connection with intellectual property related to Tyzeka®/Sebivo®.

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

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis through July 31, 2012;

•	license, milestone and stock purchase payments from ViiV and GlaxoSmithKline, or GSK, through March 15, 2012;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of Tyzeka®/Sebivo® and compounds Novartis previously licensed from us;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from offerings in July 2004, October 2005, August 2009, April 2010, April 2011, November 2011, August 2012 and January 2014;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

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

In January 2014, we issued 16.4 million shares of our common stock to Baupost through a registered direct offering under our shelf registration filed in 2011. We received $106.7 million in net proceeds. We believe that our current cash and cash equivalents as well as the net proceeds from this offering will be sufficient to sustain operations into at least the second half of 2015.

We have incurred losses in each year since our inception and at December 31, 2013, we had an accumulated deficit of $830.4 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

We had total cash and cash equivalents of $122.0 million and $230.8 million as of December 31, 2013 and 2012, respectively. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of December 31, 2013, all of our investments were in money market funds.

Net cash used in operating activities was $109.1 million, $81.6 million and $54.5 million in 2013, 2012 and 2011, respectively. The increase of $27.5 million in net cash used in operating activities in 2013 compared to 2012 was primarily due to $27.2 million higher operating expenses, excluding the intangible asset impairment of $8.0 million in 2012. The increase in net cash used in operating activities of $27.1 million in 2012 compared to 2011 was primarily due to $36.6 million higher operating expenses, excluding the intangible asset impairment of $8.0 million in 2012, partially offset by a $6.5 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was $0.5 million, $2.0 million and $0.8 million in 2013, 2012 and 2011, respectively. The decrease of $1.5 million in net cash used in 2013 compared to 2012 was primarily due to changes in restricted cash in connection with our operating leases. The increase of $1.2 million in net cash used in 2012 compared to 2011 was primarily due to an increase in restricted cash for the issuance of a new letter of credit related to an operating lease for new office and laboratory space.

Net cash provided by financing activities was $0.5 million, $196.1 million and $127.7 million in 2013, 2012 and 2011, respectively. The decrease of $195.6 million in net cash provided by financing activities in 2013 compared to 2012 was primarily due to the receipt of proceeds of $190.5 million related to an underwritten offering in August 2012. The increase in net cash provided by financing activities in 2012 of $68.4 million was due to the receipt of proceeds of $190.5 million related to an underwritten offering in August 2012 compared to the receipt of proceeds of $126.0 million related to the underwritten offerings and a private placement in 2011. In addition, proceeds from the exercise of common stock options increased $4.0 million in 2012 compared to 2011.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating leases	$20,486	$3,412	$7,059	$6,124	$3,891
Settlement payments and other agreements	1,681	1,467	214	—	—
Long-term obligations	5,555	—	82	5,000	473

Total contractual obligations	$27,722	$4,879	$7,355	$11,124	$4,364

Included in the table above was $6.1 million related to a settlement agreement we entered into in July 2008 with the University of Alabama, or UAB, UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement will expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Under the July 2012 termination agreement with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at December 31, 2013 and 2012 was $6.1 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

In April 2013, our lease of 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts commenced. In February 2014, our lease payments included an additional 5,596 square feet of office space located on the premises. The term of the lease is seven years and we have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. The future expected rental payments under this lease are included in the table above. In connection with the operating lease for office and laboratory space, we have a letter of credit with a commercial bank for $1.4 million which will expire in September 2014. In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts.

Certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2013.

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

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and human immunodeficiency virus type-1, or HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Novartis was required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. As of July 31, 2013, the patent rights and payment obligations have been assigned to Novartis. As a result, in the third quarter of 2013, we recognized $1.3 million as revenue and we will no longer have contractual payments to CNRS.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013. However, we believe that the following critical accounting policies are important to the understanding and evaluating of our reported financial results.

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. For multiple-element arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Codification Topic 605, Revenue Recognition, or ASC Topic 605. Under ASC Topic 605, Multiple-Deliverable Revenue Arrangements, the guidance provides: a) when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requirements that an entity to allocate arrangement considerations to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available, or third-party evidence, or TPE, if available and VSOE is not available, or the BESP, if neither VSOE nor TPE is available; and c) elimination of the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

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

Collaboration Revenue from Related Party

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. This agreement along with several other agreements between us and Novartis constituted our collaborative arrangement with Novartis, which was treated as a single unit of accounting for revenue recognition purposes. In July 2012, the development and commercialization agreement was materially amended and the termination agreement was entered into between us and Novartis. The termination agreement is described in detail in Note 12 in the footnotes to the financial statements to this Annual Report on Form 10-K.

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

Prior to August 2012, we recognized non-refundable payments received from Novartis over the performance period of our continuing obligations, or through May 2021, based on then current judgments related to the product development timeline of our licensed drug candidates. We reviewed our assessment and judgment on a quarterly basis with respect to the expected duration of the development period of our licensed drug candidates. If the estimated performance period changed, we would adjust the periodic revenue that was being recognized and would have recorded the remaining unrecognized non-refundable payments over the remaining development period during which our performance obligations would be completed. Significant judgments and estimates were involved in determining the estimated development period and different assumptions could yield materially different results.

Prior to August 2012, related to Novartis’ stock subscription right, under a stockholders’ agreement entered into with Novartis in May 2003, which we refer to as the stockholders’ agreement, upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 stock incentive plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. Novartis retains these rights under an amendment to the stockholders’ agreement that was executed in July 2012, which we refer to as the second amended and restated stockholders’ agreement. As of July 31, 2012, the aggregate impact of Novartis’ stock subscription rights reduced the non-refundable payments by $26.3 million, which was recorded as additional paid-in capital. Of this amount, $6.3 million was recorded as a reduction of deferred revenue with the remaining amount of $20.0 million recorded as a reduction of license fee revenue. For the period of January 2012 through July 2012, the impact of Novartis’ stock subscription rights increased additional paid-in capital by $3.6 million, decreased deferred revenue by $0.9 million and decreased license fee revenue by $2.7 million. The impact of Novartis’ stock subscription right for the years ended December 31, 2013 and 2012 are described below under the heading “Termination Agreement”.

Prior to August 2012, royalty revenue consisted of revenue earned under our license agreement with Novartis for sales of Tyzeka®/Sebivo®, which was recognized when reported from Novartis. Royalty revenue was equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varied based on the specified territory and the aggregate dollar amount of net sales. Under the termination agreement executed in July 2012, we no longer receive royalty milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®.

Termination Agreement

In July 2012, we and Novartis materially amended the development and commercialization agreement that was established in May 2003, which is considered a material modification under ASC Topic 605. Since August 2012, we recognize revenue related to the termination agreement with Novartis under ASC Topic 605 which provides: a) when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requirement of an entity to allocate arrangement considerations to each element based on a selling price hierarchy, where the selling price for an element is based on VSOE, if available, or TPE, if available and VSOE is not available, or the BESP, if neither VSOE nor TPE is available; and c) elimination of the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million. We recognized the excess deferred revenue over the BESP, or $19.7 million, as collaboration revenue from related party in the third quarter of 2012. As of December 31, 2013 and 2012, the remaining balances of $4.0 million and $4.7 million, respectively, were included in deferred revenue, related party in our consolidated balance sheets and are recognized as collaboration revenue from related party on a straight-line basis over the term of the non-exclusive license, or seven years.

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

Commencing in August 2012, the change in fair value of Novartis’ stock subscription rights under the second amended and restated stockholders’ agreement is accounted for solely as an adjustment to the revenue recognized from Novartis’ non-exclusive right to conduct combination trials under the termination agreement. Novartis’ stock subscription rights no longer impact deferred revenue. The fair value of the stock subscription rights is estimated using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period. For the period of August 2012 through December 2012, using the trinomial lattice model, the impact of Novartis’s stock subscription rights was $4.2 million which decreased additional paid-in capital and increased license fee revenue primarily due to the decline in our stock price. For the year ended December 31, 2012, the impact of Novartis’ stock subscription rights decreased additional paid-in capital by $0.6 million, decreased deferred revenue by $0.9 million and increased license fee revenue by $1.5 million. For the year ended December 31, 2013, using the trinomial lattice model, the impact of Novartis’ stock subscription rights was $1.5 million, which increased additional paid-in capital and reduced license fee revenue.

Under the termination agreement, Novartis is committed to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in the footnotes to the consolidated financial statements to this Annual Report on Form 10-K. These amounts were recorded as receivables from related party and recognized as collaboration revenue from related party as of the years ended December 31, 2013 and 2012.

Other Revenue

In February 2009, we entered into the ViiV license agreement. Under the ViiV license agreement, we granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our non-nucleoside reverse transcriptase inhibitor, or NNRTI, compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV. This agreement had performance obligations, including joint committee participation and ViiV’s right to license other NNRTI compounds that we may develop in the future, that we had assessed under the FASB guidance related to multiple element arrangements, prior to the implementation of ASU No. 2009-13. We concluded that this arrangement should be accounted for as a single unit of accounting and recognized as revenue using the contingency adjusted performance method. Under this agreement, we received a non-refundable license fee payment and milestone payments from ViiV. These milestone payments did not meet the revenue recognition criteria for immediate recognition. The non-refundable license fee payment and milestone payments received from ViiV were recorded as deferred revenue and were being recognized as revenue over the life of the agreement, which was estimated to be 17 years. A cumulative catch-up was recognized for the period from the execution of the license agreement in March 2009 through the period in which the milestone payments were received.

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated in March 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also recorded $4.3 million as deferred revenue in our consolidated balance sheets at December 31, 2013 and 2012 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the July 2012 termination agreement, Novartis remains obligated to reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

Accrued Expenses

We accrue expenses we have incurred but have not been invoiced. This process involves estimating the level of service performed by third-parties on our behalf and the associated cost incurred for these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses in which subjective judgments may be required include services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Share-Based Compensation

We account for share-based compensation for employees and directors using a fair value based method that results in expense being recognized in our financial statements. We make assumptions related to the expected volatility of our stock and the expected term of the awards granted in order to value and expense our share-based compensation. The expected option term and expected volatility are determined by examining the expected option term and volatility of our own stock as well as those of similarly sized biotechnology companies. We review these assumptions periodically. The amounts recognized for share-based compensation expense could vary depending upon changes in these assumptions. Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2013, 2012 and 2011, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.

For purposes of our consolidated statements of operations, we allocate share-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option grants. We expect to continue to grant options to purchase common stock in the future.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and did not have a material impact on our financial statements.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the captions “Proposal 1 — Election of Directors”, “Corporate Governance”, “Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management”.

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

Item 11. Executive Compensation

The response to this Item is incorporated herein by reference to our 2014 Proxy Statement under the captions “Executive Compensation”, “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated herein by reference to our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information”.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this Item is incorporated herein by reference to our 2014 Proxy Statement under the captions “Certain Relationships and Related Person Transactions”, “Certain Relationships and Related Person Transactions — Employment Agreements” and “Corporate Governance — Director Independence”.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated herein by reference to our 2014 Proxy Statement under the captions “Ratification of Selection of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services” and “Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Idenix Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Idenix Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 27, 2014

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$122,006	$230,826
Restricted cash	1,402	2,103
Receivables from related party	1,409	1,195
Other current assets	4,935	3,668

Total current assets	129,752	237,792
Property and equipment, net	2,782	3,274
Receivables from related party, net of current portion	5,082	6,210
Other assets	3,395	3,589

Total assets	$141,011	$250,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$5,771
Accrued expenses	9,303	9,293
Deferred revenue, related party	714	714
Other current liabilities	392	154

Total current liabilities	18,190	15,932
Other long-term liabilities	9,278	7,513
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	3,274	3,988

Total liabilities	35,014	31,705
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2013 and 2012; 134,119,350 and 133,957,689 shares issued and outstanding December 31, 2013 and 2012, respectively	134	134
Additional paid-in capital	935,406	926,671
Accumulated other comprehensive income	859	470
Accumulated deficit	(830,402)	(708,115)

Total stockholders’ equity	105,997	219,160

Total liabilities and stockholders’ equity	$141,011	$250,865

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Collaboration revenue—related party	$469	$33,595	$4,328
Other revenue	—	36,068	2,623

Total revenues	469	69,663	6,951
Operating expenses:
Cost of revenues	715	2,654	2,324
Research and development	84,254	70,182	41,341
General and administrative	35,320	24,163	16,694
Restructuring charges	3,900	—	—
Intangible asset impairment	—	8,045	—

Total operating expenses	124,189	105,044	60,359

Loss from operations	(123,720)	(35,381)	(53,408)
Other income, net	1,350	2,892	1,368

Loss before income taxes	(122,370)	(32,489)	(52,040)
Income tax benefit	83	89	61

Net loss	$(122,287)	$(32,400)	$(51,979)

Basic and diluted net loss per common share	$(0.91)	$(0.27)	$(0.57)
Shares used in computing basic and diluted net loss per common share	133,980	118,755	90,831

Comprehensive loss:
Net loss	$(122,287)	$(32,400)	$(51,979)
Changes in other comprehensive income:
Foreign currency translation adjustment	389	105	(318)

Comprehensive loss	$(121,898)	$(32,295)	$(52,297)

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

DECEMBER 31, 2013, 2012 and 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2010	73,091,514	$73	$591,884	$683	$(623,736)	$(31,096)
Issuance of common stock upon exercise of stock options	410,723	—	1,398	—	—	1,398
Issuance of common stock to related party	1,857,297	2	5,260	—	—	5,262
Issuance of common stock, net of offering costs	31,858,929	32	120,974	—	—	121,006
Share-based compensation	—	—	2,423	—	—	2,423
Antidilution shares contingently issuable to related party	—	—	4,529	—	—	4,529
Cumulative translation adjustment	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	(51,979)	(51,979)

Balance at December 31, 2011	107,218,463	$107	$726,468	$365	$(675,715)	$51,225

Issuance of common stock upon exercise of stock options	1,354,333	2	5,346	—	—	5,348
Issuance of common stock to related party	84,893	—	291	—	—	291
Issuance of common stock, net of offering costs	25,300,000	25	190,480	—	—	190,505
Share-based compensation	—	—	4,836	—	—	4,836
Antidilution shares contingently issuable to related party	—	—	(750)	—	—	(750)
Cumulative translation adjustment	—	—	—	105	—	105
Net loss	—	—	—	—	(32,400)	(32,400)

Balance at December 31, 2012	133,957,689	$134	$926,671	$470	$(708,115)	$219,160

Issuance of common stock upon exercise of stock options	161,661	—	483	—	—	483
Share-based compensation	—	—	6,721	—	—	6,721
Antidilution shares contingently issuable to related party	—	—	1,531	—	—	1,531
Cumulative translation adjustment	—	—	—	389	—	389
Net loss	—	—	—	—	(122,287)	(122,287)

Balance at December 31, 2013	134,119,350	$134	$935,406	$859	$(830,402)	$105,997

The accompanying notes are an integral part of these consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(122,287)	$(32,400)	$(51,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,717	3,100	4,199
Share-based compensation expense	5,060	4,836	2,423
Share-based compensation expense related to restructuring	1,661	—	—
Revenue adjustment for contingently issuable shares	1,531	(1,561)	3,308
Intangible asset impairment	—	8,045	—
Other	32	(4)	235
Changes in operating assets and liabilities:
Receivables from related party	(213)	(6,248)	(317)
Other assets	357	(122)	(2,437)
Accounts payable	2,008	2,883	320
Accrued expenses and other current liabilities	52	820	(3,119)
Deferred revenue	—	(36,068)	(2,623)
Deferred revenue, related party	(714)	(21,766)	(3,124)
Other liabilities	1,745	(3,137)	(1,407)

Net cash used in operating activities	(109,051)	(81,622)	(54,521)

Cash flows from investing activities:
Purchases of property and equipment	(1,186)	(1,066)	(837)
Changes in restricted cash	701	(942)	—

Net cash used in investing activities	(485)	(2,008)	(837)

Cash flows from financing activities:
Proceeds from exercise of common stock options	483	5,348	1,398
Proceeds from issuance of common stock to related party	—	291	5,262
Proceeds from issuance of common stock, net of offering costs	—	190,505	121,006

Net cash provided by financing activities	483	196,144	127,666
Effect of changes in exchange rates on cash and cash equivalents	233	41	(152)

Net increase (decrease) in cash and cash equivalents	(108,820)	112,555	72,156
Cash and cash equivalents at beginning of year	230,826	118,271	46,115

Cash and cash equivalents at end of year	$122,006	$230,826	$118,271

Supplemental disclosure of cash flow information:
Taxes paid	$22	$21	$20
Supplemental disclosure of non-cash investing and financing activities:
Change in value of shares of common stock contingently issuable or issued to related party	1,531	(750)	4,529

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

We conducted extensive preclinical testing for IDX21437, our lead uridine-based nucleotide prodrug candidate. In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437 and we expect to report data from a seven-day proof-of-concept study in patients infected with HCV in the first half of 2014.

In the second quarter of 2013, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for IDX20963, our uridine-based nucleotide prodrug candidate. In June 2013, the FDA requested additional preclinical safety information for IDX20963 which we are currently conducting.

In the first quarter of 2013, we discontinued the development of IDX184 and IDX19368, two guanosine-based nucleotide prodrugs. These drug candidates were previously on clinical hold due to serious cardiac-related adverse events seen in a competitor’s phase II clinical trial of BMS-986094.

As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on follow-on nucleotide prodrug candidates and the identification of two nucleotide prodrugs with complementary resistance profiles.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of samatasvir, also known as IDX719, our once-daily pan-genotypic NS5A inhibitor, simeprevir, also known as TMC435, a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low-dose ritonavir, being developed by Janssen.

In May 2013, we initiated a 12-week phase II HELIX-1 clinical trial under the Janssen collaboration evaluating samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients and in January 2014, we announced interim data for Part A of this clinical trial. In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three direct-acting antiviral, or DAA, combination of samatasvir, simeprevir and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin. This trial is ongoing and we expect to report SVR4 data in the second half of 2014.

We have several ongoing litigation and administrative matters involving Gilead Sciences, Inc., and/or certain of its subsidiaries, or Gilead. In December 2013, we filed two lawsuits against Gilead: a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts and a second patent infringement and interference lawsuit in the U.S. District Court for the District of Delaware. In February 2012, the U.S. Patent and Trademark Office, or the USPTO, initiated an interference between one of our co-owned patent applications and an issued patent owned by Gilead. In January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware. In December 2013, the USPTO declared a second patent interference between one of our co-owned patents and a patent application owned by Gilead. We cannot predict if the decision in the first interference will influence the timing and/or outcome of the second interference. In August

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2013, we filed a request with the Chinese Patent Office’s Patent Re-examination Board, or the PRB, to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. We also have three ongoing foreign litigations related to lawsuits Gilead has filed against us in Canada, Norway and Australia. These legal cases are described more fully in Note 13.

In January 2014, we issued 16.4 million shares of our common stock to The Baupost Group, L.L.C., or Baupost, a related party, through a registered direct offering under our shelf registration filed in 2011. We received $106.7 million in net proceeds. We believe that our current cash and cash equivalents as well as the net proceeds from this offering will be sufficient to sustain operations into at least the second half of 2015. Baupost increased their ownership in Idenix from approximately 27% to 35% after the offering. Baupost is entitled to non-voting observer rights with respect to meetings of Idenix’s board of directors and its committees as long as Baupost owns at least 25% of our common stock.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at December 31, 2013, we had an accumulated deficit of $830.4 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees. More generally, if we are unable to obtain adequate funding, we may be required to scale back, suspend or terminate our business operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, as an update to Comprehensive Income (Topic 220). The objective of this update is to improve the reporting of reclassifications

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

out of accumulated other comprehensive income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under generally accepted accounting principles, or GAAP, in the United States of America to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 became effective on February 1, 2013 and did not have a material impact on our financial statements.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and methodologies, including those related to revenue recognition, our collaborative relationships, clinical trial expenses, impairment and amortization of long-lived assets including intangible assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, accrued expenses, contingencies, litigation and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

In connection with certain of our operating lease commitments (Note 13), we issued letters of credit collateralized by cash deposits that were classified as restricted cash on the consolidated balance sheets. Restricted cash amounts have been classified as current assets based on the expected release date of the restrictions.

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

At December 31, 2013 and 2012, all of our receivables from related party were due from Novartis Pharma AG, or Novartis. The receivables from related party balances at December 31, 2013 and 2012 of $6.5 million and $7.4 million, respectively, were related to Novartis’ obligation under the termination and revised relationship agreement entered into with Novartis in July 2012, or the termination agreement, to reimburse us for contractual payments due by us to third-parties (Note 13).

Marketable Securities

We classify our marketable securities with remaining final maturities of 12 months or less based on the purchase date as current marketable securities, exclusive of those categorized as cash equivalents. We classify our marketable securities with remaining final maturities greater than 12 months as non-current marketable

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

securities to the extent we do not expect to be required to liquidate them before maturity. We classify all of our marketable debt securities as available-for-sale. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized gains and, to the extent deemed temporary, unrealized losses in other comprehensive loss. Realized gains and losses are determined using the specific identification method and are included in other income, net in our consolidated financial statements. We evaluate our investments when a decline in fair value below the cost basis occurs and determine if the asset is impaired.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2013 and 2012, we had $88.0 million and $184.0 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at December 31, 2013 or 2012 and there were no gross unrealized gains or losses for the years ended December 31, 2013, 2012 and 2011.

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

Our intangible asset related to a settlement agreement entered into by and among us along with our former chief executive officer in his individual capacity, L’Universite Montpellier II, or the University of Montpellier, Le Centre National de la Recherche Scientifique, or CNRS, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, and Emory University as described more fully in Note 13. The settlement agreement, entered into in July 2008 and effective as of June 1, 2008, included a full release of all claims, contractual or otherwise, by the parties.

Pursuant to the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Prior to the execution of the termination agreement in July 2012, we were amortizing the $15.0 million related to this settlement payment to UAB and related entities over the life of the settlement agreement, or August 2019. Under the termination agreement with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. We concluded that the intangible asset was effectively abandoned on the effective date of the termination agreement since there are no future cash flows associated with its use and the intangible asset has no alternate use. As a result, we recorded an impairment charge of $8.0 million during the year ended December 31, 2012. No significant impairment charges were recognized for the years ended December 31, 2013 or 2011.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each of the assets, except for leasehold improvements which are amortized using the straight-line method over the shorter of the asset life or the related lease term. Upon disposal of property and equipment, the related cost and accumulated depreciation are removed from the asset accounts and any resulting gain or loss is included in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Accrued Expenses

We accrue expenses we have incurred but have not been invoiced. This process involves estimating the level of service performed by third-parties on our behalf and the associated cost incurred for these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses in which subjective judgments may be required include services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date and the cost of services is often subject to our judgment. We make these judgments based upon the facts and circumstances known to us. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and, for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the FASB. For multiple-element arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Codification Topic 605, Revenue Recognition, or ASC Topic 605, which provides: a) when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requirement of an entity to allocate arrangement considerations to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available, or third-party evidence, or TPE, if available and VSOE is not available, or the best estimate of selling price, or BESP, if neither VSOE nor TPE is available; and c) elimination of the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Collaboration Revenue from Related Party

In May 2003, we entered into a collaboration with Novartis relating to the worldwide development and commercialization of our drug candidates, which we refer to as the development and commercialization agreement. This agreement along with several other agreements between us and Novartis constituted our collaborative arrangement with Novartis, which was treated as a single unit of accounting for revenue recognition purposes. In July 2012, the development and commercialization agreement was materially amended and the termination agreement was entered into between us and Novartis. The Novartis collaboration is described in detail in Note 12.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Prior to August 2012, we recognized non-refundable payments over the performance period of our continuing obligations. This period was estimated based on then current judgments related to the product development timeline of our licensed drug candidates and was estimated to be through May 2021. This policy is described more fully in Note 12.

Prior to August 2012, related to Novartis’ stock subscription right under a stockholders’ agreement entered into with Novartis in May 2003, which we refer to as the stockholders’ agreement, upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 stock incentive plan, or the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. Novartis retains these rights under an amendment to the stockholders’ agreement that was executed in July 2012, which we refer to as the second amended and restated stockholders’ agreement.

Prior to August 2012, royalty revenue consisted of revenue earned under our license agreement with Novartis for sales of telbivudine (Tyzeka®/Sebivo®), which was recognized when reported from Novartis. Royalty revenue was equal to a percentage of Tyzeka®/Sebivo® net sales, with such percentage increasing according to specified tiers of net sales. The royalty percentage varied based on the specified territory and the aggregate dollar amount of net sales. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®.

Termination Agreement

In July 2012, we and Novartis materially amended the development and commercialization agreement that was established in May 2003, which was considered a material modification under ASC Topic 605. Since August 2012, we recognize revenue related to the termination agreement with Novartis under ASC Topic 605 which provides: a) when multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements; b) requirement of an entity to allocate arrangement considerations to each element based on a selling price hierarchy, where the selling price for an element is based on VSOE, if available, or TPE, if available and VSOE is not available, or the BESP, if neither VSOE nor TPE is available; and c) elimination of the use of the residual method and requires an entity to allocate arrangement considerations using the selling price hierarchy.

We evaluated our modified arrangement with Novartis and determined that the agreements should continue to be treated as a single unit of accounting. Under the termination agreement we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The non-exclusive license is the only revenue-generating deliverable remaining under the modified arrangement and since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for the non-exclusive license was established using the BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined that the BESP of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million. We recognized the excess deferred revenue over the BESP, or $19.7 million, as collaboration revenue from related party in the third quarter of 2012. As of December 31, 2013 and 2012, the remaining balances of $4.0 million and $4.7 million, respectively, were included in deferred revenue, related party in our consolidated balance sheets and are recognized as collaboration revenue from related party on a straight-line basis over the term of the non-exclusive license, or seven years.

In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Commencing in August 2012, the change in fair value of Novartis’ stock subscription rights under the second amended and restated stockholders’ agreement is accounted for as an adjustment to the revenue recognized from Novartis’ non-exclusive right to conduct combination trials under the termination agreement. The fair value of the stock subscription rights is estimated using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period. This policy is described more fully in Note 12.

Under the termination agreement, Novartis is committed to reimburse us for contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in Note 13. These amounts were recorded as receivables from related party and recognized as collaboration revenue from related party as of the years ended December 31, 2013 and 2012.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated in March 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue which was included in the consolidated statement of operation and comprehensive loss for the year ended December 31, 2012.

Deferred Revenue

In March 2003, we entered into a final settlement agreement with Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, under which the rights to develop and commercialize telbivudine in Japan, China, South Korea and Taiwan previously granted to Sumitomo were returned to us. This agreement with Sumitomo became effective upon consummation of our collaboration with Novartis in May 2003. We repurchased these product rights for $5.0 million. The repurchase of these rights resulted in a $4.6 million reversal of revenue that we previously recognized under our original arrangements with Sumitomo. We recorded the remaining amount of $0.4 million as a reduction of deferred revenue. We have also recorded $4.3 million as deferred revenue in our consolidated balance sheets at December 31, 2013 and 2012 representing amounts received from Sumitomo that we have not included in our revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the July 2012 termination agreement, Novartis remains obligated to reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and, therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

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

Research and Development Expenses

Costs associated with internal research and development and external research and development services, including preclinical and clinical trial studies are expensed as incurred so long as there is future economic value. Internal research and development expenses include costs for salaries, employee benefits, subcontractors, facility related expenses, depreciation, share-based compensation and other costs. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when payment is made.

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

Share-based compensation expense is recognized based on awards ultimately expected to vest and should be reduced for estimated forfeitures. During 2013, 2012 and 2011, because substantially all of our stock option grants vest monthly, no forfeiture assumption was applied.

For purposes of our consolidated statements of operations and comprehensive loss, we allocate share-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option grants. We expect to continue to grant options to purchase common stock in the future.

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

When the functional currency of the foreign subsidiary is the U.S. dollar, a combination of current and historical exchange rates are used in remeasuring the local currency transactions of the foreign subsidiary. Nonmonetary assets and liabilities, including equity, are remeasured using historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates. Income and expense amounts are remeasured using the average exchange rate for the period. Net realized gains and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss. Gains and losses resulting from foreign currency remeasurements are included in the consolidated statements of operations and comprehensive loss.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of outstanding stock options (using the treasury stock method), issuance of contingently issuable shares subject to Novartis’ stock subscription rights (Note 12) and restricted stock awards.

Segment Reporting

Our management, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in only one reportable segment.

3. Net Loss per Common Share

The following sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(122,287)	$(32,400)	$(51,979)
Basic and diluted weighted average number of common shares outstanding	133,980	118,755	90,831
Basic and diluted net loss per common share	$(0.91)	$(0.27)	$(0.57)

The following common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Options	7,431	7,556	7,579
Contingently issuable shares to related party	1,480	755	2,377

In addition to the contingently issuable shares to related party listed in the tables above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Property and Equipment, Net

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	December 31,
		2013	2012
		(In Thousands)
Scientific equipment	7	$6,819	$6,920
Computer equipment and software	2	3,527	3,786
Enterprise software	5	2,927	2,599
Office furniture and equipment	5 - 7	771	731
Leasehold improvements	*	1,580	7,970
Construction-in-progress		—	128

		15,624	22,134
Less—accumulated depreciation		(12,842)	(18,860)

		$2,782	$3,274

*	Shorter of asset life or lease term

In April 2013, we terminated our lease for laboratory and office space at 60 Hampshire Street in Cambridge, Massachusetts. Upon termination of this lease, a significant portion of our leasehold improvements were retired. We did not record any impairment charges related to these assets as they were fully depreciated at the time of retirement.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $2.4 million and $3.1 million, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consisted of the following:

	December 31,
	2013	2012
	(In Thousands)
Research and development contract costs	$2,832	$2,686
Payroll and benefits	2,888	2,946
Professional fees	992	1,204
Accrued settlement payment	1,052	976
Restructuring costs	996	—
Other	543	1,481

	$9,303	$9,293

Other long-term liabilities consisted of the following:

	December 31,
	2013	2012
	(In Thousands)
Accrued settlement payment	$5,082	$6,210
Research and development contract costs	3,278	—
Other	918	1,303

	$9,278	$7,513

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In February 2013, we elected not to continue development of IDX184 and IDX19368 for the treatment of HCV. As of December 31, 2013, we have accrued approximately $3.3 million of research and development expenses representing the estimated costs to complete ongoing activities related to these programs. These have been classified as long-term liabilities as we expect these activities to occur beyond 2014.

6. Restructuring Charges

In September 2013, we implemented a restructuring of our operations at our headquarters in Cambridge, Massachusetts and at our facility in Montpellier, France to reduce our workforce by approximately 20 positions in connection with our strategic initiatives to create a more flexible business structure and outsource certain research and development functions. We recorded $2.3 million in employee severance charges related to this restructuring. Of this amount, $1.3 million was paid during the year ended December 31, 2013 and the remaining balance of $1.0 million continues to be accrued as of December 31, 2013. We also recorded $1.7 million in non-cash share-based compensation expense related to the acceleration of unvested options for certain employees. There were no restructuring charges in 2012 or 2011.

7. Equity Incentive Plans and Share-Based Compensation

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

In June 2005, we adopted the 2005 stock incentive plan, or the 2005 plan. The 2005 plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards, or awards. The 2005 plan, as approved by our stockholders, provided for the authorization of awards covering an aggregate of 9.0 million shares.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

to holders of more than 10% of our voting common stock). Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the compensation committee may determine. The compensation committee may also grant restricted stock and other share-based awards on such terms and conditions as it may determine.

The following table shows share-based compensation expense as included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Research and development	$1,753	$1,810	$1,066
General and administrative	3,307	3,026	1,357

Total share-based compensation expense	$5,060	$4,836	$2,423

As part of the restructuring in September 2013, we recorded $1.7 million of share-based compensation expense related to the acceleration of unvested options for certain employees. The expense was classified as restructuring charges in our consolidated statements of operations and comprehensive loss.

Share-based compensation expense is based on awards ultimately expected to vest. During the years ended December 31, 2013, 2012 and 2011, because substantially all of our stock option grants vest monthly, share-based employee compensation expense included the actual impact of forfeitures.

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Years Ended December 31,
	2013	2012	2011
Weighted average fair value of options	$3.03	$7.40	$2.15
Risk-free interest rate	0.90%	0.86%	2.07%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	5.27	5.32	5.20
Expected volatility	80.3%	79.4%	75.0%

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In Thousands)
Options outstanding at December 31, 2012	7,555,598	$7.60
Granted	1,694,250	$4.65
Cancelled	(1,657,222)	$9.18
Exercised	(161,661)	$2.99

Options outstanding at December 31, 2013	7,430,965	$6.67	5.91	$8,760

Options exercisable at December 31, 2013	5,287,641	$6.71	4.77	$6,376
Options vested and expected to vest at December 31, 2013	7,430,965	$6.67	5.91	$8,760

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2013, based on the closing price of our common stock of $5.98 on that date.

The total intrinsic value of stock options exercised, which represents the amount by which the fair market value exceeded the exercise price, during 2013, 2012 and 2011 was $0.4 million, $10.0 million and $1.2 million, respectively. The decrease in the 2013 intrinsic value of stock options exercised as compared to 2012 was primarily due the decrease of stock options exercised.

We had an aggregate of $9.2 million of share-based compensation expense as of December 31, 2013 remaining to be amortized over a weighted average expected term of 2.3 years.

8. Income Taxes

Our effective income tax rate differs from the statutory federal income tax rate was as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate benefit	(34)%	(34)%	(34)%
State tax benefit, net of federal expense (benefit)	(3)	(6)	3
Research and development credit	(1)	0	(2)
Permanent items	1	(1)	3
Other	1	0	1
Valuation allowance	36	41	29

Effective income tax rate	0%	0%	0%

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of our net deferred taxes were as follows:

	December 31,
	2013	2012
	(In Thousands)
Depreciation	$2,960	$2,739
Development contracts	729	897
Nonqualified stock options	7,489	5,700
Deferred licensing income	1,566	1,847
Accrued expenses and other	3,366	6,454
Capitalized research costs	95,353	78,734
Research and development credits	14,185	10,712
Foreign tax credit carryforward	877	877
Net operating carryforwards	135,929	110,330
Valuation allowance	(262,454)	(218,290)

Deferred tax asset	$—	$—

As of December 31, 2013, we had United States federal and state net operating loss carryforwards of $384.5 million and $97.7 million, respectively, which may be available to offset future federal and state income tax liabilities. The federal net operating loss carryforwards begin to expire in 2022 and the state net operating loss carryforwards have begun to expire. Approximately $9.0 million of the net operating loss carryforwards available for federal and state income tax purposes relate to exercises of employee stock options, the tax benefit of which, if realized, will be credited to additional paid-in capital. We have federal and state research and development credits of $12.0 million and $3.3 million, respectively. The federal research and development credits begin to expire in 2022 and the state credits begin to expire in 2021. We also have foreign credit carryforwards of $0.9 million, which will expire in 2016.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Our management has evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized research costs and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of federal, state and foreign deferred tax assets and, as a result, a valuation allowance of $262.5 million has been established at December 31, 2013.

The total amount of unrecognized tax benefits was $1.3 million at December 31, 2013. Of this amount, $0.2 million will impact the effective tax rate if ultimately realized and $1.1 million would be offset by an increase in the valuation allowance on deferred tax assets.

Our policy is to classify interest and penalties associated with uncertain tax positions as other income, net in our consolidated statements of operations. As of December 31, 2013, $0.2 million was accrued related to interest and penalties for uncertain tax positions which were recorded in years prior to 2011. There were no amounts included in other income, net for the years ended December 31, 2013, 2012 and 2011.

The open tax years by major jurisdiction are: a) the years ended December 31, 2010 through 2012 for the United States; and b) the years ended December 31, 2011 and 2012 for France.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Employee Benefit Plans

We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) plan. The 401(k) plan allows participants to defer a portion of their annual compensation on a pre-tax basis and covers substantially all of our United States employees who meet minimum age and service requirements.

We match 50% of employee contributions up to 6% of participants’ annual compensation. We made contributions to the 401(k) plan of $0.2 million during each of the years ended December 31, 2013 and 2012, respectively, and $0.1 million during the year ended December 31, 2011.

We are required by statute to maintain a defined benefit plan for our employees in France. We have recorded $0.5 million in other long-term liabilities related to this benefit plan as of December 31, 2013 and 2012.

10. Related Party Transactions

In connection with the collaboration with Novartis, we have generated revenues from Novartis related to royalty revenue associated with the sale of Tyzeka®/Sebivo®, license payments and reimbursements of royalties in the amount of $0.5 million, $33.6 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recognized $2.9 million and $4.5 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the years ended December 31, 2012 and 2011, respectively. Royalty revenues for the year ended December 31, 2012 included royalty payments through July 2012, the date of the termination agreement. Under the termination agreement, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®.

The receivables from related party balance of $6.5 million and $7.4 million at December 31, 2013 and 2012, respectively, were due from Novartis related to its obligation under the termination agreement to reimburse us for contractual payments due by us to third-parties.

We also included $4.0 million and $4.7 million as deferred revenue, related party, as of December 31, 2013 and 2012, respectively, related to Novartis’ non-exclusive license to conduct combination clinical trials.

11. Segment Reporting

We operate in a single segment, we have no organizational structure dictated by product lines, geography or customer type and all significant revenues are generated from operations in the United States. The following table presents total long-lived assets by geographic area:

	December 31,
	2013	2012
	(In Thousands)
United States	$1,971	$2,102
France	811	1,172

	$2,782	$3,274

12. Collaborative Agreements and License Agreements

Janssen Non-Exclusive Collaboration

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen for the clinical evaluation of all-oral DAA HCV combination therapies. The combination therapies involve samatasvir, simeprevir and TMC647055 with low-dose ritonavir.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Under the terms of this collaboration agreement, we will conduct the clinical trials. The collaboration includes two ongoing phase II clinical trials, which we refer to as HELIX-1 and HELIX-2. HELIX-1 evaluates the two-DAA combination of samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. HELIX-2 evaluates a three-DAA combination of samatasvir, simeprevir and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients.

The clinical trials are being conducted under an arrangement whereby Janssen provides us with clinical supply of simeprevir and TMC647055 at no cost. Neither party will receive any milestone or royalty payments from the other party under this agreement. Both companies retain all rights to their respective compounds under this agreement. The parties have no obligation to conduct additional clinical trials beyond those described here. Neither party has licensed any commercial rights to the other party.

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

Novartis Collaboration

On May 8, 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’ agreement with Novartis. On July 31, 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement.

The collaboration entered into in May 2003 included the following agreements and transactions which together constituted our arrangement with Novartis, which was treated as a single unit of accounting for revenue recognition purposes:

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Under the development and commercialization agreement, we granted Novartis an exclusive worldwide license to develop, market and sell Tyzeka®/Sebivo® and other compounds Novartis previously licensed from us. Under this agreement, we have received $117.2 million of non-refundable payments from Novartis related to these drug candidates that have been recorded as deferred revenue. Through July 2012, the $117.2 million of deferred payments were being recognized over the development period of the licensed drug candidates, which represented the period of our continuing obligations, in accordance with revenue recognition guidance that was applicable at the time the collaboration was entered into. We estimated this period to be through May 2021 based on then current judgments related to the product development timeline of our licensed drug candidates. Significant judgments and estimates were involved in determining the estimated development period and different assumptions could have yielded materially different results. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. This balance was adjusted in accordance with ASC Topic 605 due to the execution of the termination agreement. Refer to further discussion below under Novartis’ non-exclusive license to conduct combination trials.

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

Novartis’ Non-Exclusive License to Conduct Combination Trials

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Under certain circumstances Novartis may conduct a dose-ranging study with respect to our HCV drug candidates. With respect to any combination trial, certain criteria must first be met prior to the commencement of such combination clinical trial, including, but not

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

limited to: a) the Novartis HCV drug candidate at issue cannot be subject to any clinical hold imposed by a regulatory authority; and b) a drug-drug interaction study between the Novartis HCV drug candidate and our HCV drug candidate must be conducted by either Novartis or us. If the parties cannot agree to the initiation of a combination trial, an independent data safety monitoring board will determine whether or not the combination trial should be initiated based on the safety profile of each HCV drug candidate. We have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any combination study commenced prior to such expiration date may continue after the expiration date.

As previously noted, since neither VSOE nor TPE for the non-exclusive license deliverable was available, the selling price for this non-exclusive license was established using the BESP. Prior to the execution of the termination agreement, the balance of deferred revenue, related party was $24.7 million. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million. We recognized the excess deferred revenue over the BESP, or $19.7 million, as collaboration revenue from related party in the three months ended September 30, 2012. The remaining deferred revenue of $5.0 million is being recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During the years ended December 31, 2013 and 2012, we recognized $0.7 million and $2.2 million, respectively, of collaboration revenue related to the non-exclusive license and as of December 31, 2013 and 2012, we had balances of $4.0 million and $4.7 million, respectively, of deferred revenue, related party in our consolidated balance sheets. The collaboration revenue was impacted by Novartis’ stock subscription rights described below.

Product Sales of Tyzeka®/Sebivo® for the Treatment of HBV

In 2003 under the development and commercialization agreement, Novartis licensed Tyzeka®/Sebivo® from us for the treatment of hepatitis B virus, or HBV. In September 2007, we and Novartis entered into an amendment to the development and commercialization agreement pursuant to which we transferred to Novartis worldwide development, commercialization and manufacturing rights and obligations pertaining to Tyzeka®/Sebivo®. Subsequently, we received royalty payments equal to a percentage of net sales of Tyzeka®/Sebivo® through July 31, 2012, the date of the termination agreement. We recognized $2.9 million and $4.5 million as royalty revenue from Novartis’ sales of Tyzeka®/Sebivo® during the years ended December 31, 2012 and 2011, respectively. Royalty revenues for the year ended December 31, 2012 included royalty payments through July 31, 2012, the date of the termination agreement. Subsequent to July 31, 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®.

Novartis has assumed the obligation for our contractual payments to third-parties in connection with intellectual property related to Tyzeka®/Sebivo®. We will otherwise be responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®. Contractual payments to third-parties are described more fully in Note 13. The receivables from related party balances of $6.5 million and $7.4 million at December 31, 2013 and 2012, respectively, consisted of the reimbursement by Novartis of our contractual payments to third-parties.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Stock Purchase Agreement

On May 21, 2003, Novartis purchased approximately 54% of our then outstanding capital stock from our stockholders under the stock purchase agreement. In connection with Novartis’ purchase of stock from our stockholders, we, Novartis and substantially all of our stockholders at that time entered into the stockholders’ agreement which was amended and restated in 2004 and amended in April 2011. The stockholders received $255.0 million in cash from Novartis with an additional aggregate amount of up to $357.0 million contingently payable to these stockholders if we achieve predetermined development milestones relating to specific HCV drug candidates. The stock purchase agreement remains unchanged and Novartis is still obligated to make such contingent payments.

Second Amended and Restated Stockholders’ Agreement

In July 2012, we, Novartis and certain other stockholders entered into a second amended and restated stockholders’ agreement which includes the terms as described below.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In addition to the right to purchase shares of our stock at par value as described above under the stockholders’ agreement, if we issued any shares of capital stock, other than in certain situations, Novartis had the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for the same consideration per share paid by others acquiring our stock. Under the second amended and restated stockholders’ agreement executed in July 2012, if we issue any shares of our capital stock, other than in limited situations, Novartis continues to have the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock. Novartis did not purchase shares of our common stock pursuant to our offerings in August 2012 or January 2014.

Prior to August 2012, upon the grant of options and stock awards under our stock incentive plans, with the exception of the 1998 plan, the fair value of our common stock that would be issuable to Novartis, less the exercise price, was recorded as a reduction of the non-refundable payments associated with the Novartis collaboration. The amount was attributed proportionately between cumulative revenue recognized through the current date and the remaining amount of deferred revenue. Novartis retains these rights under the second amended and restated stockholders’ agreement that was executed in July 2012. As of July 31, 2012, the aggregate impact of Novartis’ stock subscription rights reduced the non-refundable payments by $26.3 million, which was recorded as additional paid-in capital. Of this amount, $6.3 million was recorded as a reduction of deferred

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

revenue with the remaining amount of $20.0 million recorded as a reduction of license fee revenue. For the period of January 2012 through July 2012, the impact of Novartis’ stock subscription rights increased additional paid-in capital by $3.6 million, decreased deferred revenue by $0.9 million and decreased license fee revenue by $2.7 million. The impact of Novartis’ stock subscription right for the years ended December 31, 2013 and 2012 are described below.

Commencing in August 2012, the change in fair value of Novartis’ stock subscription rights under the second amended and restated stockholders’ agreement is accounted for as an adjustment to the revenue recognized from Novartis’ non-exclusive right to conduct combination trials under the termination agreement. Novartis’ stock subscription rights no longer impact deferred revenue. The fair value of the stock subscription rights is estimated using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period. For the period of August 2012 through December 2012, using the trinomial lattice model, the impact of Novartis’s stock subscription rights was $4.2 million, which decreased additional paid-in capital and increased license fee revenue primarily due to the decline in our stock price.

For the year ended December 31, 2013, using the trinomial lattice model, the impact of Novartis’ stock subscription rights was $1.5 million, which increased additional paid-in capital and reduced license fee revenue. For the year ended December 31, 2012, the impact of Novartis’ stock subscription rights reduced additional paid-in capital by $0.6 million, decreased deferred revenue by $0.9 million and increased license fee revenue by $1.5 million. For the year ended December 31, 2011, the impact of Novartis’ stock subscription rights increased additional paid-in capital by $4.5 million, decreased deferred revenue by $1.2 million and decreased license fee revenue by $3.3 million.

In connection with the closing of our initial public offering in July 2004, Novartis terminated a common stock subscription right with respect to approximately 1.4 million shares of common stock issuable by us as a result of the exercise of stock options granted after May 8, 2003 pursuant to the 1998 plan. In exchange for Novartis’ termination of such right, we issued 1.1 million shares of common stock to Novartis for a purchase price of $0.001 per share. The fair value of these shares was determined to be $15.4 million at the time of issuance. As a result of the issuance of these shares, Novartis’ rights to purchase additional shares as a result of future option grants and stock issuances under the 1998 plan were terminated. As we granted options that were subject to this stock subscription right, the fair value of our common stock that would be issuable to Novartis, less par value, was recorded as an adjustment of the non-refundable payments received from Novartis. We remain subject to potential revenue adjustments with respect to grants of options and stock awards under our stock incentive plans other than the 1998 plan.

ViiV Healthcare Company and GlaxoSmithKline Collaboration

In February 2009, we entered into the ViiV license agreement which granted ViiV an exclusive worldwide license to develop, manufacture and commercialize our NNRTI compounds, including IDX899, now known as ‘761, for the treatment of human diseases, including HIV/AIDS. We also entered into a stock purchase agreement with GlaxoSmithKline, or GSK, in February 2009, which we refer to as the GSK stock purchase agreement. Under this agreement, GSK purchased approximately 2.5 million shares of our common stock at an aggregate

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

purchase price of $17.0 million, or a per share price of $6.87. These agreements became effective in March 2009. Under the collaboration, we received a total of $60.5 million in milestones and other payments, including the $17.0 million payment under the GSK stock purchase agreement.

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

In February 2011, ViiV informed us that the FDA placed ‘761 on clinical hold and subsequently, the ViiV license agreement was terminated on March 15, 2012. Upon termination, ViiV relinquished all rights it had in the intellectual property licensed from us and granted us an exclusive, perpetual and irrevocable license to any intellectual property relating to the licensed products it may have developed during the term of the license agreement. We will not receive any additional milestone or royalty payments under the ViiV license agreement. We had $36.1 million of deferred revenue recorded as of December 31, 2011 related to payments received from ViiV. During the first quarter of 2012, as a result of the termination, we recognized the deferred revenue balance of $36.1 million as other collaboration revenue. We recognized $36.1 million and $2.6 million of collaboration revenue for the years ended December 31, 2012 and 2011, respectively.

Under the terms of the GSK stock purchase agreement, in June 2009, we filed a registration statement with the SEC covering the shares GSK purchased from us. We have also agreed to cooperate in one underwritten offering of the purchased shares, including the entry into an underwriting agreement with customary terms. The GSK stock purchase agreement may be terminated by mutual agreement of the parties.

CNRS and the University of Montpellier

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HCV, HBV and HIV. Such payments would be due even in the instance where we licensed such patents to a third-party.

University of Cagliari

In December 2000, we entered into a license agreement with the University of Cagliari that grants us the exclusive worldwide right to make, use and sell certain HCV and HIV technologies and the right to sublicense any of those rights. Under the terms of the agreement, we assume the costs and responsibility for filing, prosecuting, maintaining and defending the jointly owned patents. If we receive license fees, milestone payments or any other payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products that derive from the specified patents. The license

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties or by a material breach of the terms of the agreement. In May 2003 and February 2009, Novartis and ViiV, respectively, became parties to this agreement.

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

We also have recorded $4.3 million as deferred revenue in our consolidated balance sheets at each of December 31, 2013 and 2012 representing amounts received from Sumitomo that have not been included in revenue to date. We are required to pay an additional $5.0 million to Sumitomo if and when the first commercial sale of telbivudine occurs in Japan. This payment will be recorded first as a reduction of the remaining $4.3 million of deferred revenue, with the excess recorded as an expense. As part of the July 2012 termination agreement, Novartis remains obligated to reimburse us for any such payment made to Sumitomo. If regulatory approval is not received for telbivudine in Japan, we would have no further obligations under the settlement agreement with Sumitomo and therefore, the $4.3 million of remaining deferred revenue would be recognized as revenue at that time.

13. Commitments and Contingencies

Lease Arrangements

We lease our facilities and certain equipment under operating leases. Our lease arrangements have terms through the year 2020. Total rent expense under our operating leases was $3.6 million, $1.9 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum payments under our lease arrangements at December 31, 2013 were as follows:

Years Ending December 31,	Operating Leases
(In Thousands)
2014	$3,412
2015	3,490
2016	3,569
2017	3,105
2018	3,019
2019 and thereafter	3,891

Total	$20,486

In September 2012, we entered into a seven year lease agreement for 46,418 square feet of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts which commenced in April 2013. In

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

February 2014, our lease payments included an additional 5,596 square feet of office space located on the premises. We have an option to extend the term of this lease agreement for an additional five years beyond the original lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in September 2012 for $1.4 million collateralized by cash held with that bank which has been recorded as restricted cash in our consolidated balance sheet as of December 31, 2013. The letter of credit expires in September 2014.

In October 2003, we entered into an operating lease agreement for office and laboratory space at 60 Hampshire Street in Cambridge, Massachusetts. The term of the lease was for ten years, expiring in December 2013. The lease agreement provided for a landlord allowance of $1.6 million to be paid to us to finance a portion of capital improvements to the facility. This landlord allowance was recorded as deferred rent which was being amortized as a reduction of rent over the remaining lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in October 2003 for $0.8 million collateralized by cash held with that bank which was recorded as restricted cash in our consolidated balance sheets as of December 31, 2012 and 2011. The lease was terminated in April 2013 and the letter of credit expired in September 2013.

In April 2005, we entered into a lease agreement for office and laboratory space in Montpellier, France. The term of the lease is for 12 years, expiring in April 2017, but is cancellable by either party with a one year notice period. The lease agreement also includes an option entitling us to purchase the building at any time after April 16, 2011. The purchase option extends until the expiration of the lease term. In January 2011, we amended this lease agreement to terminate the lease of certain floors in the building.

In June 2005, we entered into a lease agreement for additional office space located at One Kendall Square in Cambridge, Massachusetts. The term of the lease was through December 2013. We were provided allowances totaling $1.2 million to finance a portion of capital improvements to the facility. These allowances had been recorded as deferred rent which was being amortized as a reduction of rent over the lease term. In connection with this operating lease commitment, a commercial bank issued a letter of credit in May 2005 for $0.4 million collateralized by cash we had on deposit with that bank and was recorded as restricted cash. In December 2011, we terminated this lease for a fee of $0.6 million. In addition, the letter of credit of $0.4 million was terminated in the first quarter of 2012.

Contingencies

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of December 31, 2013.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that UABRF, an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and the University of Montpellier and which cover the use of Tyzeka®/Sebivo® have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the consolidated balance sheets as of December 31, 2013 and 2012 was a liability of $6.1 million and $7.2 million, respectively, related to this settlement agreement. Under the termination agreement executed in July 2012 with Novartis, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo® in connection with our intellectual property related to Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at December 31, 2013 and 2012 was $6.1 million and $7.2 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier pursuant to which we worked in collaboration with scientists from CNRS and the University of Montpellier to discover and develop technologies relating to antiviral substances. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. This cooperative agreement expired in December 2006, but we retain rights to exploit the patents derived from the collaboration. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HBV, HCV and HIV. Such payments would be due even in the instance where we licensed such patents to a third-party. Novartis was required to reimburse us for our contractual payments to CNRS and the University of Montpellier, subject to our assignment to Novartis of our patent rights under the amended and restated agreement with CNRS and the University of Montpellier within 12 months of the execution of the termination agreement, in connection with our intellectual property related to Tyzeka®/Sebivo®. As of July 31, 2013, the patent rights and payment obligations have been assigned to Novartis. As a result, in the third quarter of 2013, we recognized $1.3 million as revenue and we will no longer have contractual payments to CNRS.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Legal Contingencies

In February 2012, an interference was declared by the USPTO concerning a patent application co-owned by us and a patent owned by Gilead. Both the application and patent claim certain nucleoside compounds useful in treating HCV. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead and therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’ in the interference. The second phase of the interference commenced in the second quarter of 2013 and in January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware.

In December 2013, a second interference was declared by the USPTO concerning a patent co-owned by us and a patent application owned by Gilead. Both the patent and application in the second interference claim the use of certain nucleoside compounds in the treatment of HCV. In this case, the USPTO has initially determined that Idenix is the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome of the second interference.

In June 2012, Gilead filed suit against us in Canadian Federal Court seeking to invalidate one of our issued Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In September 2012, Gilead filed suit against us in the Norway District Court of Oslo seeking to invalidate one of our issued Norwegian patents. Our patent at issue in the potential Norwegian litigation covers similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference. In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration that certain claims of one of our issued Australian patents, covering similar subject matter to that patent application at issue in the first U.S. interference and the patent at issue in the second U.S. interference, are invalid. We do not believe the respective patents at issue in these cases are relevant to any compounds we currently have under clinical development. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

In August 2013, we filed a request with the PRB to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV infections. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,914,054 and 7,608,597. These two patents relate to methods for treating HCV using nucleoside compounds. In our complaint, we allege that Gilead’s method of treating HCV using its Sovaldi™ (sofosbuvir) product infringes the two asserted patents. Also, in December 2013, we filed a lawsuit against Gilead in the U.S. District Court for the District of Delaware for infringement of a third U.S. Patent, U.S. Patent No. 7,608,600. This patent also relates to methods for treating HCV using nucleoside compounds. Similar to the Massachusetts action, the Delaware action alleges that Gilead’s method of treating HCV using its Sovaldi™ product infringes the asserted patent. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and U.S. Patent No. 8,415,322, which is owned by Gilead. As part of that claim, we are asking that U.S. Patent No. 7,608,600 be deemed to have priority of invention over U.S. Patent No. 8,415,322. Our co-owned U.S. Patent No. 7,608,600 is the same patent at issue in the second interference described above.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

While we cannot predict whether we will prevail, we intend to vigorously defend all of these actions described above and any others like it brought by a third-party. These interference and litigation proceedings are likely to be expensive and time consuming. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party. As of December 31, 2013, we have not recorded a liability associated with these potential contingent matters.

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

Under the ViiV license agreement and the stock purchase agreement with GSK, we have agreed to indemnify ViiV as sublicensee, GSK and their affiliates against losses suffered as a result of our breach of representations and warranties in these agreements. We made numerous representations and warranties regarding our NNRTI program, including ‘761, regarding our ownership of inventions and discoveries. If one or more of these representations or warranties were not true at the time we made them, we would be in breach of these agreements. In the event of a breach, the parties have the right to seek indemnification from us for damages suffered as a result of such breach. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In Thousands, Except per Share Data)
2013
Total revenues	$852	$112	$19	$(514)	$469
Total operating expenses	31,875	29,288	34,218	28,808	124,189
Net loss	(30,753)	(28,919)	(33,955)	(28,660)	(122,287)
Basic and diluted net loss per common share	(0.23)	(0.22)	(0.25)	(0.21)	(0.91)
2012
Total revenues	$35,645	$1,438	$32,253	$327	$69,663
Total operating expenses	24,537	27,026	28,187	25,294	105,044
Net income (loss)	11,449	(25,395)	4,271	(22,725)	(32,400)
Basic net income (loss) per common share	0.11	(0.23)	0.03	(0.17)	(0.27)
Diluted net income (loss) per common share	0.10	(0.23)	0.03	(0.17)	(0.27)

In the fourth quarter of 2013, we recorded $0.5 million of contra-revenue primarily due to Novartis’ stock subscription right which is described more fully in Note 12.

In the first quarter of 2012, we recorded $36.1 million of collaboration revenue related to the termination of the ViiV license agreement which is described more fully in Note 12.

In the third quarter of 2012, we recorded $27.1 million of collaboration revenue from related party in connection with the termination agreement entered into with Novartis which is described more fully in Note 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENIX PHARMACEUTICALS, INC.

Date: February 27, 2014	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Daniella Beckman Daniella Beckman	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ Wayne Hockmeyer Wayne Hockmeyer	Director	February 27, 2014

/s/ Thomas Hodgson Thomas Hodgson	Director	February 27, 2014

/s/ Tamar Howson Tamar Howson	Director	February 27, 2014

/s/ Denise Pollard-Knight Denise Pollard-Knight	Director	February 27, 2014

/s/ Anthony Rosenberg Anthony Rosenberg	Director	February 27, 2014

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	February 27, 2014

/s/ Michael Wyzga Michael Wyzga	Director	February 27, 2014

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	12/15/2003	333-111157

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2004	3.1	8/26/2004	000-49839

3.3	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2005	3.3	3/16/2006	000-49839

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-K for 12/31/2007	3.4	3/14/2008	000-49839

3.5	Certificate of Amendment of Restated Certificate of Incorporation	10-Q for 6/30/2011	3.1	8/9/2011	000-49839

3.6	Second Amended and Restated By-Laws	8-K	3.1	9/19/2012	000-49839

4.1	Specimen Certificate evidencing the Common Stock, $.001 par value	S-1 Amendment 2	4.1	1/27/2004	333-111157

	Material contracts — real estate

10.1	Lease Agreement, dated September 25, 2012, by and between the Registrant and BMR-Rogers Street LLC	8-K	10.1	9/28/2012	000-49839

10.2	First Amendment to Lease, dated May 1, 2013, by and between the Registrant and BMR Street LLC.	10-Q for 6/30/2013	10.1	8/7/2013	000-49839

10.3	Second Amendment to Lease, dated September 3, 2013, by and between the Registrant and BMR Street LLC	10-Q for 9/30/2013	10.1	10/30/2013	000-49839

10.4	Termination Agreement, dated September 25, 2012, by and between the Registrant and BMR-Hampshire LLC, as successor-in-interest to BHX. LLC, as trustee of 205 Broadway Realty Trust	8-K	10.2	9/28/2012	000-49839

10.5	Amended and Restated Lease of Premises at 60 Hampshire Street, Cambridge, Massachusetts, dated as of October 28, 2003, by and between Idenix (Massachusetts) Inc. and BHX, LLC, as trustee of 205 Broadway Realty Trust	S-1	10.4	12/15/2003	333-111157

10.6	Administrative Lease Hotel D’Enterprises Cap Gamma dated April 18, 2005 by and among Idenix SARL, Societe D’Equipment de la Region Montpellieraine and the Communate D’Agglomeration de Montpellier (English Translation)	8-K	10.1	4/20/2005	000-49839

10.7+	Offer of Sale Hotel	8-K	10.2	4/20/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.8	Joint Guarantee made as of December 15, 2005 between the Registrant and Societe D’Equipment de la Region Montpellieraine	8-K	10.3	4/20/2005	000-49839

	Material contracts with Third-Parties

10.9+	Termination and Revised Relationship Agreement, dated July 31, 2012, between the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 6/30/2012	10.4	8/8/2012	000-49839

10.10+	Restated and Amended Cooperative Agreement dated as of May 8, 2003, by among Idenix SARL and Le Centre National de la Recherche Scientifique, L’Universite Montpellier II and Novartis Pharma AG	S-1	10.14	12/15/2003	333-111157

10.11	Letter Agreement, dated May 8, 2003, by and among the Registrant, Idenix SARL, Novartis Pharma AG and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.19	12/15/2003	333-111157

10.12+	Development, License and Commercialization Agreement, dated as of May 8, 2003, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG, as amended on April 30, 2004	S-1 Amendment 3	10.24	7/6/2004	333-111157

10.13+	Amendment No. 4 to the Development, License and Commercialization Agreement, dated as of September 28, 2007, by and among the Registrant, Idenix (Cayman) Limited and Novartis Pharma AG	10-Q for 9/30/2007	10.1	11/8/2007	000-49839

10.14	Second Amended and Restated Stockholders’ Agreement, dated July 31, 2012, by and among the Registrant, Novartis Pharma AG and the stockholders identified on the signature pages thereto	8-K	10.1	7/31/2012	000-49839

10.15	Par Value Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.21	3/17/2005	000-49839

10.16+	Stock Purchase Agreement, dated as of March 21, 2003, by and among the Registrant, Novartis and the stockholders identified on the signature pages	S-1 Amendment 3	10.27	7/6/2004	333-11115

10.17	Concurrent Private Placement Stock Purchase Agreement, dated July 27, 2004, by and between the Registrant and Novartis Pharma AG	10-K for 12/31/2004	10.22	3/17/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.18	Concurrent Private Placement Stock Purchase Agreement, dated April 8, 2011, by and between the Registrant and Novartis Pharma AG	8-K	10.1	4/11/2011	000-49839

10.19	Stock Purchase Agreement, dated February 4, 2009, between the Registrant and SmithKline Beecham Corporate	8-K	10.1	2/6/2009	000-49839

10.20+	Clinical Trial Collaboration Agreement, dated January 25, 2013 by and between the Registrant and Janssen Pharmaceuticals, Inc.	10-K for 12/31/2012	10.24	2/25/2013	000-49839

10.21	Amendment No. 1 to Clinical Trial Collaboration Agreement, dated June 25, 2013, by and between the Registrant and Janssen Pharmeceuticals, Inc.	10-Q for 6/30/2012	10.2	8/7/2013	000-49839

	University of Cagliari

10.22+	Cooperative Antiviral Research Activity Agreement (the “Cooperative Agreement”), dated January 4, 1999, by and between Idenix SARL and the University of Cagliari	S-1	10.16	12/15/2003	333-111157

10.23+	License Agreement, dated as of December 14, 2000, between the Registrant and the University of Cagliari	S-1	10.17	12/15/2003	333-111157

10.24+	Letter Agreement, dated April 10, 2002, by and between Idenix SARL and the University of Cagliari, amending the Cooperative Agreement and License Agreement	S-1	10.18	12/15/2003	333-111157

10.25+	Agreement, dated June 30, 2004, by and among the Registrant, Idenix SARL and the University of Cagliari	S-1 Amendment 3	10.18.1	7/6/2004	333-111157

10.26	Collaborative Activities	S-1	10.18.2	7/6/2004	333-111157

10.27+	Agreement, dated October 24, 2005, by and among the Registrant, Idenix SARL and the Universita degli Studi di Cagliari	10-Q for 9/30/2005	10.1	11/08/2005	000-49839

	Miscellaneous

10.28	License Agreement dated as of June 20, 1998 by and between the Registrant and the UAB Research Foundation, as amended by that First Amendment Agreement, dated as of June 20, 1998, and by that Second Amendment Agreement, dated as of July 16, 1999	S-1 Amendment 2	10.31	6/1/2004	333-111157

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.29+	Master Services Agreement, dated February 25, 2003, by and between the Registrant and Quintiles, Inc.	S-1	10.21	12/15/2003	333-111157

10.30	Final Settlement Agreement, dated March 26, 2003, by and between the Registrant and Sumitomo Pharmaceuticals Co., Ltd.	S-1	10.13	12/15/2003	333-111157

10.31	Settlement Agreement, dated as of May 28, 2004, by and between the Registrant, Jean-Pierre Sommadossi, the University of Alabama at Birmingham and the University of Alabama Research Foundation	S-1 Amendment 2	10.34	6/1/2004	333-111157

10.32	Settlement Agreement, effective June 1, 2008, by and among the Registrant, Jean-Pierre Sommadossi, the University of Montpellier II, Le Centre National de la Recherche Scientifique, the Board of Trustees of the University of Alabama on behalf of the University of Alabama at Birmingham, the University of Alabama Research Foundation and Emory University	8-K	10.1	8/5/2008	000-49839

10.33+	Master Agreement for Clinical Trial Management Services, dated September 16, 2009, between Pharmaceutical Research Associates, Inc. and the Registrant	10-Q for 9/30/2009	10.2+	10/29/2009	000-49839

10.34	Letter Agreement, dated January 27, 2014, between entities managed by The Baupost Group, L.L.C. and the Registrant	8-K	10.2	1/28/2014	000-49839

	Material contracts — management contracts and compensatory plans

10.35#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2012 Stock Incentive Plan	10-Q for 6/30/2012	10.2	8/8/2012	000-49839

10.36#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2012 Stock Incentive Plan	10-Q for 6/30/2012	10.3	8/8/2012	000-49839

10.37#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.2	6/13/2005	000-49839

10.38#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2005 Stock Incentive Plan, as amended	8-K	10.3	6/13/2005	000-49839

10.39#	Form of Incentive Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.28	3/17/2005	000-49839

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

10.40#	Form of Non-Statutory Stock Option Agreement for awards granted pursuant to the 2004 Stock Incentive Plan	10-K for 12/31/2004	10.29	3/17/2005	000-49839

10.41#	2012 Stock Incentive Plan	10-Q for 6/30/2012	10.1	8/8/2012	000-49839

10.42#	2005 Stock Incentive Plan, as amended	10-Q for 6/30/2010	10.1	7/27/2010	000-49839

10.43#	2004 Stock Incentive Plan	S-1 Amendment 2	10.32	5/28/2004	333-111157

10.44#	Amended and Restated 1998 Equity Incentive Plan	S-1 Amendment 2	10.1	6/1/2004	333-111157

10.45#	Separation and General Release Agreement, dated as of December 23, 2010, by and between the Registrant and Jean-Pierre Sommadossi	8-K	10.1	12/30/2010	000-49839

10.46	Separation and General Release Agreement, dated as of September 9, 2013, by and between the Registrant and David Standring	*

10.47#	Employment Letter, dated December 1, 2010, by and between the Registrant and Ronald C. Renaud, Jr.	8-K	10.1	12/6/2010	000-49839

10.48#	Employment Letter, dated December 8, 2010, by and between the Registrant and Douglas L. Mayers, M.D.	10-K for 12/31/2010	10.60	3/7/2011	000-49839

10.49#	Employment Letter, dated November 30, 2010, by and between the Registrant and Maria Stahl	10-K for 12/31/2010	10.62	3/7/2011	000-49839

10.50#	Employment Letter, dated June 20, 2011, by and between the Registrant and Daniella Beckman	8-K	10.1	6/24/2011	000-49839

10.51#	Employment Letter, dated December 30, 2013, by and between the Registrant and Jacques Dumas, Ph.D.	8-K	10.1	1/6/2014	000-49839

	Additional Exhibits

21.1	Subsidiaries of the Company	*

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date	SEC File Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission