Form 10-Q
period 2014-03-31
IDENIX PHARMACEUTICALS INC
filed 2014-05-01
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 23, 2014, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 150,843,352 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II-Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$205,008	$122,006
Restricted cash	1,402	1,402
Receivables from related party	1,292	1,409
Other current assets	4,198	4,935

Total current assets	211,900	129,752
Property and equipment, net	2,538	2,782
Receivables from related party, net of current portion	4,842	5,082
Other assets	3,852	3,395

Total assets	$223,132	$141,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,900	$7,781
Accrued expenses	12,035	9,303
Deferred revenue, related party	714	714
Other current liabilities	279	392

Total current liabilities	21,928	18,190
Other long-term liabilities	9,437	9,278
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	3,095	3,274

Total liabilities	38,732	35,014
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2014 and December 31, 2013; 150,843,352 and 134,119,350 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	151	134
Additional paid-in capital	1,047,857	935,406
Accumulated other comprehensive income	908	859
Accumulated deficit	(864,516)	(830,402)

Total stockholders’ equity	184,400	105,997

Total liabilities and stockholders’ equity	$223,132	$141,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues:
Collaboration revenue - related party	$(3,007)	$852

Total revenues	(3,007)	852
Operating expenses:
Cost of revenues	—	332
Research and development	21,077	24,008
General and administrative	10,303	7,535

Total operating expenses	31,380	31,875

Loss from operations	(34,387)	(31,023)
Other income, net	274	271

Loss before income taxes	(34,113)	(30,752)
Income tax expense	(1)	(1)

Net loss	$(34,114)	$(30,753)

Basic and diluted net loss per common share	$(0.24)	$(0.23)
Shares used in computing basic and diluted net loss per common share	145,118	133,958

Comprehensive loss:
Net loss	$(34,114)	$(30,753)
Changes in other comprehensive income:
Foreign currency translation adjustment	49	(349)

Comprehensive loss	$(34,065)	$(31,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(34,114)	$(30,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271	866
Share-based compensation expense	1,430	1,248
Revenue adjustment for contingently issuable shares	3,199	(673)
Other	6	—
Changes in operating assets and liabilities:
Receivables from related party	117	137
Other assets	564	511
Accounts payable	1,119	(71)
Accrued expenses and other current liabilities	2,550	3,671
Deferred revenue, related party	(179)	(179)
Other liabilities	160	207

Net cash used in operating activities	(24,877)	(25,036)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(249)

Net cash used in investing activities	(11)	(249)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,248	5
Proceeds from issuance of common stock, net of offering costs	106,590	—

Net cash provided by financing activities	107,838	5
Effect of changes in exchange rates on cash and cash equivalents	52	(249)

Net increase (decrease) in cash and cash equivalents	83,002	(25,529)
Cash and cash equivalents at beginning of period	122,006	230,826

Cash and cash equivalents at end of period	$205,008	$205,297

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

In April 2014, we completed a seven-day proof-of-concept study of IDX21437, our lead uridine nucleotide prodrug candidate. IDX21437 monotherapy was well-tolerated and showed potent antiviral activity of mean maximal viral load reductions of 4.2 to 4.3 log10 IU/mL for patients infected with HCV genotype 1, 2 or 3 receiving 300 mg once-daily of IDX21437 for seven days. We expect to initiate an all-oral pan-genotypic combination phase II clinical trial of IDX21437 and samatasvir, our NS5A inhibitor, in mid-2014.

IDX21459 is our follow-on uridine-based nucleotide prodrug candidate that has shown a favorable preclinical profile including potent, pan-genotypic activity and favorable safety with respect to cardiac, mitochondrial and genotoxicity assessments. In April 2014, we initiated a phase I clinical trial in several countries outside the U.S. for IDX21459 to evaluate healthy volunteers and genotype 1 HCV-infected patients at multiple doses.

As part of our ongoing and extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on the identification of a novel nucleotide prodrug with a distinct resistance profile from our clinical nucleotide candidates that can be used in a combination strategy to treat HCV.

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead Sciences, Inc., and/or certain of its subsidiaries, which we refer to as Gilead, in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing SovaldiTM, which we believe infringes our European patent. Gilead has counterclaimed for invalidity in certain of these jurisdictions. We also have several other legal matters ongoing with Gilead including infringement lawsuits in the U.S. and Canada, an ongoing interference case declared by the U.S. Patent and Trademark Office, or USPTO, and invalidity matters in other foreign jurisdictions. In March 2014, related to the Norway invalidity proceeding, the Oslo District Court determined that our patent NO 330 755 covering 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections is invalid. We filed an appeal to challenge the court’s decision. The details of these ongoing legal matters are described more fully in Note 7.

In January 2014, we issued 16.4 million shares of our common stock to Baupost Group, L.L.C., or Baupost, a related party, through a registered direct offering under a shelf registration and received $106.6 million in net proceeds. We believe our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2015.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at March 31, 2014, we had an accumulated deficit of $864.5 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Basis of Presentation

The condensed consolidated financial statements reflect the operations of Idenix Pharmaceuticals, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2014. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year ended condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the fiscal year ending December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. For multiple-element revenue arrangements entered into or materially modified after January 1, 2011, we recognize revenue under Accounting Standard Codification Topic 605, Revenue Recognition, or Topic 605.

We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Collaboration Revenue — Related Party

In July 2012, we executed a termination and revised relationship agreement, which we refer to as the termination agreement, with Novartis Pharma AG, or Novartis, which granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The details of the termination agreement are described more fully in Note 6. We determined that the best estimate of selling price, or BESP, of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million which is recognized as collaboration revenue from related party on a straight-line basis over the term of the non-exclusive license, or seven years. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts. As of March 31, 2014 and December 31, 2013, the remaining balances of $3.8 million and $4.0 million, respectively, were included in deferred revenue from related party in our condensed consolidated balance sheets.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Also under the collaboration, Novartis is entitled to stock subscription rights. If we issue any shares of capital stock, other than in limited situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock. Novartis has the right to purchase shares of our common stock when stock options are exercised under certain plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue or negative revenue being recognized in any given fiscal period. This stock subscription right is described more fully in Note 6.

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

At March 31, 2014 and December 31, 2013, all of our receivables from related party were due from Novartis related to Novartis’ commitment under the termination agreement to reimburse us for contractual payments due by us to third-parties (Note 7).

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2014 and December 31, 2013, we had $163.7 million and $88.0 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at March 31, 2014 or at December 31, 2013. There were no gross unrealized gains or losses for the three months ended March 31, 2014 or 2013.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

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

Share-Based Compensation

We recognize share-based compensation for employees and directors using a grant date fair value based method that results in expense being recognized in our condensed consolidated financial statements.

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

The following sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(34,114)	$(30,753)
Basic and diluted weighted average number of common shares outstanding	145,118	133,958
Basic and diluted net loss per common share	$(0.24)	$(0.23)

The following potential common shares were excluded from the calculation of basic and diluted net loss per common share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)

Options	8,616	8,994
Contingently issuable shares to related party	1,233	512

	9,849	9,506

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)

Research and development contract costs	$5,541	$2,832
Payroll and benefits	2,102	2,888
Professional fees	2,476	992
Accrued settlement payment	1,033	1,052
Other	883	1,539

	$12,035	$9,303

Other long-term liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)

Accrued settlement payment	$4,857	$5,082
Research and development contract costs	3,278	3,278
Other	1,302	918

	$9,437	$9,278

5. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)

Research and development	$483	$469
General and administrative	947	779

Total share-based compensation expense	$1,430	$1,248

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended March 31,
	2014	2013

Weighted average fair value of options	$4.72	$3.02
Risk-free interest rate	1.53%	0.87%
Expected dividend yield	—	—
Expected option term (in years)	5.26	5.27
Expected volatility	81.5%	80.4%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2013	7,430,965	$6.67
Granted	1,662,150	$7.12
Cancelled	(173,814)	$12.24
Exercised	(303,761)	$4.11

Options outstanding at March 31, 2014	8,615,540	$6.74

Options exercisable at March 31, 2014	5,173,663	$6.66

We had an aggregate of $15.6 million of share-based compensation expense as of March 31, 2014 remaining to be amortized over a weighted average expected term of 2.9 years.

6. COLLABORATION

Janssen Pharmaceuticals, Inc. Collaboration

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of all-oral direct acting antiviral, or DAA, HCV combination therapies. The combination therapies involve samatasvir, our once-daily pan-genotypic NS5A inhibitor, simeprevir, a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low dose ritonavir, being developed by Janssen.

Under the terms of this collaboration agreement, we are conducting the clinical trials. The collaboration includes two ongoing phase II clinical trials, which we refer to as HELIX-1 and HELIX-2. HELIX-1 is a 12-week phase II clinical trial evaluating samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. Interim data from HELIX-1 showed the regimen was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose has been advanced into the ongoing 3-DAA HELIX-2 clinical trial. In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin. This clinical trial is ongoing and we expect to report SVR4 data in the second half of 2014.

Under this collaboration agreement, the clinical trials are conducted whereby Janssen provides us with clinical supply of simeprevir and TMC647055 at no cost. Neither party will receive any milestone or royalty payments from the other party under this agreement. Both companies retain all rights to their respective compounds under this agreement. The parties have no obligation to conduct additional clinical trials beyond those described here. Neither party has licensed any commercial rights to the other party.

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

Novartis Collaboration

In May 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

agreement with Novartis. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement. As of April 23, 2014, Novartis owned approximately 22% of our outstanding common stock.

Termination Agreement

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any combination study commenced prior to such expiration date may continue after the expiration date. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million which is recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During each of the three months ended March 31, 2014 and 2013, we recognized $0.2 million of collaboration revenue related to the non-exclusive license and as of March 31, 2014 and December 31, 2013, we had a balance of $3.8 million and $4.0 million, respectively, of deferred revenue from related party in our condensed consolidated balance sheets. The collaboration revenue was also impacted by Novartis’ stock subscription rights described below.

If Novartis conducts a dose-ranging study with respect to our HCV drug candidates, we have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Additionally, under the termination agreement, following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to use, in good faith, commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Neither party is obligated to negotiate for a period longer than 180 days.

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

Under the termination agreement, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of telbivudine (Tyzeka®/Sebivo®) for the treatment of hepatitis B virus, or HBV. Novartis is obligated to pay for our contractual payments to Le Centre National de la Recherche Scientifique, or CNRS, and the University of Alabama at Birmingham Research Foundation, or UABRF, in connection with intellectual property related to Tyzeka®/Sebivo®. We are otherwise responsible for any payments to third-parties in connection with intellectual property necessary to sell Tyzeka®/Sebivo®.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of our development, manufacture and commercialization of our HCV products. We have also agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, the development and commercialization agreement and a stock purchase agreement entered into in 2003. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our drug candidates for the treatment of HBV and HCV, including representations regarding ownership of related inventions and discoveries. In the event of a breach of any such representation or warranty by us, Novartis has the right to seek indemnification from us and, under certain circumstances, our stockholders who sold shares to Novartis in 2003, which includes certain of our current and former directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we and our stockholders could be liable to Novartis could be substantial.

Second Amended and Restated Stockholders’ Agreement

In May 2003, we entered into the stockholders’ agreement with Novartis and in July 2012, we amended this agreement by executing the second amended and restated stockholders’ agreement which includes the terms as described below.

Novartis’ Registration Rights and Corporate Governance Rights

Under the second amended and restated stockholders’ agreement, Novartis maintains its rights to cause us to register for resale, under the Securities Act of 1933, as amended, shares held by Novartis and/or its affiliates.

Under the second amended and restated stockholders’ agreement, we have agreed to use our reasonable best efforts to nominate for election one designee of Novartis for so long as Novartis and its affiliates own at least 15% of our voting stock. Novartis has the rights to appoint a non-voting observer to any committee of our board of directors. Novartis has no other corporate governance right under the second amended and restated stockholders’ agreement.

Novartis’ Stock Subscription Rights

Under the second amended and restated stockholders’ agreement, if we issue any shares of capital stock, other than in limited situations, Novartis has the right to purchase such number of shares required to maintain its percentage ownership of our voting stock for either the same consideration per share paid by others acquiring our stock or, in specified situations, for a 10% premium to the consideration per share paid by others acquiring our stock. Related to our common stock offering in January 2014, Novartis had the right to purchase up to approximately 4.1 million shares of our common stock at $6.50 per share or at a 10% premium for specified periods to maintain its ownership percentage. The value of this stock subscription right was estimated to be $2.5 million at March 31, 2014 using a Black-Scholes fair value method which includes inputs of our per share common stock price, exercise prices, expected volatility, expected term and risk-free interest rates. Novartis did not participate in the offering.

Novartis has the right to purchase shares of our common stock when stock options are exercised under certain stock option plans. Commencing in August 2012, the fair value of our common stock that would be issuable to Novartis pursuant to this right is recorded as an adjustment to the revenue recognized from the collaboration with Novartis and additional paid-in capital. The fair value of this stock subscription right is estimated on a quarterly basis using a trinomial lattice valuation model which includes inputs of our per share common stock price, exercise prices of outstanding options, expected term of our options and exercise rates as well as assumptions regarding expected volatility and exercise multiples. The impact of the stock subscription right related to stock options that would be issuable to Novartis was $0.7 million for the three months ended March 31, 2014. Our stock price as of the end of each fiscal quarter has a significant impact on the fair value calculation. Typically, if the stock price increases quarter over quarter, the fair value of Novartis’ stock subscription right increases and this increase in the fair value is recorded as a reduction to revenue in the quarter with a corresponding increase to additional paid-in capital. This may result in contra-revenue, or negative revenue, being recognized in any given fiscal period.

For the three months ended March 31, 2014, the $3.2 million impact of Novartis’ stock subscription rights increased additional paid-in capital and reduced collaboration revenue. For the three months ended March 31, 2013, the $0.7 million impact of Novartis’ stock subscription rights reduced additional paid-in capital and increased collaboration revenue.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with the University of Alabama at Birmingham, or UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2014.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV technologies and the right to sublicense any of those rights. If we receive license fees, milestone payments or any other payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products that derive from the specified patents. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties or by a material breach of the terms of the agreement.

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that the UABRF an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 was a liability of $5.9 million and $6.1 million, respectively, related to this settlement agreement. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at March 31, 2014 and December 2013 was $6.1 million for the reimbursement from Novartis for these contractual payments to UABRF.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. Under the cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HCV. Such payments would be due even in the instance where we licensed such patents to a third-party.

Legal Contingency

The USPTO has declared two interferences between Idenix and Gilead. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

later date is deemed the ‘junior party’. The second phase of the interference determines which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding. Certain or all of the claims in a patent may be declared invalid if the party does not prevail in the interference.

In February 2012, the first interference was declared by the USPTO concerning our co-owned U.S. Patent Application 12/131,868 and Gilead’s U.S. Patent No. 7,429,572. Both the application and patent claim certain nucleoside compounds useful in treating HCV. In January 2014, the USPTO awarded Gilead priority of invention. We have challenged this decision outside the USPTO in the U.S. District Court for the District of Delaware.

In December 2013, the second interference was declared by the USPTO concerning our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent Application 11/854,218. Both the patent and application claim certain nucleoside compounds useful in treating HCV. In this case, the USPTO has initially determined that we are the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome of the second interference.

In June 2012, Gilead filed suit against us in the Canadian Federal Court seeking to invalidate one of our issued co-owned Canadian patents. This patent covers similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600. In April 2014, we counterclaimed for infringement against Gilead in Canada. Through this counterclaim we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our Canadian patent. The Canadian patent involved covers similar subject matter to our U.S. Patent No. 7,608,600.

In September 2012, Gilead filed suit against us in Norway in the Oslo District Court seeking to invalidate one of our issued co-owned Norwegian patents. Our patent, NO 330 755, covers certain 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections, which is similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600. In March 2014, the Oslo District Court determined that our Norwegian patent, NO 330 755, is invalid. We filed an appeal to challenge the court’s decision. In the event we do not prevail in the appeals process, we may be liable for reimbursement of legal fees incurred by Gilead of an amount, if any, as determined by the Norway court. Accordingly, no estimate regarding the range of possible loss can be made for the reimbursement of legal fees.

In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration of certain claims of one of our issued co-owned Australian patents. This patent covers similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600.

In August 2013, we filed a request with the Chinese Patent Office’s Patent Re-examination Board, or PRB, to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

In December 2013, we filed infringement lawsuits against Gilead in the U.S District Court for the District of Massachusetts and in U.S. District Court for the District of Delaware. In the Massachusetts action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our two asserted co-owned patents, U.S. Patent Nos. 6,914,054 and 7,608,597. In the Delaware action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our asserted co-owned patent U.S. Patent No. 7,608,600. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our U.S. patents. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent No. 8,415,322. As part of that claim, we are asking that our U.S. Patent No. 7,608,600 be deemed to have priority of invention over Gilead’s U.S. Patent No. 8,415,322.

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our European patent. The European patent involved covers similar subject matter to our U.S. Patent No. 7,608,600.

While we cannot predict whether we will prevail, we intend to vigorously defend all of these actions described above and any others like it brought by a third-party. These legal proceedings are likely to be expensive and time consuming. We

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

do not believe the patents at issue in these cases are relevant to any compounds we currently have under clinical development. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party. As of March 31, 2014, we have not recorded a liability associated with any of these legal matters as we do not consider a loss to be probable.

Indemnification

We have agreed to indemnify Novartis and its affiliates against losses suffered as a result of the development, manufacture and commercialization of our HCV products. We have also agreed to indemnify Novartis and its affiliates against losses suffered as a result of any breach of representations and warranties in the termination agreement, development and commercialization agreement and the stock purchase agreement. Under these agreements with Novartis, we made numerous representations and warranties to Novartis regarding our HBV and HCV drug candidates, including representations regarding our ownership of the inventions and discoveries. In the event of a breach of any such representation or warranty by us, Novartis has the right to seek indemnification from us and, under certain circumstances, from our stockholders who sold shares to Novartis in 2003, which includes some of our current and former directors and officers, for damages suffered by Novartis as a result of such breach. The amounts for which we and our stockholders could be liable to Novartis could be substantial. While it is possible that we may be required to make payments pursuant to the indemnification obligations we have under these agreements, we cannot reasonably estimate the amount of such payments or the likelihood that such payments would be required.

Under the Janssen collaboration agreement, we agreed to indemnify Janssen against losses suffered as a result of a breach of representations and warranties in the agreement and/or any injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of samatasvir. We made numerous representations and warranties to Janssen. If one or more of these representations or warranties were not true at the time they were made, we would be in breach of the agreement. In the event of a breach by us or in the event of injury to a subject in a clinical trial under the collaboration agreement caused by the use or manufacture of samatasvir, Janssen has the right to seek indemnification from us for damages suffered as a result of such breach or subject injury. The amounts for which we could be liable to Janssen under these circumstances may be substantial. In the instance where a subject in a clinical trial suffers injury or death and it is not determinable which compound caused the injury or death, each party shall be responsible for defending any third-party claims alleged against the party after the application of our clinical trial insurance, to the extent applicable.

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

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Drug Candidates/Programs	Description
IDX21437 – Lead Uridine-Based Nucleotide Prodrug	In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437. In April 2014, we completed a seven-day proof-of-concept study of IDX21437. IDX21437 monotherapy was well-tolerated and showed potent antiviral activity of mean maximal viral load reductions of 4.2 to 4.3 log10 IU/mL for patients infected with HCV genotype 1, 2 or 3 receiving 300 mg once-daily of IDX21437 for seven days. We expect to initiate an all-oral pan-genotypic combination phase II clinical trial of IDX21437 and samatasvir, our NS5A inhibitor, in mid-2014.

IDX21459 – Uridine-Based Nucleotide Prodrug	IDX21459 is our follow-on uridine-based nucleotide prodrug candidate that has shown a favorable preclinical profile including potent, pan-genotypic activity and favorable safety with respect to cardiac, mitochondrial and genotoxicity assessments. In April 2014, we initiated a phase I clinical trial in several countries outside the U.S. for IDX21459 to evaluate healthy volunteers and genotype 1 HCV-infected patients at multiple doses.

Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on the identification of a novel nucleotide prodrug with a distinct resistance profile from our clinical nucleotide candidates that can be used in a combination strategy to treat HCV. In April 2014, we elected not to continue our clinical development program for IDX20963, our nucleotide prodrug previously placed on clinical hold by the U.S. Food and Drug Administration, or FDA.

Samatasvir (IDX719) - NS5A Inhibitor

We expect to initiate an all-oral pan-genotypic combination phase II clinical trial of samatasvir and IDX21437 in mid-2014.

In January 2013, we entered into a non-exclusive collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, for the clinical evaluation of all-oral DAA combinations including samatasvir, simeprevir, a once-daily protease inhibitor jointly developed by Janssen and Medivir AB, or Medivir, and TMC647055, a once-daily non-nucleoside polymerase inhibitor, with low-dose ritonavir, being developed by Janssen.

Interim data from the phase II HELIX-1 clinical trial showed the regimen of samatasvir and simeprevir plus ribavirin was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose was advanced into the ongoing 3-DAA HELIX-2 clinical trial.

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

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead Sciences, Inc., and/or certain of its subsidiaries, which we refer to as Gilead, in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing SovaldiTM, which we believe infringes our European patent. Gilead has counterclaimed for invalidity in certain of these jurisdictions. We also have several other legal matters ongoing with Gilead including infringement lawsuits in the U.S. and Canada, an ongoing interference case declared by the U.S. Patent and Trademark Office, or USPTO, and invalidity matters in other foreign jurisdictions. In March 2014, related to the Norway invalidity proceeding, the Oslo District Court determined that our patent NO 330 755 covering 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections is invalid. We filed an appeal to challenge the court’s decision.

All of our drug candidates are currently in preclinical or early to mid-stage clinical development. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at March 31, 2014, we had an accumulated deficit of $864.5 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

Collaboration revenue from related party consisted of revenues associated with our collaboration with Novartis Pharma AG, or Novartis. Under the termination and revised relationship agreement entered into with Novartis in July 2012, or the termination agreement, we granted Novartis a non-exclusive license for combination trials, which is recognized over the term of the non-exclusive license, or seven years. These amounts are impacted by the net changes for Novartis’ stock subscription rights.

Collaboration revenue from related party was $(3.0) million in the three months ended March 31, 2014 as compared to $0.9 million in the same period in 2013. The $3.9 million decrease was primarily due to charges against revenue of $2.5 million due to the impact of Novartis’ stock subscription rights related to our registered direct offering in January 2014 and $0.7 million due to the impact of Novartis’ stock subscription rights related to stock options that would be issuable to Novartis. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q.

Cost of Revenues

We did not record cost of revenues in the three months ended March 31, 2014 as compared to $0.3 million in the same period in 2013.

Research and Development Expenses

Research and development expenses were $21.1 million in the three months ended March 31, 2014 as compared to $24.0 million in the same period in 2013. The decrease of $2.9 million was primarily due to $3.9 million of expenses related to the IDX184 and IDX19368 programs which were discontinued in early 2013, $3.8 million related to the IDX20963 program which was discontinued in 2014 and $1.6 million related to samatasvir. These costs were partially offset by increases in clinical trial expenses of $6.4 million related to IDX21437.

We expect our research and development expenses for 2014 to be higher than the amount incurred in 2013 mainly due to the planned advancement of IDX21437 and samatasvir into phase II clinical trials.

We will continue to devote substantial resources to our research and development activities, expand our research pipeline and engage in future development activities as we continue to advance our drug candidates and explore collaborations with other entities that we believe will create shareholder value.

General and Administrative Expenses

General and administrative expenses were $10.3 million in the three months ended March 31, 2014 as compared to $7.5 million in the same period in 2013. The increase of $2.8 million was mainly due to additional patent interference and patent litigation costs.

We expect our general and administrative expenses for 2014 to be higher than the amount incurred in 2013 mainly due to additional patent litigation costs.

Other Income, Net

Other income, net was $0.3 million in the three months ended March 31, 2014 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2013.

Income Tax Expense

Income tax expense was less than $0.1 million in the three months ended March 31, 2014 which was substantially unchanged as compared to the same period in 2013.

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

We had total cash and cash equivalents of $205.0 million and $122.0 million as of March 31, 2014 and December 31, 2013, respectively. We believe that our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2015. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of March 31, 2014, all of our investments were in money market funds.

We have incurred losses in each year since our inception and at March 31, 2014, we had an accumulated deficit of $864.5 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In January 2014, we issued 16.4 million shares of our common stock to Baupost Group, L.L.C., or Baupost, through a registered direct offering under a shelf registration and received $106.6 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

Net cash used in operating activities was $24.9 million and $25.0 million in the three months ended March 31, 2014 and 2013, respectively.

Net cash used in investing activities was less than $0.1 million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $107.8 million and less than $0.1 million in the three months ended March 31, 2014 and 2013, respectively. The increase of $107.8 million was primarily due to the receipt of net proceeds of $106.6 million related to the registered direct offering in January 2014.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Operating leases	$19,669	$3,470	$7,074	$5,994	$3,131
Settlement payments and other agreements	1,559	1,448	111	—	—
Long-term obligations	5,346	—	—	4,857	489

Total contractual obligations	$26,574	$4,918	$7,185	$10,851	$3,620

Included in the table above is $5.9 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at March 31, 2014 was $6.1 million for the reimbursement from Novartis for these contractual payments to UABRF.

Certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of March 31, 2014.

We have potential payment obligations under the license agreement with the Universita degli Studi di Cagliari, or the University of Cagliari, pursuant to which we have the exclusive worldwide right to make, use and sell certain HCV technologies and the right to sublicense any of those rights. If we receive license fees, milestone payments or any other payments with respect to technology licensed to us by the University of Cagliari, we must provide payments to the University of Cagliari. In addition, we will be liable to the University of Cagliari for a fixed royalty payment on worldwide sales of licensed drug products that derive from the specified patents. The license agreement terminates at the expiration of all royalty payment obligations, unless terminated earlier by us, by the mutual agreement of the parties or by a material breach of the terms of the agreement.

In May 2003, we and Novartis entered into an amended and restated agreement with CNRS and the University of Montpellier. The agreement includes provisions relating to ownership and commercialization of the technology which is discovered or obtained as part of the collaboration as well as rights regarding ownership and use of such technology, including telbivudine, which remain in effect following termination or expiration of the agreement. Under this cooperative agreement, we are obligated to make royalty payments for products derived from such patents, including products for HCV. Such payments would be due even in the instance where we licensed such patents to a third-party.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 7 of this quarterly report for discussions of our legal proceedings.

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

All drug candidates are prone to the risks of failure which are inherent in pharmaceutical drug development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. We have experienced many regulatory delays and setbacks in the clinical development of several of our drug candidates. For example, in August 2012, the FDA placed IDX184, a guanosine-based nucleotide prodrug, on partial clinical hold, and IDX19368, a guanosine-based nucleotide prodrug, on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In previous clinical trials as well as our phase II clinical trial of IDX184 in combination with Peg-IFN/RBV we have observed no evidence of serious cardiac-related adverse events to date. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold due to unresolved concerns regarding the potential for cardiac toxicity. As a result, we elected not to continue the development of these two programs. In June 2013, the FDA requested additional preclinical safety information for IDX20963. In April 2014, we elected not to continue preclinical studies related to IDX20963 and therefore will not move this drug candidate into clinical testing.

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

We believe our cash and cash equivalents balance at March 31, 2014 will be sufficient to sustain operations into at least the second half of 2015. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As of March 31, 2014, all of our investments were in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

Several new drugs have been approved by the FDA for commercial sale for the treatment of HCV and we believe that a significant number of drug candidates that are currently under development may become available in the future for the treatment of HCV. We anticipate that we will face intense competition from existing products and we expect to face increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than any of our products. Additionally, products that our competitors successfully develop for the treatment of HCV may be marketed prior to any HCV product we or our collaboration partners successfully develop. Many of our competitors have:

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

In June 2013, the FDA requested additional preclinical safety information for IDX20963. In April 2014, we elected not to continue preclinical studies related to IDX20963 and therefore will not move this drug candidate into clinical testing.

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

We, the FDA or other applicable regulatory authorities may prohibit the initiation or suspend clinical trials of a drug candidate at any time if we or they believe the persons participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. The observation of adverse side effects in a clinical trial may result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. Additionally, adverse or inconclusive preclinical or clinical trial results concerning any of our drug candidates could require us to conduct additional preclinical or clinical trials, result in increased costs, significantly delay the submission of applications seeking marketing approval for such drug candidates, result in a narrower indication than was originally sought or result in a decision to discontinue development of such drug candidates. For example, in June 2013, the FDA requested additional preclinical safety information for IDX20963. In April 2014, we elected not to continue preclinical studies related to IDX20963 and therefore will not move this drug candidate into clinical testing.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any partner to generate revenues from a particular drug candidate. In June 2013, the FDA requested additional preclinical safety information for IDX20963 and initiation of clinical trials for IDX20963 was on hold. In April 2014, we elected not to continue preclinical studies related to IDX20963 and therefore will not move this drug candidate into clinical testing. In August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs. In February 2011, ViiV informed us that the FDA placed ‘761, our product candidate for the treatment of HIV which we licensed to ViiV in 2009, on clinical hold and subsequently, the ViiV license agreement was terminated in March 2012. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we or any partner may market the product. These restrictions may limit the size of the market for the product. Additionally, drug candidates we or any future partners successfully develop could be subject to post market surveillance and testing.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our offerings in August 2009, April 2010, November 2011, August 2012 or January 2014. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership has been diluted from approximately 53% prior to the August 2009 offering to approximately 22% as of April 23, 2014.

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

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our drug candidates, by preventing the patentability of our drug candidates by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our drug candidates. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the USPTO for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our product or drug candidates or for their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. An interference proceeding is divided into two stages. The first phase determines the application filing dates each party will have benefit of for the interfering subject matter. The party with the benefit of the earliest application filing date is deemed the ‘senior party’ and the party with the later date is deemed the ‘junior party’. The second phase of the interference determines which party was first to invent. The party who is deemed first to invent prevails in the interference proceeding.

The USPTO has declared two interferences between Idenix and Gilead. In February 2012, an interference was declared by the USPTO concerning our co-owned U.S. Patent Application 12/131,868 and Gilead’s U.S. Patient No. 7,429,572. Both the application and patent claim certain nucleoside compounds useful in treating HCV. In March 2013, the USPTO issued a decision where we were determined to have a later application filing date than Gilead and therefore we were determined to be the ‘junior party’ and Gilead the ‘senior party’. The second phase of the interference commenced in the second quarter of 2013 and in January 2014, the USPTO determined that we are not entitled to priority of invention and judgment was entered in favor of Gilead. We have challenged this decision in the U.S. District Court for the District of Delaware. In December 2013, a second interference was declared by the USPTO concerning our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent Application 11/854,218. Both the patent and the application claim methods of treating HCV infection using certain nucleoside compounds. For the second interference, the USPTO has initially determined that we are the ‘senior party’ and that Gilead is the ‘junior party’, although that determination may change after the first phase of the interference. We cannot predict if the decision in the first interference will influence the timing and/or outcome in the second interference. We intend to vigorously defend these actions and any others like it brought by any third-party. We do not believe our co-owned patent and patent application at issue in the interferences are relevant to any compounds we currently have under clinical development. An interference is based upon complex specialized U.S. patent law and the interference proceedings are likely to be expensive and time consuming.

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

In June 2012, Gilead filed suit against us in Canadian Federal Court seeking to invalidate one of our issued co-owned Canadian patents. Our patent, which is the subject of the Canadian litigation, covers similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600. In April 2014, we counterclaimed for infringement against Gilead in Canada. Through this counterclaim we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our Canadian patent. The Canadian patent involved covers similar subject matter to our U.S. Patent No. 7,608,600.

In September 2012, Gilead filed suit against us in Norway in the Oslo District Court seeking to invalidate one of our issued co-owned Norwegian patents. In March 2014, the Oslo District Court determined that our Norwegian patent, NO 330 755, is invalid. We filed an appeal to challenge the court’s decision. Our patent, NO 330 755, covers certain 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections which is similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600.

In January 2013, Gilead commenced proceedings in the Federal Court of Australia seeking a declaration that certain claims of one of our issued co-owned Australian patents, covering similar subject matter to our U.S. Patent Application 12/131,868 and U.S. Patent No. 7,608,600.

In August 2013, we filed a request with the Chinese Patent Office’s Patent Re-examination Board, or PRB, to invalidate Gilead’s Chinese Patent No. ZL.200480019148.4. Gilead’s patent relates to 2’-fluoro-2’-methyl-nucleoside compounds that are useful for treating HCV. The request alleges that Gilead’s patent is invalid for lack of novelty over a prior filed Idenix co-owned Chinese patent application. We cannot predict whether our request will be granted by the PRB.

We do not believe the respective patents at issue in these foreign cases are relevant to any compounds we currently have under clinical development. Gilead may make similar claims or bring additional legal proceedings in other jurisdictions where we have granted patents.

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

In December 2013, we filed infringement lawsuits against Gilead in the U.S District Court for the District of Massachusetts and in U.S. District Court for the District of Delaware. In the Massachusetts action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our two asserted co-owned patents, U.S. Patent Nos. 6,914,054 and 7,608,597. In the Delaware action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our asserted co-owned patent U.S. Patent No. 7,608,600. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our U.S. patents. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent No. 8,415,322. As part of that claim, we are asking that our U.S. Patent No. 7,608,600 be deemed to have priority of invention over Gilead’s U.S. Patent No. 8,415,322.

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our European patent. The European patent involved covers similar subject matter to our U.S. Patent No. 7,608,600.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of April 23, 2014, we had 150,843,352 shares of common stock issued and outstanding, together with outstanding options to purchase 8,617,947 shares of common stock with a weighted average exercise price of $6.74 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Concentrated ownership of our common stock by certain stockholders could delay or prevent a change in corporate control.

As of April 23, 2014, Baupost owned approximately 35% of our outstanding common stock and Novartis owned approximately 22% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

Date: May 1, 2014	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2014	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT