Form 10-Q
period 2014-06-30
IDENIX PHARMACEUTICALS INC
filed 2014-07-31
CIK 1093649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 23, 2014, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 151,503,782 shares.

Page

Part I-Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II-Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Exhibit Index	47
Exhibit 10.1 Third Amendment to Lease, dated May 29, 2014, by and between the Registrant and BMR Street LLC

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$177,613	$122,006
Restricted cash	1,402	1,402
Receivables from related party	1,050	1,409
Other current assets	6,222	4,935

Total current assets	186,287	129,752
Property and equipment, net	2,599	2,782
Receivables from related party, net of current portion	4,555	5,082
Other assets	4,185	3,395

Total assets	$197,626	$141,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,428	$7,781
Accrued expenses	19,666	9,303
Deferred revenue, related party	714	714
Other current liabilities	449	392

Total current liabilities	28,257	18,190
Other long-term liabilities	9,240	9,278
Deferred revenue	4,272	4,272
Deferred revenue, related party, net of current portion	2,917	3,274

Total liabilities	44,686	35,014
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2014 and December 31, 2013; 151,470,155 and 134,119,350 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	151	134
Additional paid-in capital	1,080,984	935,406
Accumulated other comprehensive income	783	859
Accumulated deficit	(928,978)	(830,402)

Total stockholders’ equity	152,940	105,997

Total liabilities and stockholders’ equity	$197,626	$141,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013

Revenues:
Collaboration revenue - related party	$(26,071)	$112

Total revenues	(26,071)	112
Operating expenses:
Cost of revenues	—	368
Research and development	24,185	19,779
General and administrative	14,492	9,141

Total operating expenses	38,677	29,288

Loss from operations	(64,748)	(29,176)
Other income, net	286	257

Net loss	$(64,462)	$(28,919)

Basic and diluted net loss per common share	$(0.43)	$(0.22)
Shares used in computing basic and diluted net loss per common share	150,968	133,960

Comprehensive loss:
Net loss	$(64,462)	$(28,919)
Changes in other comprehensive income:
Foreign currency translation adjustment	(125)	151

Comprehensive loss	$(64,587)	$(28,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Revenues:
Collaboration revenue - related party	$(29,078)	$964

Total revenues	(29,078)	964
Operating expenses:
Cost of revenues	—	700
Research and development	45,262	43,787
General and administrative	24,795	16,676

Total operating expenses	70,057	61,163

Loss from operations	(99,135)	(60,199)
Other income, net	560	528

Loss before income taxes	(98,575)	(59,671)
Income tax expense	(1)	(1)

Net loss	$(98,576)	$(59,672)

Basic and diluted net loss per common share	$(0.67)	$(0.45)
Shares used in computing basic and diluted net loss per common share	148,059	133,959

Comprehensive loss:
Net loss	$(98,576)	$(59,672)
Changes in other comprehensive income:
Foreign currency translation adjustment	(76)	(198)

Comprehensive loss	$(98,652)	$(59,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENIX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(98,576)	$(59,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	538	1,144
Share-based compensation expense	3,082	2,635
Revenue adjustment for contingently issuable shares	29,449	(607)
Other	5	14
Changes in operating assets and liabilities:
Receivables from related party	359	751
Other assets	(759)	(989)
Accounts payable	(353)	1,297
Accrued expenses and other current liabilities	9,564	2,923
Deferred revenue, related party	(357)	(357)
Other liabilities	(34)	(55)

Net cash used in operating activities	(57,082)	(52,916)

Cash flows from investing activities:
Purchases of property and equipment	(336)	(881)
Release of restricted cash	—	701

Net cash used in investing activities	(336)	(180)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,474	15
Proceeds from issuance of common stock, net of offering costs	106,590	—

Net cash provided by financing activities	113,064	15
Effect of changes in exchange rates on cash and cash equivalents	(39)	(145)

Net increase (decrease) in cash and cash equivalents	55,607	(53,226)
Cash and cash equivalents at beginning of period	122,006	230,826

Cash and cash equivalents at end of period	$177,613	$177,600

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

On June 9, 2014, we announced that we had entered into an agreement and plan of merger, which we refer to as the merger agreement, with Merck & Co., Inc. and its wholly-owned subsidiary, Imperial Blue Corporation, which together we refer to as Merck. On June 20, 2014, pursuant to the merger agreement, Merck commenced a tender offer, which we refer to as the offer, to purchase all of our issued and outstanding shares of common stock for $24.50 per share in cash. Consummation of the offer is subject to customary closing conditions. The tender offer will expire on August 4, 2014. We expect that the transaction will be completed in August 2014, but there can be no assurance that the offer will close in this timeframe or at all. Upon consummation of the merger we anticipate incurring merger related costs including approximately $64.0 million payable to third-parties. Upon closing of the offer and subject to the terms of the merger agreement, we will become a wholly-owned subsidiary of Merck and our common stock will cease to trade on the NASDAQ Global Market. The foregoing description of the transaction with Merck does not purport to be complete and is qualified in its entirety by reference to the merger agreement, a copy of which was filed as Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 9, 2014.

In April 2014, we completed a seven-day proof-of-concept study of IDX21437, our lead uridine nucleotide prodrug candidate. IDX21437 monotherapy was well-tolerated and showed potent antiviral activity of mean maximal viral load reductions of 4.2 to 4.3 log10 IU/mL for patients infected with HCV genotype 1, 2 or 3 receiving 300 mg once-daily of IDX21437 for seven days. We expect to initiate an all-oral pan-genotypic combination phase II clinical trial of IDX21437 and samatasvir in mid-2014.

IDX21459 is our follow-on uridine-based nucleotide prodrug candidate that has shown a favorable preclinical profile including potent, pan-genotypic activity and favorable safety with respect to cardiac, mitochondrial and genotoxicity assessments. In April 2014, we initiated a phase I clinical trial in several countries outside the U.S. to evaluate IDX21459 in healthy volunteers and genotype 1 HCV-infected patients at multiple doses.

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

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead Sciences, Inc., and/or certain of its subsidiaries, which we refer to as Gilead, in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing SovaldiTM, which we believe infringes our European patent. Gilead has counterclaimed for invalidity of our patent in certain of these jurisdictions. We also have several other legal matters ongoing with Gilead including infringement lawsuits in the U.S. and Canada, an ongoing interference case declared by the U.S. Patent and Trademark Office, or USPTO, and invalidity matters in other foreign jurisdictions. In March 2014, related to a Norway invalidity proceeding, the Oslo District Court determined that our patent NO 330 755 covering 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections is invalid. We filed an appeal to challenge the court’s decision. The details of these ongoing legal matters are described more fully in Note 7.

In January 2014, we issued 16.4 million shares of our common stock to Baupost Group, L.L.C., a related party, through a registered direct offering under a shelf registration and received $106.6 million in net proceeds. We believe our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2015.

Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at June 30, 2014, we had an

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

accumulated deficit of $929.0 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014. These interim financial statements are unaudited, but in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The year ended condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification Topic 605, Revenue Recognition, or ASC Topic 605, and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the potential impact of adopting ASU 2014-09 on our financial statements and related disclosures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and for revenue arrangements entered into after June 30, 2003, in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB. For multiple-element revenue arrangements entered into or materially modified after January 1, 2011, we recognize revenue under ASC Topic 605.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

We record revenue provided that there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Collaboration Revenue — Related Party

In July 2012, we executed a termination and revised relationship agreement, which we refer to as the termination agreement, with Novartis Pharma AG, or Novartis, which granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. The details of the termination agreement are described more fully in Note 6. We determined that the best estimate of selling price, or BESP, of Novartis’ non-exclusive license at July 31, 2012 was $5.0 million which is recognized as collaboration revenue from related party on a straight-line basis over the term of the non-exclusive license, or seven years. In establishing BESP for the non-exclusive license, we used a discounted cash flow model and considered the likelihood of our and Novartis’ drugs being commercialized, the development and commercialization timeline, discount rate, and probable treatment combination and associated peak sales figures which generate royalty amounts. As of June 30, 2014 and December 31, 2013, the remaining balances of $3.6 million and $4.0 million, respectively, were included in deferred revenue from related party in our condensed consolidated balance sheets.

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

At June 30, 2014 and December 31, 2013, all of our receivables from related party were due from Novartis related to Novartis’ commitment under the termination agreement to reimburse us for contractual payments due by us to third-parties (Note 7).

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2014 and December 31, 2013, we had $120.7 million and $88.0 million, respectively, invested in money market funds. Our money market investments have calculated net asset values and are therefore classified as Level 2. There were no Level 3 assets held at fair value at June 30, 2014 or at December 31, 2013. There were no gross unrealized gains or losses for the three and six months ended June 30, 2014 or 2013.

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

The following sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except per Share Data)		(In Thousands, Except per Share Data)
Basic and diluted net loss per common share:
Net loss	$(64,462)	$(28,919)	$(98,576)	$(59,672)
Basic and diluted weighted average number of common shares outstanding	150,968	133,960	148,059	133,959
Basic and diluted net loss per common share	$(0.43)	$(0.22)	$(0.67)	$(0.45)

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following potential common shares were excluded from the calculation of basic and diluted net loss per common share because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
	(In Thousands)

Options	8,188	7,671
Contingently issuable shares to related party	2,202	511

	10,390	8,182

In addition to the contingently issuable shares to related party listed in the table above, Novartis could be entitled to additional shares under its stock subscription rights which would be anti-dilutive in future periods based on our current stock price.

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)

Research and development contract costs	$8,765	$2,832
Payroll and benefits	4,053	2,888
Professional fees	4,955	992
Accrued settlement payment	1,050	1,052
Other	843	1,539

	$19,666	$9,303

Other long-term liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)

Accrued settlement payment	$4,555	$5,082
Research and development contract costs	3,278	3,278
Other	1,407	918

	$9,240	$9,278

5. SHARE-BASED COMPENSATION

The following table shows share-based compensation expense as included in our condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Research and development	$569	$525	$1,052	$995
General and administrative	1,083	861	2,030	1,640

Total share-based compensation expense	$1,652	$1,386	$3,082	$2,635

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The table below illustrates the fair value per share and Black-Scholes option pricing model with the following assumptions used for grants issued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted average fair value of options	$5.11	$3.21	$4.77	$3.04
Risk-free interest rate	1.85%	1.01%	1.57%	0.88%
Expected dividend yield	—	—	—	—
Expected option term (in years)	6.42	5.27	5.41	5.27
Expected volatility	80.4%	79.7%	81.3%	80.3%

The expected option term and expected volatility were determined by examining the expected option term and expected volatilities of similarly sized biotechnology companies as well as expected term and expected volatility of our own stock. During the three months ended June 30, 2014 certain options were granted with a contractual term of 10 years.

The following table summarizes option activity under the equity incentive plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2013	7,430,965	$6.67
Granted	1,907,775	$7.15
Cancelled	(219,685)	$11.77
Exercised	(930,564)	$6.96

Options outstanding at June 30, 2014	8,188,491	$6.61

Options exercisable at June 30, 2014	4,912,218	$6.39

We had an aggregate of $15.1 million of share-based compensation expense as of June 30, 2014 remaining to be amortized over a weighted average expected term of 2.71 years.

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

Under the terms of this collaboration agreement, we are conducting the clinical trials. The collaboration includes two ongoing phase II clinical trials, which we refer to as HELIX-1 and HELIX-2. HELIX-1 is a 12-week phase II clinical trial evaluating samatasvir and simeprevir plus ribavirin in treatment-naïve genotype 1b or 4 HCV-infected patients. Interim data from HELIX-1 showed the regimen was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose was advanced into the ongoing three-DAA HELIX-2 clinical trial which was initiated in the fourth quarter of 2013. This 12-week phase II HELIX-2 clinical trial is evaluating the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin. We expect to report rates of sustained virologic response, or SVR, data in the second half of 2014.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

This collaboration agreement may be terminated by either party in certain circumstances. Janssen may terminate the collaboration agreement, in its sole discretion, by providing us with 30 days written notice. If Janssen terminates the collaboration agreement in such instance, it shall reimburse us for certain of our costs associated with the collaboration.

If either us or Janssen materially breaches the collaboration agreement and does not cure such breach within a specified time period, the non-breaching party may terminate the collaboration agreement in its entirety. Either party may also terminate the collaboration agreement, effective immediately, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. Either party may also terminate the collaboration agreement to protect the safety, health or welfare of subjects in the trials. We may terminate the collaboration agreement prior to the commencement of certain activities if Janssen’s research, development and license agreement with Medivir is terminated.

Novartis Collaboration

In May 2003, we entered into the development and commercialization agreement with Novartis related to the worldwide development and commercialization of our drug candidates. In May 2003, we also entered into the stockholders’ agreement with Novartis. In July 2012, we and Novartis materially modified our collaboration by executing the termination agreement and the second amended and restated stockholders’ agreement. As of July 23, 2014, Novartis owned approximately 22% of our outstanding common stock.

Termination Agreement

Pursuant to the termination agreement, we granted Novartis a non-exclusive license to conduct clinical trials evaluating a combination of any of our and Novartis’ HCV drug candidates after the HCV drug candidates have completed dose-ranging studies, subject to meeting certain criteria. Novartis’ ability to initiate combination trials expires on the seven year anniversary of the execution of the termination agreement, or July 2019, although any combination study commenced prior to such expiration date may continue after the expiration date. We determined the BESP of the non-exclusive license at July 31, 2012 to be $5.0 million which is recognized as revenue on a straight-line basis over the term of the non-exclusive license, or seven years. During each of the three and six months ended June 30, 2014 and 2013, we recognized $0.2 million and $0.4 million, respectively, of collaboration revenue related to the non-exclusive license. As of June 30, 2014 and December 31, 2013, we had a balance of $3.6 million and $4.0 million, respectively, of deferred revenue from related party in our condensed consolidated balance sheets. Collaboration revenue was also impacted by Novartis’ stock subscription rights described below.

If Novartis conducts a dose-ranging study with respect to our HCV drug candidates, we have agreed to supply Novartis with our HCV drug candidates for use in such combination trials. We and Novartis have agreed to use commercially reasonable efforts to, in good faith, enter into a supply agreement and other relevant agreements in connection with any such combination trial. Additionally, under the termination agreement, following the receipt of certain data related to a combination trial and upon Novartis’ request, we and Novartis are obligated to, in good faith, use commercially reasonable efforts to negotiate a future agreement for the development, manufacture and commercialization of such combination therapy for the treatment of HCV. Neither party is obligated to negotiate for a period longer than 180 days.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

For the three months ended June 30, 2014, the $26.2 million impact of Novartis’ stock subscription rights increased additional paid-in capital and reduced collaboration revenue. For the six months ended June 30, 2014, the $29.4 million impact of Novartis’ stock subscription rights increased additional paid-in capital and reduced collaboration revenue.

7. COMMITMENTS AND CONTINGENCIES

Product and Drug Candidates

In connection with the resolution of matters relating to certain of our HCV drug candidates, in May 2004, we entered into a settlement agreement with the University of Alabama at Birmingham, or UAB, which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2014.

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

Pursuant to the license agreement between us and UAB, we were granted an exclusive license to the rights that the UABRF an affiliate of UAB, Emory University and CNRS have to a 1995 U.S. patent application and progeny thereof and counterpart patent applications in Europe, Canada, Japan and Australia that cover the use of certain synthetic nucleosides for the treatment of HBV. In July 2008, we entered into a settlement agreement with UAB, UABRF and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of HBV and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, CNRS and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. UAB also agreed to abandon certain continuation patent applications it filed in July 2005. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and agreed to make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis from worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Included in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 was a liability of $5.6 million and $6.1 million, respectively, related to this settlement agreement. Under the termination agreement executed in July 2012, we no longer receive royalty or milestone payments from Novartis based upon worldwide product sales of Tyzeka®/Sebivo®. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at June 30, 2014 and December 2013 was $5.6 million and $6.1 million, respectively, for the reimbursement from Novartis for these contractual payments to UABRF.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

In December 2013, we filed infringement lawsuits against Gilead in the U.S District Court for the District of Massachusetts and in U.S. District Court for the District of Delaware. In the Massachusetts action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our two asserted co-owned patents, U.S. Patent Nos. 6,914,054 and 7,608,597. In the Delaware action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our asserted co-owned patent U.S. Patent No. 7,608,600. The Massachusetts action has been transferred to the U.S. District Court for the District of Delaware. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our U.S. patents. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent No. 8,415,322. As part of that claim, we are asking that our U.S. Patent No. 7,608,600 be deemed to have priority of invention over Gilead’s U.S. Patent No. 8,415,322.

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our European patent. The European patent involved covers similar subject matter to our U.S. Patent No. 7,608,600. Gilead has counterclaimed for invalidity of our patent in certain of these jurisdictions.

While we cannot predict whether we will prevail, we intend to vigorously defend all of these actions described above and any others like it brought by a third-party. These legal proceedings are likely to be expensive and time consuming. We do not believe the patents at issue in these cases are relevant to any compounds we currently have under clinical development. In the event we do not prevail in certain jurisdictions, we may be liable for reimbursement of legal fees incurred by the other party. As of June 30, 2014, we have not recorded a liability associated with any of these legal matters as we do not consider a loss to be probable.

On June 16 2014, two cases were filed in the Court of Chancery of the State of Delaware against Idenix, our directors and certain officers, and Merck, captioned as follows: Ronald Burns, et. al. v. Idenix Pharmaceuticals, Inc., et. al., Case No. 9764-VCG (Del. Ch.) and Emin Dulger, et. al. v. Idenix Pharmaceuticals, Inc., et. al., Case No. 9767-VCG (Del. Ch.). The two cases are putative class actions brought by purported stockholders alleging, among other things, that our directors breached their fiduciary duties by approving the merger agreement, and that we and Merck aided and abetted these alleged breaches of fiduciary duty. Both complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as money damages.

On June 26, 2014, a case was filed in the Trial Court of the Commonwealth of Massachusetts, Superior Court Department, for Suffolk County against Idenix, our directors, and Merck, captioned as follows: Bill Lioio, et. al. v. Idenix Pharmaceuticals, Inc., et. al., Docket No. B.L.S. 14-2010. This case is a putative class action brought by purported stockholders alleging, among other things, that our directors breached their fiduciary duties by approving the merger agreement, and that Merck aided and abetted these alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as money damages.

On July 2, 2014, another case was filed in the Court of Chancery of the State of Delaware against Idenix, our directors, and Merck, captioned as follows: David Wohlberg, et. al. v. Idenix Pharmaceuticals, Inc., et. al., Case No. 9854 (Del. Ch.). This case is a putative class action brought by purported stockholders alleging, among other things, that our directors breached their fiduciary duties by approving the merger agreement and issuing a materially false and misleading Schedule 14D-9, and that Idenix and Merck aided and abetted these alleged breaches of fiduciary duty. This complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as money damages.

On July 24, 2014, we, the members of our board of directors and Merck entered into a memorandum of understanding, which we refer to as the MOU, with the plaintiffs in the above-captioned actions reflecting an agreement in principle to settle the actions based on the agreement to include certain additional disclosures relating to the offer and the merger in our public filings. As defendants in the actions, to eliminate the burden, expense, distraction and uncertainties inherent in further litigation, and without admitting the validity of any allegation made in such actions, or any liability with respect thereto, we have concluded that it is desirable that the claims against us be settled on the terms reflected in the MOU. The terms of the settlement reflected in the MOU are subject to customary conditions including completion of appropriate settlement documentation, court approval and consummation of the offer and the merger.

The MOU provides that all actions will be dismissed with prejudice as to all defendants. Pursuant to the terms of the MOU, the parties expect to execute a stipulation of settlement, which will be subject to approval by the court, following notice to holders of shares of our common stock. There can be no assurance that the settlement will be finalized or that the court will approve the settlement. No amount of loss or range of possible loss can be reasonably estimated therefore at June 30, 2014, we have not recorded a liability associated with any of these legal matters.

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

IDENIX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

On June 9, 2014, we announced that we had entered into an agreement and plan of merger, or the merger agreement, with Merck & Co., Inc. and its wholly-owned subsidiary, Imperial Blue Corporation, which together we refer to as Merck. On June 20, 2014, pursuant to the merger agreement, Merck commenced a tender offer, which we refer to as the offer, to purchase all of our issued and outstanding shares of common stock for $24.50 per share in cash. Consummation of the offer is subject to other customary closing conditions. The initial expiration date of the offer is August 4, 2014. We expect that the transaction will be completed in August 2014, but there can be no assurance that the offer will close in this timeframe or at all. Upon closing of the offer and subject to the terms of the merger agreement, we will become a wholly-owned subsidiary of Merck and our common stock will cease to trade on the NASDAQ Global Market. The foregoing description of the transaction with Merck does not purport to be complete and is qualified in its entirety by reference to the merger agreement, a copy of which was filed as Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 9, 2014.

The following table summarizes key information regarding our pipeline of HCV drug candidates/programs:

Drug Candidates/Programs	Description

IDX21437 – Lead Uridine-Based Nucleotide Prodrug	In the fourth quarter of 2013, we initiated a phase I/II clinical trial outside the U.S. for IDX21437. In April 2014, we completed a seven-day proof-of-concept study of IDX21437. IDX21437 monotherapy was well-tolerated and showed potent antiviral activity of mean maximal viral load reductions of 4.2 to 4.3 log10 IU/mL for patients infected with HCV genotype 1, 2 or 3 receiving 300 mg once-daily of IDX21437 for seven days. We expect to initiate an all-oral pan-genotypic combination phase II clinical trial of IDX21437 and samatasvir, our NS5A inhibitor, in mid-2014.

IDX21459 – Uridine-Based Nucleotide Prodrug	IDX21459 is our follow-on uridine-based nucleotide prodrug candidate that has shown a favorable preclinical profile including potent, pan-genotypic activity and favorable safety with respect to cardiac, mitochondrial and genotoxicity assessments. In April 2014, we initiated a phase I clinical trial in several countries outside the U.S. to evaluate IDX21459 in healthy volunteers and genotype 1 HCV-infected patients at multiple doses.

Nucleotide Polymerase Inhibitor Discovery Program	As part of our ongoing extensive nucleotide discovery effort, we continue to explore and develop a diverse spectrum of nucleotides with novel bases, prodrugs and sugar moieties. Our discovery efforts are currently focused on the identification of a novel nucleotide prodrug with a distinct resistance profile from our clinical nucleotide candidates that can be used in a combination strategy to treat HCV.

Samatasvir (IDX719) – NS5A Inhibitor

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

Interim data from the phase II HELIX-1 clinical trial showed the regimen of samatasvir and simeprevir plus ribavirin was well-tolerated and that in patients receiving 50 mg of samatasvir and 150 mg of simeprevir plus ribavirin, 85% had undetectable virus levels at four weeks after completing therapy, or SVR4. The 50 mg dose was advanced into the ongoing three-DAA HELIX-2 clinical trial.

In the fourth quarter of 2013, we initiated a 12-week phase II HELIX-2 clinical trial which evaluates the three-DAA combination of samatasvir, simeprevir, and TMC647055 with low-dose ritonavir, with and without ribavirin, in genotype 1 HCV-infected patients who are either treatment-naïve or have relapsed after treatment with interferon and ribavirin. This trial is ongoing and we expect to report sustained virologic response, or SVR, data in the second half of 2014.

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead Sciences, Inc., and/or certain of its subsidiaries, which we refer to as Gilead, in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing SovaldiTM, which we believe infringes our European patent. Gilead has counterclaimed for invalidity of our patent in certain of these jurisdictions. We also have several other legal matters ongoing with Gilead including infringement lawsuits in the U.S. and Canada, an ongoing interference case declared by the U.S. Patent and Trademark Office, or USPTO, and invalidity matters in other foreign jurisdictions. In March 2014, related to a Norway invalidity proceeding, the Oslo District Court determined that our patent NO 330 755 covering 2’-methyl-2’-fluoro nucleoside compounds useful in the treatment of HCV and other flaviviridae infections is invalid. We filed an appeal to challenge the court’s decision.

All of our drug candidates are currently in preclinical or early to mid-stage clinical development. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund costs that we incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. We have incurred losses in each year since our inception and at June 30, 2014, we had an accumulated deficit of $929.0 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

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

Collaboration revenue from related party was $(26.1) million in the three months ended June 30, 2014 as compared to $0.1 million in the same period in 2013. The $26.2 million decrease was primarily due to a charge against revenue of $26.2 million due to the impact of Novartis’ stock subscription rights related to stock options that would be issuable to Novartis. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q.

Cost of Revenues

We did not record cost of revenues in the three months ended June 30, 2014 as compared to $0.4 million in the same period in 2013.

Research and Development Expenses

Research and development expenses were $24.2 million in the three months ended June 30, 2014 as compared to $19.8 million in the same period in 2013. The increase of $4.4 million was primarily due to $8.0 million of expenses in preparation for the combination phase II clinical trial of IDX21437 and samatasvir and $1.3 million in expenses related to our nucleotide polymerase inhibitor discovery programs. These costs were partially offset by decreases of $2.5 million related to the IDX20963 program which was discontinued in early 2014 and $2.4 million related to samatasvir.

General and Administrative Expenses

General and administrative expenses were $14.5 million in the three months ended June 30, 2014 as compared to $9.1 million in the same period in 2013. The increase of $5.4 million was primarily due to additional patent litigation costs and legal fees associated with the potential merger with Merck.

Other Income, Net

Other income, net was $0.3 million in the three months ended June 30, 2014 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenues

Collaboration revenue from related party was $(29.1) million in the six months ended June 30, 2014 as compared to $1.0 million in the same period in 2013. The $30.1 million decrease was primarily due to charges against revenue of $26.9 million due to the impact of Novartis’ stock subscription rights related to stock options that would be issuable to Novartis. The stock subscription right is described in the footnotes to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q.

Cost of Revenues

We did not record cost of revenues in the six months ended June 30, 2014 as compared to $0.7 million in the same period in 2013.

Research and Development Expenses

Research and development expenses were $45.3 million in the six months ended June 30, 2014 as compared to $43.8 million in the same period in 2013. The increase of $1.5 million was primarily due to $13.6 million of expenses in preparation for the combination phase II clinical trial of IDX21437 and samatasvir and $1.6 million in expenses related to our nucleotide polymerase inhibitor discovery programs. These costs were partially offset by decreases of $6.3 million related to the IDX20963 program which was discontinued in early 2014, $3.8 million related to the IDX184 and IDX19368 programs which were discontinued in early 2013 and a $3.3 million decrease in costs related to samatasvir.

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

General and Administrative Expenses

General and administrative expenses were $24.8 million in the six months ended June 30, 2014 as compared to $16.7 million in the same period in 2013. The increase of $8.1 million was primarily due to additional patent litigation costs and legal fees associated with the potential merger with Merck.

We expect our general and administrative expenses for 2014 to be higher than the amount incurred in 2013 mainly due to additional patent litigation costs.

Other Income, Net

Other income, net was $0.6 million in the six months ended June 30, 2014 and was primarily comprised of research and development credits. This amount was substantially unchanged as compared to the same period in 2013.

Income Tax Expense

Income tax expense was less than $0.1 million in the six months ended June 30, 2014 which was substantially unchanged as compared to the same period in 2013.

Liquidity and Capital Resources

Since our inception in 1998, we have financed our operations with proceeds obtained in connection with license and development arrangements and equity financings. The proceeds include:

•	license, milestone, royalty and other payments from Novartis through July 31, 2012;

•	license, milestone and stock purchase payments from ViiV Healthcare Company, or ViiV, and GlaxoSmithKline, or GSK, through March 15, 2012;

•	reimbursements from Novartis for costs we have incurred subsequent to May 8, 2003 in connection with the development of telbivudine (Tyzeka®/Sebivo®) and compounds Novartis previously licensed from us;

•	sales of Tyzeka® in the United States through September 30, 2007;

•	net proceeds from Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, for reimbursement of development costs;

•	net proceeds from private placements of our convertible preferred stock in 1998, 1999 and 2001;

•	net proceeds from offerings in July 2004, October 2005, August 2009, April 2010, April 2011, November 2011, August 2012 and January 2014;

•	net proceeds from private placements of our common stock concurrent with our public offerings in 2004, 2005 and April 2011; and

•	proceeds from the exercise of stock options granted pursuant to our equity compensation plans.

We had total cash and cash equivalents of $177.6 million and $122.0 million as of June 30, 2014 and December 31, 2013, respectively. We believe that our current cash and cash equivalents will be sufficient to sustain operations into at least the second half of 2015. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. As of June 30, 2014, all of our investments were in money market funds.

We have incurred losses in each year since our inception and at June 30, 2014, we had an accumulated deficit of $929.0 million. We expect to incur losses over the next several years as we continue to expand our drug discovery and development efforts. As a result of continuing losses, we may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements and we may seek a partner who will assist in the future development and commercialization of our drug candidates. In January 2014, we issued 16.4 million shares of our common stock to Baupost Group, L.L.C., or Baupost, through a registered direct offering under a shelf registration and received $106.6 million in net proceeds. Additional funding may not be available to us or, if available, may not be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, other than Novartis, which has the right to maintain its current ownership level. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, reduce or eliminate one or more of our drug development programs, enter into new collaborative, strategic alliances or licensing arrangements that may not be favorable to us and reduce the number of our employees.

Net cash used in operating activities was $57.1 million and $52.9 million in the six months ended June 30, 2014 and 2013, respectively. The $4.2 million net change was primarily due to an increase of $8.9 million in operating expenses offset by a decrease of $5.0 million in cash used related to accrued expenses and accounts payable.

Net cash used in investing activities was $0.3 million and $0.2 million in the six months ended June 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $113.1 million and less than $0.1 million in the six months ended June 30, 2014 and 2013, respectively. The increase of $113.0 million was primarily due to the receipt of net proceeds of $106.6 million related to the registered direct offering in January 2014 and a $6.5 million increase in proceeds from the exercise of stock options in 2014 compared to the same period in 2013.

Contractual Obligations and Commitments

Set forth below is a description of our contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Operating leases	$18,955	$3,520	$7,049	$6,038	$2,348
Settlement payments and other agreements	1,470	1,432	38	—	—
Long-term obligations	4,970	—	—	4,555	415

Total contractual obligations	$25,395	$4,952	$7,087	$10,593	$2,763

Included in the table above is $5.6 million related to a settlement agreement we entered into in July 2008 with the University of Alabama at Birmingham, or UAB, the University of Alabama at Birmingham Research Foundation, or

UABRF, an affiliate of UAB, and Emory University relating to our telbivudine technology. Pursuant to this settlement agreement, all contractual disputes relating to patents covering the use of certain synthetic nucleosides for the treatment of hepatitis B virus, or HBV, and all litigation matters relating to patents and patent applications related to the use of ß-L-2’-deoxy-nucleosides for the treatment of HBV assigned to one or more of Idenix, Le Centre National de la Recherche Scientifique, or CNRS, and L’Universite Montpellier II, or the University of Montpellier, and which cover the use of Tyzeka®/Sebivo® have been resolved. Under the terms of the settlement agreement, we paid UABRF (on behalf of UAB and Emory University) a $4.0 million upfront payment and will make additional payments to UABRF equal to 20% of all royalty payments received by us from Novartis based on worldwide sales of Tyzeka®/Sebivo®, subject to minimum payment obligations aggregating $11.0 million. Our payment obligations under the settlement agreement expire in August 2019. The settlement agreement was effective on June 1, 2008 and included mutual releases of all claims and covenants not to sue among the parties. It also included a release from a third-party scientist who had claimed to have inventorship rights in certain Idenix/CNRS/University of Montpellier patents. Novartis is required to reimburse us for our contractual payments to UABRF in connection with our intellectual property related to Tyzeka®/Sebivo®. Included in receivables from related party at June 30, 2014 was $5.6 million for the reimbursement from Novartis for these contractual payments to UABRF.

Certain potential payment obligations relating to our HBV and HCV product and drug candidates that are described below are excluded from the contractual obligations table above as we cannot make a reliable estimate of the period in which the cash payments may be made.

In May 2004, we entered into a settlement agreement with UAB which provides for a milestone payment of $1.0 million to UAB upon receipt of regulatory approval in the United States to market and sell certain HCV products invented or discovered by our former chief executive officer during the period from November 1, 1999 to November 1, 2000. This settlement agreement also provides that if such HCV products were approved and commercialized, we will pay UAB an amount equal to 0.5% of worldwide net sales of such HCV products with a minimum sales-based payment equal to $12.0 million. Such payments would be due even in the instance where we licensed such technology to a third-party. Currently, there are no such HCV products approved and therefore there was no related liability recorded as of June 30, 2014.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors Related to Our Business

If the offer by Merck pursuant to the merger agreement is not consummated, our business could be adversely affected.

On June 9, 2014, we announced that we had entered into the merger agreement with Merck. On June 20, 2014, pursuant to the merger agreement, Merck commenced the offer to purchase all of our issued and outstanding shares of common stock for $24.50 per share in cash. Consummation of the offer is subject to customary closing conditions. If the offer by Merck pursuant to the merger agreement is not consummated for any reason, our business could be adversely affected. In particular, we may not be able to raise additional capital in the near term to continue to fund our clinical trials and our general operations. Moreover, our development and marketing of drug candidates may be significantly delayed, such that our ability to effectively compete in the market place may be irreparably harmed.

In addition, we will be required to pay Merck a termination fee of $115.6 million in the event that the merger agreement is terminated by Merck following a change of recommendation by our board of directors or if we enter into an agreement with respect to a proposal from a third party that is superior to Merck’s, in each case, as is more particularly described in the merger agreement. Under certain additional circumstances described in the merger agreement, we will be required to pay Merck a termination fee of $115.6 million if the merger agreement is terminated and, within 12 months following such termination, we enter into an agreement for a business combination transaction of the type described in the relevant provisions of the merger agreement and such transaction is subsequently consummated. Finally, if the merger agreement is terminated because the transaction is not consummated by the outside date and at the time of termination the only condition to the offer that is unsatisfied is the valid tender of a number of shares representing at least a majority of our outstanding shares of common stock on a fully diluted basis, then we have agreed to reimburse up to $5.0 million of Merck’s reasonable documented out-of-pocket fees and expenses incurred prior to termination in connection with the transactions contemplated by the merger agreement and the amount of such reimbursement will be credited against any termination fee that may subsequently become payable by us in connection with our entry into an agreement for a business combination in the 12 months subsequent to termination as described above.

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

We believe our cash and cash equivalents balance at June 30, 2014 will be sufficient to sustain operations into at least the second half of 2015. Our drug development programs and the potential commercialization of our drug candidates will require substantial cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review and future manufacturing and sales and marketing efforts.

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

As of June 30, 2014, all of our investments were in money market funds. Our investment policy seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.

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

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will not change. Different assumptions could yield materially different financial results.

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

Commercial availability of our drug candidates is dependent upon successful clinical development and receipt of requisite regulatory approvals. Clinical data often are susceptible to varying interpretations. Many companies that have believed that their drug candidates performed satisfactorily in clinical trials in terms of both safety and efficacy have nonetheless failed to obtain regulatory approval for commercial sale. Furthermore, the FDA and other regulatory authorities may request additional information including data from additional clinical trials, which may significantly delay any approval and these regulatory agencies ultimately may not grant marketing approval for any of our drug candidates. For example, in August 2012, the FDA placed IDX184 on partial clinical hold and IDX19368 on clinical hold. Both of these holds were due to serious cardiac-related adverse events observed with a competitor’s nucleotide polymerase inhibitor, BMS-986094. In February 2013, the FDA communicated to us that both of these programs would remain on clinical hold. As a result, we elected not to continue the development of these two programs.

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

Except as noted above, Novartis’ right to purchase shares includes a right to purchase securities that are convertible into, or exchangeable for, our common stock, provided that Novartis’ right to purchase stock in connection with options or other convertible securities issued to any of our directors, officers, employees or consultants pursuant to any stock compensation or equity incentive plan will not be triggered until the underlying equity security has been issued to the director, officer, employee or consultant. Novartis waived its right to purchase additional shares of our common stock as a result of the shares of common stock we issued to GSK in 2009. Additionally, Novartis did not purchase shares of our common stock pursuant to our offerings in August 2009, April 2010, November 2011, August 2012 or January 2014. We issued 1.8 million shares of our common stock to Novartis pursuant to a private placement agreement in conjunction with our underwritten offering in April 2011. Novartis’ ownership has been diluted from approximately 53% prior to the August 2009 offering to approximately 22% as of July 23, 2014.

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

In December 2013, we filed infringement lawsuits against Gilead in the U.S District Court for the District of Massachusetts and in U.S. District Court for the District of Delaware. In the Massachusetts action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our two asserted co-owned patents, U.S. Patent Nos. 6,914,054 and 7,608,597. In the Delaware action, we allege that Gilead’s method of treating HCV using its Sovaldi™ product infringes our asserted co-owned patent U.S. Patent No. 7,608,600. The Massachusetts action has been transferred to the U.S. District Court for the District of Delaware. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our U.S. patents. In the Delaware action, we also filed an interference claim between our co-owned U.S. Patent No. 7,608,600 and Gilead’s U.S. Patent No. 8,415,322. As part of that claim, we are asking that our U.S. Patent No. 7,608,600 be deemed to have priority of invention over Gilead’s U.S. Patent No. 8,415,322.

In March 2014, we and certain co-owners were granted a European Patent, EP 1 523 489, that covers 2’-methyl-2’-fluoro nucleosides for treating HCV. Subsequently, we filed infringement lawsuits against Gilead in France, Germany and the United Kingdom. In these lawsuits, we are seeking remedies with respect to Gilead’s marketing and sales of drugs containing Sovaldi™, which we believe infringes our European patent. The European patent involved covers similar subject matter to our U.S. Patent No. 7,608,600. Gilead has counterclaimed for invalidity of our patent in certain of these jurisdictions.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the failure of the offer by Merck to close;

•	the results of ongoing and planned clinical trials of our drug candidates;

•	developments in the market with respect to competing products or more generally the treatment of HCV;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the timing and success of the launch of products, if any, we successfully develop;

•	the decision by Novartis to initiate a combination trial with one of our HCV drug candidates;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory actions relating to the approval of our drug candidates;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in or conclusion of litigation to defend products liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	adverse publicity related to our company, our products or our product candidates;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

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

Sales of substantial amounts of our common stock in the public market or the availability of such shares for sale, could adversely affect the price of our common stock. In addition, the issuance of common stock upon exercise of outstanding options could be dilutive and may cause the market price for a share of our common stock to decline. As of July 23, 2014, we had 151,503,782 shares of common stock issued and outstanding, together with outstanding options to purchase 8,147,147 shares of common stock with a weighted average exercise price of $6.61 per share.

Novartis has rights, subject to certain conditions, to require us to file registration statements covering their shares or to include its shares in registration statements that we may file for ourselves.

Concentrated ownership of our common stock by certain stockholders could delay or prevent a change in corporate control.

As of July 23, 2014, Baupost owned approximately 35% of our outstanding common stock and Novartis owned approximately 22% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

The market price of our common stock is subject to substantial volatility as a result of announcements by us or other companies in our industry. As a result, purchasers of our common stock may not be able to sell their shares of common stock at or above the price at which they purchased such stock. Announcements which may subject the price of our common stock to substantial volatility include but are not limited to:

•	the failure of the offer by Merck to close;

•	the results of our clinical trials pertaining to any of our drug candidates, including the results of our collaboration with Janssen;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, drug candidates or products by us or our competitors;

•	the development of new technologies, drug candidates or products by us or our competitors;

•	regulatory actions with respect to our drug candidates or products or those of our competitors, including those relating to clinical trials, such as clinical holds imposed by regulatory authorities, marketing authorizations, pricing and reimbursement;

•	the timing and success of launches of any product we successfully develop;

•	the market acceptance of any products we successfully develop;

•	significant changes to our existing business model;

•	the initiation of, material developments in or conclusion of litigation to enforce or defend any of our intellectual property rights; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

Date: July 31, 2014	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ DANIELLA BECKMAN
Daniella Beckman
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Lease, dated May 29, 2014, by and between the Registrant and BMR Street LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	DEFINITION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT